Form 10-Q
period 2013-03-31
PENNYMAC FINANCIAL SERVICES, INC.
filed 2013-06-21
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35916

PennyMac Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0882793
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6101 Condor Drive, Moorpark, California	93021
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 17, 2013
Class A Common Stock, $0.0001 par value	12,777,777
Class B Common Stock, $0.0001 par value	60

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2013

EXPLANATORY NOTE

The financial statements and other disclosures contained in this report include those of PennyMac Financial Services, Inc. (“PFSI”), which is the registrant, and those of Private National Mortgage Acceptance Company, LLC (“PennyMac”), in which PFSI acquired an ownership interest in a reorganization transaction that was completed after March 31, 2013 in connection with the initial public offering of PFSI (which was completed on May 14, 2013).  Accordingly, because PFSI had no substantial assets or activities (except for activities relating to its initial public offering) as of March 31, 2013 and because the reorganization transactions had not been completed as of such date, PFSI believes it is informative to provide the financial statements and various other disclosures of PennyMac as of March 31, 2013 and for the quarters ended March 31, 2013 and 2012. For more information regarding the transactions described above, see Note 22, “Subsequent Events,” to the financial statements of PennyMac contained in this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2013	2012
	(in thousands except share data)
ASSETS
Cash	$50	$—
Total assets	$50	$—

LIABILITIES
Payable to Private National Mortgage Acceptance Company, LLC	$50	$—
Total liabilities	50	—

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A Common Stock, par value $0.0001 per share, 9,000 shares authorized, none issued and outstanding	$—	$—
Class B Common Stock, par value $0.0001 per share, 1,000 shares authorized, none issued and outstanding	—	—
Total stockholders’ equity	—	—
Total liabilities and stockholders’ equity	$50	$—

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO BALANCE SHEET (UNAUDITED)

Note 1—Organization

PennyMac Financial Services, Inc. (the “Company”) was formed as a Delaware corporation on December 31, 2012. Pursuant to a reorganization, the Company became a holding corporation and its sole asset is an equity interest in Private National Mortgage Acceptance Company, LLC (“PennyMac”). The Company is the managing member of PennyMac and operates and controls all of the businesses and affairs of PennyMac subject to the consent rights of other members under certain circumstances and, through PennyMac and its subsidiaries, continues to conduct the business now conducted by these subsidiaries.

Note 2—Summary of Significant Accounting Policies

Basis of Accounting—The balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America. Separate statements of income, changes in stockholders’ equity and cash flows have not been presented in the financial statements because this entity has had no activities.

Underwriting Commissions and Offering Costs—Underwriting commissions and offering costs to be incurred by the Company in connection with its common share offerings will be reflected as a reduction of additional paid-in capital. Underwriting commissions and offering costs are not recorded in the Company’s consolidated balance sheet because such costs are not the Company’s liability until the Company completes a successful initial public offering.

Organizational Costs—Organizational costs are not recorded in the Company’s consolidated balance sheet because such costs are not the Company’s liability until the Company completes a successful initial public offering. Thereafter, costs incurred to organize the Company will be expensed as incurred.

Note 3 — Liabilities

In March 2013, the Company borrowed $50,000 from PennyMac to fund its operating cash account.

Note 4—Stockholders’ Equity

Under the Company’s certificate of incorporation as in effect as of March 31, 2013 and December 31, 2012, the Company is authorized to issue 9,000 shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and 1,000 shares of Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), and all shares of Class A common stock and Class B Common Stock are identical.

Note 5—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these financial statements. During this period:

•                  In connection with the initial public offering (“IPO”) by the Company of its Class A Common Stock, par value $0.0001 per share, covered by the final prospectus, dated May 8, 2013 and included as part of the Registration Statement on Form S-1, as amended (File No. 333-186495) (the “Registration Statement”), the Company and PennyMac consummated a recapitalization (“Recapitalization”). Under the terms of the Recapitalization, the Company, PennyMac and the existing unitholders of PennyMac entered into that certain Fourth Amended and Restated Limited Liability Company Agreement of PennyMac, dated May 8, 2013 (the “LLC Agreement”), pursuant to which, among other things, the Company became the sole managing member of PennyMac and the capital structure of PennyMac was modified by converting all existing classes of units into new Class A units, with the allocation of Class A units among PennyMac’s existing owners determined pursuant to the distribution provisions of its former limited liability company agreement based upon the liquidation value of PennyMac, assuming it was liquidated at the time of the IPO of Class A Common Stock with a value implied by the IPO of the shares of Class A Common Stock sold in the IPO.

Also in connection with the Recapitalization, on May 8, 2013, the Company entered into: (i) an exchange agreement with PennyMac and the then-existing unitholders of PennyMac; (ii) a tax receivable agreement with PennyMac and the then-existing unitholders of PennyMac; (iii) a registration rights agreement with the then-existing unitholders of PennyMac and (iv) separate stockholder agreements with each of BlackRock Mortgage Ventures, LLC and HC Partners LLP, formerly known as Highfields Capital Investments LLC.

•                  On May 8, 2013, the Company’s Amended and Restated Certificate of Incorporation and the Company’s Amended and Restated Bylaws became effective. The Company is authorized to issue 210.0 million shares consisting of 10.0 million shares of Preferred Stock, par value $0.0001 per share, 200.0 million shares of Class A Common Stock, and 1,000 shares of Class B Common Stock.

•                  On May 14, 2013, the Company completed its IPO by issuing approximately 12.8 million shares of Class A Common Stock for cash consideration of $16.875 per share (net of underwriting discounts) to a syndicate of underwriters led by Citigroup Global Markets, Inc., BofA Merrill Lynch, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as joint book-running managers for the offering. Barclays Capital Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, and Wells Fargo Securities, LLC acted as co-managers. The Company’s net proceeds from the offering were approximately $215.6 million, after deducting underwriting discounts and commissions. As contemplated in the Registration Statement, the Company used the net proceeds from the offering to purchase approximately 12.8 million newly issued Class A units of PennyMac at a price per Class A unit of $16.875.

•      On June 13, 2013, the Sub-Committee of the Compensation Committee of PFSI authorized the grant of (a) nonstatutory stock options (each a “Stock Option”) to purchase a total of 259,565 shares of PFSI’s Class A Common Stock (the “Optioned Shares”), and (b) 324,460 performance-based restricted stock units (“RSUs”), pursuant to PFSI’s 2013 Equity Incentive Plan, to its executive officers, including those equity awards granted to the named executive officers and principal financial officer of PFSI as previously disclosed in a Current Report on Form 8-K filed with the SEC on June 17, 2013. Also on June 13, 2013 and as disclosed in the aforementioned Current Report on Form 8-K, the Compensation Committee authorized the grant of (a) Stock Options to purchase a total of 164,112 Optioned Shares, (b) 177,007 performance-based RSUs, and (c) 69,127 time-based RSUs to other eligible participants pursuant to the Company’s 2013 Equity Incentive Plan.

PRIVATE NATIONAL MORTGAGE ACCEPTANCE COMPANY, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2013	2012
	(in thousands except unit data)
ASSETS
Cash	$56,135	$12,323
Short-term investments, at fair value	72,664	53,164
Mortgage loans held for sale at fair value	203,661	448,384
Servicing advances	96,587	93,152
Receivable from Investment Funds	3,169	3,672
Receivable from PennyMac Mortgage Investment Trust	14,748	16,691
Derivative assets	27,481	27,290
Carried Interest due from Investment Funds	52,460	47,723
Investment in PennyMac Mortgage Investment Trust at fair value	1,942	1,897
Mortgage servicing rights at fair value	18,622	19,798
Mortgage servicing rights at lower of amortized cost or fair value	128,370	89,177
Furniture, fixtures, equipment and building improvements, net	6,253	5,065
Capitalized software, net	866	795
Other	10,019	13,032
Total assets	$692,977	$832,163

LIABILITIES
Mortgage loans sold under agreements to repurchase	$180,049	$393,534
Note payable	63,437	53,013
Payable to Investment Funds	37,766	36,795
Payable to PennyMac Mortgage Investment Trust	53,909	46,779
Accounts payable and accrued expenses	42,966	36,279
Derivative liabilities	2,359	509
Liability for losses under representations and warranties	4,748	3,504
Total liabilities	385,234	570,413

Commitments and contingencies

MEMBERS’ EQUITY
Preferred units, 96,682 units authorized and subscribed, 96,682 units issued and outstanding as of March 31, 2013 and December 31, 2012	$97,148	$97,148
Common units, 20,556 units authorized; 15,890 and 13,552 units issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Class C units, 3,738 units authorized; 440 and 367 units issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Members’ equity attributable to common and Class C units from equity compensation plan	22,446	22,270
Subscriptions receivable	(729)	(4,842)
Retained earnings	188,878	147,174
Total members’ equity	307,743	261,750
Total liabilities and members’ equity	$692,977	$832,163

The accompanying notes are an integral part of these financial statements.

PRIVATE NATIONAL MORTGAGE ACCEPTANCE COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2013	2012
	(in thousands except unit data)
Revenue
Net gains on mortgage loans held for sale at fair value	$39,957	$13,937
Loan origination fees	5,668	235
Fulfillment fees from PennyMac Mortgage Investment Trust	28,244	6,124
Net servicing income:
Loan servicing fees
From non-affiliates	9,057	2,845
From PennyMac Mortgage Investment Trust	7,722	4,206
From Investment Funds	2,147	3,623
Mortgage servicing rebate to Investment Funds	(139)	(246)
Ancillary and other fees	2,265	1,390
	21,052	11,818
Amortization, impairment and change in estimated fair value of mortgage servicing rights	(5,010)	(242)
Net servicing income	16,042	11,576
Management fees:
From PennyMac Mortgage Investment Trust	6,492	1,804
From Investment Funds	1,914	2,389
	8,406	4,193
Carried Interest from Investment Funds	4,737	1,789
Interest	1,742	431
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	88	195
Other	814	470
Total net revenue	105,698	38,950
Expenses
Compensation	35,681	18,739
Interest	3,330	1,062
Loan origination	2,507	171
Professional services	2,288	1,244
Technology	1,586	982
Servicing	1,531	978
Occupancy	491	383
Other	2,991	160
Total expenses	50,405	23,719
Net income	$55,293	$15,231

Net income attributable to preferred units	$46,014	$13,308
Net income attributable to non-vested Class C unit awards outstanding	$1,332	$—
Net income attributable to Class C units	$190	$—
Net income attributable to non-vested common unit awards outstanding	$534	$1,157
Net income attributable to common units	$7,223	$766

Earnings per unit
Preferred units	$475.92	$137.64
Class C units	$432.71	$—
Common units
Basic	$456.19	$112.73
Diluted	$429.83	$54.37
Weighted average units outstanding
Preferred units	96,682	96,682
Class C units	439	—
Common units
Basic	15,833	6,792
Diluted	16,804	14,082

The accompanying notes are an integral part of these financial statements.

PRIVATE NATIONAL MORTGAGE ACCEPTANCE COMPANY, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

					Class C
	Preferred units		Common units		common units		Subscriptions	Retained
	Units	Amounts	Units	Amounts	Units	Amounts	receivable	earnings	Total
	(in thousands except unit data)

Balance at December 31, 2011	96,682	$96,374	4,564	$2,737	—	$—	$(19,918)	$44,722	$123,915
Capital:
Contributions	—	—	—	—	—	—	15,058	—	15,058
Distributions	—	—	—	—	—	—	—	(18)	(18)
Unit-based compensation expense	—	—	2,228	2,736	—	—	—	—	2,736
Net income	—	—	—	—	—	—	—	15,231	15,231
Balance at March 31, 2012	96,682	$96,374	6,792	$5,473	—	$—	$(4,860)	$59,935	$156,922
Balance at December 31, 2012	96,682	97,148	13,552	21,895	367	375	(4,842)	147,174	261,750
Capital:									—
Distributions	—	—	—	—	—	—	4,113	(13,589)	(9,476)
Unit-based compensation expense	—	—	2,338	52	73	124	—	—	176
Net income	—	—	—	—	—	—	—	55,293	55,293
Balance at March 31, 2013	96,682	$97,148	15,890	$21,947	440	$499	$(729)	$188,878	$307,743

The accompanying notes are an integral part of these financial statements.

PRIVATE NATIONAL MORTGAGE ACCEPTANCE COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2013	2012
	(in thousands)
Cash flow from operating activities:
Net income	$55,293	$15,231
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on mortgage loans held for sale at fair value	(39,957)	(13,937)
Accrual of servicing rebate to Investment Funds	139	246
Amortization, impairment and change in fair value of mortgage servicing rights	5,010	242
Carried Interest from Investment Funds	(4,737)	(1,789)
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(45)	(154)
Unit-based compensation expense	176	2,736
Amortization of debt issuance costs and commitment fees relating to financing facilities	1,145	549
Depreciation and amortization	137	132
Purchase from affiliate of mortgage loans held for sale	(3,548,397)	(838,120)
Originations of mortgage loans held for sale	(268,125)	(61,891)
Sale and principal payments of mortgage loans held for sale	4,061,097	813,128
Increase in servicing advances	(3,435)	(9,567)
Decrease in receivable from Investment Funds	364	3,660
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	2,427	(5,129)
Increase in other assets	(3,507)	(1,946)
Increase in accounts payable and accrued expenses	6,685	4,645
Increase in payable to Investment Funds	971	2,226
Increase in payable to PennyMac Mortgage Investment Trust	6,997	8,340
Net cash provided (used in) by operating activities	272,238	(81,398)

Cash flow from investing activities:
Net increase in short-term investment	(19,500)	(18,209)
Purchase of furniture, fixtures, equipment and building improvements	(1,531)	(721)
Acquisition of capitalized software	(151)	(14)
Decrease in margin deposits and restricted cash	5,293	769
Net cash used in investing activities	(15,889)	(18,175)

Cash flow from financing activities:
Sale of loans under agreements to repurchase	3,485,093	824,458
Repurchase of loans sold under agreements to repurchase	(3,698,578)	(742,611)
Increase (decrease) in notes payable	10,424	(1,018)
Collection of subscriptions receivable	—	15,058
Distributions	(9,476)	(18)
Net cash (used in) provided by financing activities	(212,537)	95,869
Net increase (decrease) in cash	43,812	(3,704)
Cash at beginning of period	12,323	16,465
Cash at end of period	$56,135	$12,761

The accompanying notes are an integral part of these financial statements.

PRIVATE NATIONAL MORTGAGE ACCEPTANCE COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization and Basis of Presentation

Private National Mortgage Acceptance Company, LLC (“PennyMac”) is a Delaware limited liability company which, through its subsidiaries (collectively, the “Company”), engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage lending (including correspondent lending and retail lending) and loan servicing. The investment management activities and a portion of the loan servicing activities are conducted on behalf of investment vehicles that invest in residential mortgage loans and related assets. PennyMac’s primary wholly-owned subsidiaries are:

•                  PNMAC Capital Management, LLC (“PCM”) – a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisers Act of 1940, as amended. PCM enters into investment management agreements with entities that invest in residential mortgage loans and related assets.

Presently, PCM has management agreements with PennyMac Mortgage Investment Trust, a publicly held real estate investment trust (“PMT”), and three investment funds: PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., (the “Master Fund”), both registered under the Investment Company Act of 1940, as amended; and PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, “Investment Funds”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.”

•                  PennyMac Loan Services, LLC (“PLS”) – a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of third parties or entities managed by the Company, originates new prime credit quality residential mortgage loans, and generally engages in mortgage banking activities for its own account and the account of PMT.

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development (“HUD”) and a lender/servicer with the Veterans Administration (“VA”) (each an “Agency” and collectively the “Agencies”).

•                  PNMAC Opportunity Fund Associates, LLC (“PMOFA”) – a Delaware limited liability company and the general partner of the Master Fund. PMOFA is entitled to incentive fees representing allocations of profits (the “Carried Interest”) from the Master Fund.

Initial Public Offering and Recapitalization

PennyMac Financial Services, Inc. (“PFSI”) is a Delaware corporation that has not engaged in any business or other activities except in connection with its formation and initial public offering of shares.

On May 14, 2013, PFSI completed an initial public offering (“IPO”) in which it sold approximately 12.8 million shares of its common stock, which includes approximately 1.7 million shares sold pursuant to the exercise by the underwriters of an over-allotment option, at a public offering price of $18.00 per share. PFSI received net proceeds of $215.6 million, after deducting underwriting discounts and commissions, from sales of its shares in the IPO. PFSI used these net proceeds to purchase approximately 12.8 million Class A Units of PennyMac. PFSI operates and controls all of the business and affairs and consolidates the financial results of PennyMac and its subsidiaries.

Prior to the IPO, PennyMac completed a recapitalization by amending its limited liability company agreement to convert all classes of ownership interests held by its existing owners to a single class of common units. The conversion of existing interests was based on the various interests’ liquidation priorities as specified in PennyMac’s prior limited liability company agreement. In connection with that recapitalization, PFSI became the sole managing member of PennyMac.

As part of the IPO, PFSI entered into a tax receivable agreement with the Company’s existing owners whereby PFSI will pay to such owners of PennyMac 85% of the tax benefits, if any, that PFSI is deemed to realize under certain circumstances as a result of (i) increases in tax basis resulting from exchanges of the then-existing unitholders and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

The accompanying consolidated financial statements of the Company do not reflect the effect of the recapitalization described above which took effect on May 8, 2013, or the IPO completed on May 14, 2013.

Basis of presentation

The Company’s unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. The information included in this quarterly report on Form 10-Q should be read with the financial statements and accompanying notes included in the Company’s final prospectus dated May 8, 2013 as part of its Registration Statement on Form S-1, as amended (SEC File No. 333-186495) (the “Registration Statement”).

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2013.

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees charged to these entities (comprised of management fees, loan servicing fees and loan servicing rebates, Carried Interest income and fulfillment fees from PMT) totaled 49% and 52% of total revenues for the quarters ended March 31, 2013 and 2012, respectively.

Note 3—Transactions with Affiliates

PennyMac Mortgage Investment Trust

Management Fees

Before February 1, 2013, under a management agreement, the Company received from PMT a base management fee. The base management fee was calculated at 1.5% per year of PMT’s shareholders’ equity. The management agreement also provided for a performance incentive fee, which was calculated at 20% per year of the amount by which PMT’s “core earnings,” on a rolling four-quarter basis and before the incentive fee, exceeded an 8% “hurdle rate” as defined in the management agreement. The Company did not earn a performance incentive fee prior to February 1, 2013.

Effective February 1, 2013, the management agreement was amended to provide that:

•                  The base management fee is calculated quarterly and is equal to the sum of (i) 1.5% per year of PMT’s shareholders’ equity up to $2 billion, (ii) 1.375% per year of shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s shareholders’ equity in excess of $5 billion.

•                  The performance incentive fee is calculated at a defined annualized percentage of the amount by which PMT’s “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.”

The performance incentive fee is calculated quarterly and is equal to the sum of: (a) 10% of the amount by which PMT’s net income for the quarter exceeds (i) an 8% return on equity plus the “high watermark,” up to (ii) a 12% return on PMT’s equity; plus (b) 15% of the amount by which PMT’s net income for the quarter exceeds (i) a 12% return on PMT’s equity plus the high watermark, up to (ii) a 16% return on PMT’s equity; plus (c) 20% of the amount by which PMT’s net income for the quarter exceeds a 16% return on equity plus the high watermark.

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss computed in accordance with U.S. GAAP and certain other non-cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

“Equity” is the weighted average of the issue price per common share of all of PMT’s public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the four-quarter period.

The “high watermark” starts at zero and is adjusted quarterly. The quarterly adjustment reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the Fannie Mae Mortgage-Backed Security (“MBS”) yield (the target yield) for such quarter. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for the Company to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned.

The base management fee and the performance incentive fee are both receivable quarterly in arrears. The performance incentive fee may be paid in cash or in PMT’s common shares (subject to a limit of no more than 50% paid in common shares), at PMT’s option.

Following is a summary of the base management and performance incentive fees earned from PMT for the periods presented:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Base management fee	$4,364	$1,804
Performance incentive fee	2,128	—
	$6,492	$1,804

The term of the management agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the management agreement.

In the event of termination by PMT, the Company may be entitled to a termination fee in certain circumstances.  The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual (or, if the period is than 24 months, annualized) performance incentive fee earned by the Company, in each case during the 24-month period before termination.

Mortgage Loan Servicing

The Company has a loan servicing agreement with PMT. Before February 1, 2013, the servicing fee rates were based on the risk characteristics of the mortgage loans serviced and total servicing compensation was established at levels that management believed were competitive with those charged by other servicers or specialty servicers, as applicable.

•                  Servicing fee rates for nonperforming loans ranged between 50 and 100 basis points per year on the unpaid principal balance of the mortgage loans serviced on PMT’s behalf. The Company was also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event the Company either effected a refinancing of a loan on PMT’s behalf and not through a third party lender and the resulting loan was readily saleable, or originated a loan to facilitate the disposition of real estate that PMT had acquired in settlement of a loan, the Company was entitled to receive from PMT market-based fees and compensation.

•                  For mortgage loans serviced by PMT as a result of acquisitions and sales with servicing rights retained in connection with PMT’s correspondent lending business, the Company was entitled to base subservicing fees and other customary market-based fees and charges as described above.

Effective February 1, 2013, the servicing agreement was amended to provide for servicing fees payable to the Company that changed from being based on a percentage of the loan’s unpaid principal balance to fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO. The Company also remains entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to loans it services for PMT.

•                  The base servicing fees for distressed whole loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or the related underlying real estate. Presently, the base servicing fees for distressed whole loans range from $30 per month for current loans up to $125 per month for loans that are severely delinquent and in foreclosure.

•                  The base servicing fees for loans subserviced by the Company on PMT’s behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on PMT’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these loans become delinquent, the Company is entitled to an additional servicing fee per loan falling within a range of $10 to $75 per month based on the delinquency, bankruptcy and foreclosure status of the loan or the related underlying real estate. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

•                  The Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because PMT does not have any employees or infrastructure. For these services, the Company receives a supplemental fee of $25 per month for each distressed whole loan and $3.25 per month for each subserviced loan. The Company is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in performance of its servicing obligations.

•                  The Company, on behalf of PMT, currently participates in the U.S. Department of the Treasury and HUD’s Home Affordable Modification Program (“HAMP”) (and other similar mortgage loan modification programs), which establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles the Company to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to the Company under HAMP in connection with a mortgage loan modification for which PMT previously paid the Company a modification fee, the Company shall reimburse PMT an amount equal to the incentive payments.

Following is a summary of mortgage loan servicing fees earned for the periods presented:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Loan servicing fees:
Base	$4,361	$3,028
Activity-based	3,361	1,178
	$7,722	$4,206

The term of the servicing agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

Correspondent Lending

Before February 1, 2013, PMT paid the Company a fulfillment fee of 50 basis points of the unpaid principal balance of mortgage loans sold to non-affiliates where PMT is approved or licensed to sell to such non-affiliate. Effective February 1, 2013, the mortgage banking and warehouse services agreement provides for a fulfillment fee paid to the Company based on the type of mortgage loan that PMT acquires. The fulfillment fee is equal to a percentage of the unpaid principal balance of mortgage loans purchased by PMT, with the addition of potential fee rate discounts applicable to PMT’s monthly purchase volume in excess of designated thresholds. The Company has also agreed to provide such services exclusively for PMT’s benefit, and the Company and its affiliates are prohibited from providing such services for any other third party.

The Company is entitled to a fulfillment fee based on the type of mortgage loan that PMT acquires and equal to a percentage of the unpaid principal balance of such mortgage loan. Presently, the applicable percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, (iii) 0.80% for the U.S. Department of the Treasury and HUD’s Home Affordable Refinance Program (“HARP”) mortgage loans with a loan-to-value ratio of 105% or less, (iv) 1.20% for HARP mortgage loans with a loan-to-value ratio of greater than 105%, and (v) 0.50% for all other mortgage loans not contemplated above.

In the event that PMT purchases mortgage loans with an aggregate unpaid principal balance in any month greater than $2.5 billion and less than $5 billion, the Company has agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of unpaid principal balance in excess of $2.5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which the Company collected fulfillment fees in such month. In the event PMT purchases mortgage loans with an aggregate unpaid principal balance in any month greater than $5 billion, the Company has agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.05%, (ii) the amount of unpaid principal balance in excess of $5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which the Company collected fulfillment fees in such month.

PMT does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking and warehouse services agreement, the Company currently purchases loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from PMT at its cost less fees collected by PMT from the seller, plus accrued interest and a sourcing fee of three basis points.

In consideration for the mortgage banking services provided by the Company with respect to PMT’s acquisition of mortgage loans under PennyMac Loan Services, LLC early purchase program, the Company is entitled to fees (i) accruing at a rate equal to $25,000 per year, and (ii) in the amount of $50 for each mortgage loan PMT acquires. In consideration for the warehouse services provided by the Company with respect to mortgage loans that PMT finances for its warehouse lending clients, with respect to each facility, the Company is entitled to fees (i) accruing at a rate equal to $25,000 per year, and (ii) in the amount of $50 for each mortgage loan that PMT finances thereunder. Where PMT has entered into both an early purchase agreement and a warehouse lending agreement with the same client, the Company shall only be entitled to one $25,000 per annum fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per loan fee.

The term of the mortgage banking and warehouse services agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of correspondent lending activity between the Company and PMT for the periods presented:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Sourcing fees paid	$1,010	$244
Fulfillment fee revenue	$28,244	$6,124
Unpaid principal balance of loans fulfilled	$3,366,770	$799,207

Investment Activities

Pursuant to the terms of a mortgage servicing rights (“MSR”) recapture agreement, effective February 1, 2013, if the Company refinances through its retail lending business loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey to one of PMT’s wholly-owned subsidiaries, without cost to PMT, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods.

Pursuant to the terms of a spread acquisition and MSR servicing agreement, PMT may acquire from the Company the rights to receive certain excess servicing spread arising from MSRs acquired by the Company, in which case the Company generally would be required to service or subservice the related mortgage loans. The terms of each transaction under the spread acquisition and MSR servicing agreement will be subject to the terms of such agreement as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

Other Transactions

In connection with the IPO of PMT’s common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse the Company for the $2.9 million payment that it made to the underwriters in such offering (the “Conditional Reimbursement”) if PMT satisfied certain performance measures over a specified period of time. Effective February 1, 2013, PMT amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The reimbursement agreement also provides for the payment to the underwriters in such offering of the payment that PMT agreed to make to them at the time of the offering if PMT satisfied certain performance measures over a specified period of time. As the Company earns performance incentive fees under the management agreement, such underwriters will be paid by PMT at a rate of $20 of payments for every $100 of performance incentive fees earned by the Company. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million.

In the event the termination fee is payable to the Company under the management agreement and the Company and the underwriters have not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Reimbursement of expenses incurred on PMT’s behalf	$1,358	$2,410
Reimbursement of common overhead incurred by PCM and its affiliates	2,606	386
	$3,964	$2,796

Payments and settlements during the period (1)	$33,362	$5,485

(1) Payments and settlements include payments for management fees and correspondent lending activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from PMT are summarized below as of the dates presented:

	March 31, 2013	December 31, 2012
	(in thousands)
Management fees	$6,518	$4,473
Servicing fees	3,191	3,670
Contingent underwriting fees	2,941	2,941
Allocated expenses	2,098	1,132
Loan purchases	—	4,475
	$14,748	$16,691

The Company also holds an investment in PMT in the form of 75,000 common shares of beneficial interest as of March 31, 2013 and December 31, 2012. The shares had fair values of $1,942,000 and $1,897,000 as of March 31, 2013 and December 31, 2012, respectively.

Investment Funds

Amounts due from the Investment Funds are summarized below for the dates presented:

	March 31, 2013	December 31, 2012
	(in thousands)
Receivable from Investment Funds:
Management fees	$1,913	$2,164
Loan servicing fees	853	1,052
Expense reimbursements	245	695
Loan servicing rebate	158	(239)
	$3,169	$3,672
Carried interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$32,707	$29,785
PNMAC Mortgage Opportunity Fund Investors, LLC	19,753	17,938
	$52,460	$47,723

Amounts due to the Investment Funds totaling $37,766,000 and $36,795,000 represent amounts advanced by the Investment Funds to fund servicing advances made by the Company as of March 31, 2013 and December 31, 2012, respectively.

Note 4—Earnings Per Unit

The following reflects the earnings per unit calculation of the Company and is not attributable to the calculation of PFSI’s earnings per common share following the IPO and recapitalization, as discussed in Note 22—Subsequent Events.

Earnings per unit is calculated using the two-class method. The Company allocates net income or loss to each class of participating unitholders as specified in the Company’s limited liability company agreement, which requires the allocation of distributions among the units under the assumption of a hypothetical liquidation of the Company as follows:

•                  First, to the preferred member units until the aggregate unpaid preferred distributions (the 8% annual compounded preferred return) have been paid.

•                  Second, to the preferred member units until all of the initial paid-in capital has been returned.

•                  Third, distributions will be made to the extent that prior period undistributed net income has not been distributed to any member (preferred, common or Class C). This represents previous undistributed amounts applicable to the remaining tiers (i.e. tier four, five and six that follow).

•                  Fourth, distributions will be made to the preferred and common units on a pro-rata basis to each outstanding unit. This distribution is referred to as the priority operating profit allocation to preferred and common units receiving an 8% compounded annual priority return beginning June 1, 2011. The aggregate amount distributable under this tier can range between $435,246,000 and $135,246,000 depending on the thresholds for newly originated loan acquisitions achieved by the correspondent lending group after June 1, 2011. Before June 1, 2011 there were no allocations of income required for this fourth tier distribution. If unpaid amounts exist at a period end, they are paid out of the following year or in a liquidation event under tier three above.

•                  Fifth, distributions will be made under the priority capital appreciation allocation to preferred and common units on a pro-rata basis to each unit outstanding. The priority capital appreciation would require total distributions in this tier of up to $300,000,000 before June 1, 2011. After June 1, 2011, the amount distributable under this tier can range between $300,000,000 and $0 depending on the thresholds for newly originated loan acquisitions achieved by the correspondent lending group. If unpaid amounts exist at a period end they are paid out of the following year or in a liquidation event under tier three above.

•                  Sixth, and finally, a sharing of the remaining distributions among all members (including the preferred, common, and Class C unitholders on a pro-rata basis) to each unit outstanding with allocations up to the strike price of vested and unvested unit awards being paid back first, as a priority allocation, to the preferred and common unitholders that did not receive such units as stock based compensation awards. If unpaid amounts exist at a period end they are paid out of the following year or in a liquidation event under tier three above.

The following is a reconciliation of net income to net income attributable to common unitholders and a table summarizing the basic and diluted earnings per unit calculations for the periods presented:

	Quarter ended March 31,
	2013	2012
	(in thousands except unit data)
Earnings per preferred unit:
Net income	$55,293	$15,231
Net income attributable to preferred units
Distributed priority return	$13,589	$1,426
Undistributed priority return	29,519	—
Undistributed earnings	2,906	11,882
Net income attributable to preferred units	$46,014	$13,308
Preferred units outstanding	96,682	96,682
Earnings per preferred unit	$475.92	$137.64

Earnings per common unit:
Net income attributable to common members	$7,757	$1,923
Less: Distributions to non-vested common unit awards outstanding	—	—
Undistributed earnings attributable to non-vested common unit awards outstanding	534	1,157
Net income attributable to common units	$7,223	$766
Basic earnings per common unit:
Weighted-average common units outstanding	15,833	6,792
Basic earnings per common unit	$456.19	$112.73
Diluted earnings per common unit:
Net income attributable to common units	$7,223	$766
Weighted-average common units outstanding	15,833	6,792
Dilutive potential common units—units issuable under equity-based compensation plan	971	7,290
Diluted weighted-average number of common units outstanding	16,804	14,082
Diluted earnings per common units	$429.83	$54.37
Earnings per Class C unit:
Net income attributable to Class C	$1,522	$—
Less: Undistributed income attributable to non-vested Class C units	1,332	—
Net income available to Class C units	$190	$—
Weighted-average Class C units outstanding	439	—
Earnings per Class C unit	$432.71	$—

Note 5—Loan Sales and Servicing Activities

The Company purchases and sells mortgage loans to the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees upon sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans (primarily the obligation to service the loans on behalf of the loans’ owners or owners’ agents):

	Quarter ended March 31,
	2013	2012
	(in thousands)
Cash flows:
Proceeds from sales	$4,061,097	$813,128
Servicing fees received	$9,299	$1,846
Net servicing advances	$(3,736)	$609
Quarter-end information:
Unpaid principal balance of loans outstanding at period-end	$12,485,598	$1,499,970
Loans delinquent 30-89 days	$119,433	$9,650
Loans delinquent 90 or more days or in foreclosure or bankruptcy	$36,566	$3,450

The Company’s mortgage servicing portfolio is summarized as follows:

	March 31, 2013
	Servicing rights owned	Subservicing	Total loans serviced
	(in thousands)
Affiliated entities	$—	$21,384,109	$21,384,109
Agencies	13,328,541	—	13,328,541
Private investors	1,260,086	—	1,260,086
Mortgage loans held for sale	193,894	—	193,894
	$14,782,521	$21,384,109	$36,166,630
Amount subserviced for the Company	$43,546	$285,243	$328,789
Delinquent mortgage loans:
30 days	$187,015	$175,071	$362,086
60 days	67,328	96,266	163,594
90 days or more	129,865	1,083,921	1,213,786
	384,208	1,355,258	1,739,466
Loans pending foreclosure	69,559	1,211,596	1,281,155
	$453,767	$2,566,854	$3,020,621
Custodial funds managed by the Company(1)	$200,611	$224,176	$424,787

	December 31, 2012
	Servicing rights owned	Subservicing	Total loans serviced
	(in thousands)
Affiliated entities	$—	$16,552,939	$16,552,939
Agencies	9,860,284	—	9,860,284
Private investors	1,321,584	—	1,321,584
Mortgage loans held for sale	417,742	—	417,742
	$11,599,610	$16,552,939	$28,152,549
Amount subserviced for the Company	$45,562	$375,818	$421,380
Delinquent mortgage loans:
30 days	$191,884	$187,653	$379,537
60 days	60,886	122,564	183,450
90 days or more	112,847	851,851	964,698
	365,617	1,162,068	1,527,685
Loans pending foreclosure	75,329	1,290,687	1,366,016
	$440,946	$2,452,755	$2,893,701
Custodial funds managed by the Company(1)	$263,562	$150,080	$413,642

(1)         Borrower and investor custodial cash accounts relate to loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the loans’ investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five states as measured by the total unpaid principal balance:

State	March 31, 2013	December 31, 2012
	(in thousands)
California	$13,710,964	$10,696,508
Virginia	1,698,397	*
Texas	1,677,184	1,223,382
Florida	1,668,887	1,385,286
Colorado	1,602,650	1,299,295
Washington	*	1,143,849
All other states	15,808,548	12,404,229
	$36,166,630	$28,152,549

*                                         State did not represent a top five state as of the respective date.

Certain of the loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Loans are subserviced for the Company when the loans are secured by property in the State of Massachusetts where the Company is not licensed and a license is required to perform such services, or on a transitional basis for loans where the Company has obtained the rights to service the loans but servicing of the loans has not yet transferred to the Company’s servicing system.

Note 6—Netting of Financial Instruments

The Company uses derivative instruments to manage exposure to interest rate risk for the commitments it makes to purchase or originate mortgage loans at specified interest rates (interest rate lock commitments or “IRLCs”), its inventory of mortgage loans held for sale and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value with changes in fair value recognized in current period income. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) by (or for) its counterparties when subject to an enforceable master netting arrangement. In the event of default, all counterparties are subject to legally enforceable master netting agreements. The derivatives that are not subject to a master netting arrangement are IRLCs.

As of March 31, 2013 and December 31, 2012, the Company was not party to reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following table.

Offsetting of Derivative Assets

	March 31, 2013			December 31, 2012
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$431	$—	$431	$967	$—	$967
MBS call options	755	—	755	—	—	—
Forward purchase contracts	4,544	—	4,544	1,645	—	1,645
Forward sale contracts	553	—	553	1,818	—	1,818
Netting	—	(4,239)	(4,239)	—	(1,091)	(1,091)
	6,283	(4,239)	2,044	4,430	(1,091)	3,339
Derivatives not subject to master netting arrangements - IRLCs	25,437	—	25,437	23,951	—	23,951
Total	$31,720	$(4,239)	$27,481	$28,381	$(1,091)	$27,290

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that does not meet the accounting guidance qualifying for setoff accounting.

	March 31, 2013				December 31, 2012
	Net amount of assets	Gross amounts not offfset in the consolidated balance sheet			Net amount of assets	Gross amounts not offset in the consolidated balance sheet
	in the balance sheet	Financial instruments	Cash collateral received	Net amount	in the balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$25,437	$—	$—	$25,437	$23,951	$—	$—	$23,951
Barclays Capital	747	—	—	747	—	—	—	—
Bank of America, N.A.	297	—	—	297	1,782	—	—	1,782
Citibank	190	—	—	190	522	—	—	522
Bank of NY Mellon	47	—	—	47	311	—	—	311
Other	763	—	—	763	724	—	—	724
Total	$27,481	$—	$—	$27,481	$27,290	$—	$—	$27,290

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The assets sold under agreements to repurchase do not qualify for setoff accounting.

	March 31, 2013			December 31, 2012
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivatives:
Subject to a master netting arrangement:
Forward purchase contracts	$59	$—	$59	$389	$—	$389
Forward sale contracts	9,411	—	9,411	1,894	—	1,894
Netting	—	(7,111)	(7,111)	—	(1,785)	(1,785)
	9,470	(7,111)	2,359	2,283	(1,785)	498
Derivatives not subject to a master netting arrangement - IRLCs	—	—	—	11	—	11
Total derivatives	9,470	(7,111)	2,359	2,294	(1,785)	509

Mortgage loans sold under agreements to repurchase	180,049	—	180,049	393,534	—	393,534
Total	$189,519	$(7,111)	$182,408	$395,828	$(1,785)	$394,043

Derivative Liabilities, Financial Liabilities, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that does not meet the accounting guidance qualifying for setoff accounting. All assets sold under agreements to repurchase are secured by sufficient collateral or exceed the liability amount recorded on the consolidated balance sheet.

	March 31, 2013				December 31, 2012
	Net amount of	Gross amounts not offset in the balance sheet			Net amount of	Gross amounts not offset in the balance sheet
	liabilities in the balance sheet	Financial instruments	Cash collateral pledged	Net amount	liabilities in the balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Citibank, N.A.	$61,419	$(61,092)	$—	$327	$121,200	$(121,200)	$—	$—
Bank of America, N.A.	92,910	(92,910)	—	—	150,082	(150,082)	—	—
Credit Suisse First Boston Mortgage Capital LLC	26,399	(26,047)	—	352	122,443	(122,252)	—	191
Morgan Stanley Bank, N.A.	216	—	—	216	53	—	—	53
Goldman Sachs	668	—	—	668	—	—	—	—
Other	796	—	—	796	265	—	—	265
Total	$182,408	$(180,049)	$—	$2,359	$394,043	$(393,534)	$—	$509

Note 7—Fair Value

The Company’s consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. The application of fair value estimates may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its estimated fair value as discussed in the following paragraphs.

Fair Value Accounting Elections

Management identified all of its non-cash financial assets and its originated MSRs relating to loans with initial interest rates of more than 4.5% to be accounted for at estimated fair value so changes in fair value will be reflected in results of operations as they occur and more timely reflect the results of the Company’s performance. The Company’s financial assets subject to this election include the short-term investments and mortgage loans held for sale.

For originated MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5%, management has concluded that such assets present different risks to the Company than originated MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management’s risk management efforts relating to these assets are aimed at mainly moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. Management has identified these assets for accounting using the amortization method. Management’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at mainly moderating the effects of changes in interest rates on the assets’ values. During the period, a portion of the IRLCs, the fair value of which typically increases when prepayment speeds increase, were used to mitigate the effect of changes in fair value of the servicing assets, which typically decreases as prepayment speeds increase.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investment	$72,664	$72,664	$—	$—
Mortgage loans held for sale at fair value	203,661	—	199,174	4,487
Investment in PMT	1,942	1,942	—	—
Mortgage servicing rights at fair value	18,622	—	—	18,622
Derivative assets:
Interest rate lock commitments	25,437	—	—	25,437
Forward purchase contracts	4,544	—	4,544	—
Forward sales contracts	553	—	553	—
MBS put options	431	—	431	—
MBS call options	755	—	755	—
Total derivative assets before netting	31,720	—	6,283	25,437
Netting (1)	(4,239)	—	—	—
Total derivative assets	27,481	—	6,283	25,437
	$324,370	$74,606	$205,457	$48,546
Liabilities:
Derivative liabilities:
Forward purchase contracts	$59	$—	$59	$—
Forward sales contracts	9,411	—	9,411	—
Total derivative liabilities before netting	9,470	—	9,470	—
Netting (1)	(7,111)	—	—	—
Total derivative liabilities	$2,359	$—	$9,470	$—

(1)         Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investment	$53,164	$53,164	$—	$—
Mortgage loans held for sale at fair value	448,384	—	448,384	—
Investment in PMT	1,897	1,897	—	—
Mortgage servicing rights at fair value	19,798	—	—	19,798
Derivative assets:
Interest rate lock commitments	23,951	—	—	23,951
Forward purchase contracts	1,645	—	1,645	—
Forward sales contracts	1,818	—	1,818	—
MBS put options	967	—	967	—
Total derivative assets before netting	28,381	—	4,430	23,951
Netting (1)	(1,091)	—	—	—
Total derivative assets	27,290	—	4,430	23,951
	$550,533	$55,061	$452,814	$43,749
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$11	$—	$—	$11
Forward purchase contracts	389	—	389	—
Forward sales contracts	1,894	—	1,894	—
Total derivative liabilities before netting	2,294	—	2,283	11
Netting (1)	(1,785)	—	—	—
Net derivative liabilities	$509	$—	$2,283	$11

(1)         Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the setoff of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

As shown above, certain of the Company’s mortgage loans held for sale, MSRs at fair value, and IRLCs, are measured using Level 3 inputs. Following is a roll forward of these items for the quarters ended March 31, 2013 and 2012 where Level 3 inputs were used on a recurring basis:

	Quarter ended March 31, 2013
	Mortgage loans held for sale	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Balance, December 31, 2012	$—	$19,798	$23,951	$43,749
Repurchases	4,612	—	—	4,612
Repayments	(13)	—	—	(13)
Interest rate lock commitments issued, net	—	—	33,649	33,649
Servicing received as proceeds from sales of mortgage loans	—	3	—	3
Changes in fair value included in income	(112)	(1,179)	(107)	(1,398)
Transfers to mortgage loans held for sale	—	—	(32,056)	(32,056)
Balance, March 31, 2013	$4,487	$18,622	$25,437	$48,546
Changes in fair value recognized during the period relating to assets still held at March 31, 2013	$(112)	$(1,179)	$25,437
Accumulated changes in fair value relating to assets still held at March 31, 2013	$(112)		$25,437

	Quarter ended March 31, 2012
	Mortgage servicing rights	Interest rate lock commitments	Total
		(in thousands)

Balance, December 31, 2011	$25,698	$7,905	$33,603
Interest rate lock commitments issued, net	—	14,444	14,444
Servicing received as proceeds from sales of mortgage loans	680	—	680
Changes in fair value included in income	(34)	8	(26)
Transfers to mortgage loans held for sale	—	(14,269)	(14,269)
Balance, March 31, 2012	$26,344	$8,088	$34,432
Changes in fair value recognized during the period relating to assets still held at March 31, 2012	$(34)	$8,088
Accumulated changes in fair value relating to assets still held at March 31, 2012		$8,088

The information used in the preceding roll forwards represents activity for any financial statement items identified as using Level 3 inputs at either the beginning or the end of the periods presented. The Company had no transfers in or out between the levels.

Gains (losses) from changes in estimated fair values included in earnings for financial statement items carried at estimated fair value as a result of management’s election of the fair value option are summarized below:

	Quarter ended March 31, 2013			Quarter ended March 31, 2012
	Change in fair value of mortgage loans held for sale at fair value	Net servicing income	Total	Change in fair value of mortgage loans held for sale at fair value	Net servicing income	Total
	(in thousands)
Short-term investments	$—	$—	$—	$—	$—	$—
Mortgage loans held for sale at fair value	26,161	—	26,161	16,186	—	16,186
Mortgage servicing rights at fair value	—	(1,179)	(1,179)	—	(34)	(34)
	$26,161	$(1,179)	$24,982	$16,186	$(34)	$16,152

Following are the fair value and related principal amounts due upon maturity of assets and liabilities accounted for under the fair value option as of the dates presented:

	March 31, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$203,030	$193,108	$9,922
90 or more days delinquent	631	786	(155)
	$203,661	$193,894	$9,767

	December 31, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$447,889	$418,650	$29,239
90 or more days delinquent	495	623	(128)
	$448,384	$419,273	$29,111

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis as of the dates presented:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$56,090	$—	$—	$56,090
	$56,090	$—	$—	$56,090

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$51,180	$—	$—	$51,180
	$51,180	$—	$—	$51,180

The following table summarizes the total gains on assets measured at estimated fair values on a nonrecurring basis:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$555	$57

The Company evaluates its MSRs at lower of amortized cost or fair value for impairment with reference to the assets’ fair values. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans are grouped into note rate pools of 50 basis points for fixed-rate mortgage loans with note rates between 3% and 4.5% and a single pool for mortgage loans with note rates below 3%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note rate pools is below the carrying value of the MSRs for that pool reduced by any existing valuation allowance, those MSRs are impaired.

When MSRs are impaired, the impairment is recognized in current period income and the carrying value of the MSRs is adjusted using a valuation allowance. If the value of the MSRs subsequently increases, the increase in value is recognized in current period income only to the extent of the valuation allowance.

Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When management concludes that recovery of the value is unlikely in the foreseeable future, a write-down of the cost of the MSRs for that note rate pool to its estimated fair value is charged to the valuation allowance.

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as its Mortgage loans sold under agreements to repurchase, Note payable, Carried Interest due from Investment Funds, and amounts receivable from and payable to the Advised Entities are carried at cost.

Cash is measured using “Level 1” inputs. The Company’s borrowings carried at amortized cost do not have active markets or observable inputs and the fair value is measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of March 31, 2013 and December 31, 2012 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate the fair value.

Management has concluded that the carrying value of the Carried Interest due from Investment Funds approximates its fair value as the balance represents the amount distributable to the Company at the balance sheet date assuming liquidation of the Investment Funds. Management has concluded that the estimated fair value of the Note payable approximates the agreements’ carrying value due to the agreements’ short terms and variable interest rates.

The Company also carries the receivable from and payable to the Advised Entities at cost. Management has concluded that the estimated fair value of such balances approximates the carrying value due to the short terms of such balances.

Valuation Techniques and Assumptions

Most of the Company’s financial assets are carried at fair value with changes in fair value recognized in current period income. A substantial portion of the Company’s financial assets are “Level 3” financial statement items which require the use of significant unobservable inputs in the estimation of the assets’ values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

The Company has assigned the responsibility for estimating the fair values of “Level 3” financial statement items to a valuation group and has developed procedures and controls governing the valuation process relating to these assets. The estimation of fair values of the Company’s financial assets are assigned to its Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring the Company’s investment portfolios and maintenance of its valuation policies and procedures.

The FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The valuation committee includes the Company’s chief executive, financial, investment and credit officers. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results and reports those results to the valuation committee. The results developed in the FAV group’s monitoring activities are used to calibrate subsequent projections used for valuation.

The FAV group is responsible for reporting to the Company’s senior management valuation committee on a monthly basis on the changes in the valuation of the portfolio, including major factors affecting the valuation and any changes in model methods and assumptions. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of each of the changes to the significant inputs to the models.

The following describes the methods used in estimating the fair values of “Level 2” and “Level 3” fair value financial statement items:

Mortgage Loans Held for Sale

Most of the Company’s mortgage loans held for sale at fair value are saleable into active markets and are therefore categorized as “Level 2” fair value financial statement items and their fair values are estimated using their quoted market or contracted price or market price equivalent.

Certain of the Company’s mortgage loans may become non-saleable due to identification of a defect by the Company or to the repurchase of a mortgage loan with an identified defect. Such loans are generally not saleable into active mortgage markets and are therefore classified as “Level 3” financial statement items. The significant unobservable inputs used in the fair value measurement of the Company’s “non-saleable” mortgage loans held for sale at fair value are discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

The Company did not hold “Level 3” Mortgage loans held for sale before the quarter ended March 31, 2013. Following is a quantitative summary of key inputs used in the valuation of “Level 3” mortgage loans held for sale at fair value:

March 31, 2013
Range (Weighted average)
Key Inputs
Discount rate	7.8% - 13.4%
(8.6%)
Twelve-month projected housing price index change	5.4% - 6.6%
(5.6%)
Prepayment speed(1)	1.2% - 9.0%
(7.9%)
Total prepayment speed(2)	3.3% - 9.0%
(8.2%)

(1)  Prepayment speed is measured using life voluntary Conditional Prepayment Rate (“CPR”). CPR represents the percentage of the remaining unpaid principal balance (“UPB”) that is expected to be prepaid in excess of the scheduled amortization of principal.

(2)  Total prepayment speed is measured using life total CPR.

Changes in fair value attributable to changes in instrument-specific credit risk are measured by the change in the respective loan’s delinquency status at period-end from the later of the beginning of the period or acquisition date.

Derivative Financial Instruments

The Company estimates the fair value of an IRLC based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will fund or be purchased as a percentage of the commitment it has made (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, could result in a significant change in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value in comparison to the agreed-upon purchase price.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2013	December 31, 2012
	Range (Weighted average)
Key Inputs
Pull-through rate	57.6% - 98.0%	61.6% – 98.1%
	(77.8%)	(79.1%)
MSR value expressed as:
Servicing fee multiple	1.7 - 5.2	3.2 – 4.2
	(4.5)	(4.0)
Percentage of unpaid principal balance	0.4% - 2.2%	0.6% – 2.2%
	(1.1%)	(0.9%)

The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the MBS options and futures it purchases and sells based on observed interest rate volatilities in the MBS market. The Company estimates the fair value of its MBS interest rate swaptions based on quoted market prices.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value. The key assumptions used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying loans, the applicable discount rate, and cost to service loans. The results of the estimates of fair value of MSRs are reported to the Company’s senior management valuation committee as part of their review and approval of monthly valuation results. Changes in the fair value of MSRs are included in the consolidated statements of income under the caption Net servicing income — Amortization, impairment and change in estimated fair value of mortgage servicing rights.

Key assumptions used in determining the fair value of MSRs at the time of initial recognition are as follows:

	Quarter ended March 31,
	2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value
	Range (Weighted average)
Pricing spread (1)	5.4% - 12.5%	8.6% — 8.9%	7.5% - 10.5%	7.5% - 9.9%
	(8.5%)	(8.7%)	(9.8%)	(8.9%)
Annual total prepayment speed (2)	8.5% - 16.5%	11.3% — 12.7%	6.7% - 13.6%	7.8% - 12.9%
	(8.8%)	(12.4%)	(7.8%)	(8.5%)
Life (in years)	2.9 — 6.9	6.5 — 6.7	3.0 — 7.0	3.6 — 7.0
	(6.7)	(6.5)	(6.8)	(6.9)
Cost of servicing	$68 — $120	$68 — $68	$68 — $100	$68 — $100
	($100)	($68)	($99)	($85)

(1)                                 Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Inter Bank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)                                Annual total prepayment speed is measured using life total CPR.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at period end and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance):

Purchased MSRs backed by distressed mortgage loans

	March 31, 2013		December 31, 2012
	Fair value	Amortized cost	Fair value	Amortized cost
	Range (Weighted average) (Unpaid principal balance of underlying loans and effect on value amounts in thousands)
Unpaid principal balance of underlying loans	$1,211,047	—	$1,271,478	—
Discount rate	15.3% — 15.3%	—	15.3% — 15.3%	—
	(15.3%)	—	(15.3%)	—
Effect on value of 5% adverse change	($282)	—	($302)	—
Effect on value of 10% adverse change	($552)	—	($590)	—
Effect on value of 20% adverse change	($1,057)	—	($1,130)	—

Average life (in years)	4.9	—	5.0	—
Prepayment speed(1)	11.0% - 11.0%	—	10.7% — 10.7%	—
	(11.0%)	—	(10.7%)	—
Effect on value of 5% adverse change	($265)	—	($273)	—
Effect on value of 10% adverse change	($519)	—	($529)	—
Effect on value of 20% adverse change	($994)	—	($1,040)	—

Per-loan cost of servicing	$271 — $271	—	$270 — $270	—
	($271)	—	($270)	—
Effect on value of 5% adverse change	($274)	—	($290)	—
Effect on value of 10% adverse change	($549)	—	($580)	—
Effect on value of 20% adverse change	($1,098)	—	($1,159)	—

(1)                                 Prepayment speed is measured using CPR.

All other MSRs

	March 31, 2013		December 31, 2012
	Fair value	Amortized cost	Fair value	Amortized cost
	Range (Weighted average) (Unpaid principal balance of underlying loans and effect on value amounts in thousands)
Unpaid principal balance of underlying loans	$1,058,987	$12,316,588	$1,166,765	$8,730,686
Pricing spread (1)	8.6% - 18.5%	5.4% - 18.5%	7.5% — 19.5%	7.5% — 16.5%
	(10.6%)	(8.2%)	(10.6%)	(9.8%)
Effect on value of 5% adverse change	($112)	($2,690)	($113)	($1,814)
Effect on value of 10% adverse change	($220)	($5,284)	($222)	($3,562)
Effect on value of 20% adverse change	($426)	($10,203)	($430)	($6,870)

Average life (in years)	0.1 — 14.4	2.5 — 6.9	0.2 — 14.4	2.5 — 6.9
	(5.4)	(6.7)	(5.0)	(6.6)
Prepayment speed (2)	9.0% - 81.2%	8.5% - 26.9%	9.0% — 84.2%	8.7% — 28.3%
	(17.4%)	(9.0%)	(19.2%)	(9.2%)
Effect on value of 5% adverse change	($218)	($2,732)	($238)	($1,751)
Effect on value of 10% adverse change	($425)	($5,373)	($462)	($3,446)
Effect on value of 20% adverse change	($807)	($10,402)	($877)	($6,674)

Per-loan cost of servicing	$68 — $115	$68 — $120	$68 — $140	$68 — $140
	($75)	($100)	($76)	($99)
Effect on value of 5% adverse change	($74)	($1,459)	($77)	($963)
Effect on value of 10% adverse change	($147)	($2,919)	($153)	($1,926)
Effect on value of 20% adverse change	($295)	($5,837)	($307)	($3,852)

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of loans and purchased MSRs not backed by pools of distressed mortgage loans.

(2)         Prepayment speed is measured using CPR.

The preceding sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes in the variables in relation to other variables; are subject to the accuracy of various models and assumptions used; and do not incorporate other factors that would affect the Company’s overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Note 8—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Conforming	$60,038	$50,003
Government-insured or guaranteed	139,136	398,381
Repurchased mortgage loans	4,487	—
	$203,661	$448,384

Fair value of mortgage loans pledged to secure mortgage loans sold under agreements to repurchase	$197,693	$438,850

Note 9—Derivative Instruments

The Company is exposed to price risk relative to its mortgage loans held for sale as well as to its IRLCs. The Company bears price risk from the time a commitment to purchase or originate a loan is made to PMT or a loan applicant to the time the mortgage loan is sold. The Company is exposed to loss in value of its commitments to originate or purchase mortgage loans held for sale when mortgage rates increase. The Company is exposed to risk relative to the fair value of its MSRs. The Company is exposed to loss in value of its MSRs when interest rates decrease.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in market interest rates. To manage this price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of the Company’s IRLCs, inventory of mortgage loans held for sale and MSRs. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities.

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2013			December 31, 2012
		Fair Value			Fair Value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	1,701,082	$25,437	$—	1,576,174	$23,951	$11
Forward purchase contracts	1,349,300	4,544	59	1,021,981	1,645	389
Forward sales contracts	3,022,710	553	9,411	2,621,948	1,818	1,894
MBS put options	325,000	431	—	500,000	967	—
MBS call options	300,000	755	—	—	—	—
Total derivatives before netting		31,720	9,470		28,381	2,294
Netting		(4,239)	(7,111)		(1,091)	(1,785)
Total		$27,481	$2,359		$27,290	$509

The following table summarizes the activity for derivative contracts used to hedge the Company’s IRLCs and inventory of mortgage loans held for sale at notional value:

	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Quarter ended March 31, 2013
Forward purchase contracts	1,021,981	10,195,550	(9,868,231)	1,349,300
Forward sales contracts	2,621,948	14,677,256	(14,276,494)	3,022,710
MBS call options	—	850,000	(550,000)	300,000
MBS put options	500,000	965,000	(1,140,000)	325,000

	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Quarter ended March 31, 2012
Forward purchase contracts	130,900	1,447,545	(996,295)	582,150
Forward sales contracts	510,569	2,883,711	(2,115,999)	1,278,281
MBS call options	3,000	38,000	(11,000)	30,000
MBS put options	29,000	68,000	(47,000)	50,000

The Company recorded net gains (losses) on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $11,025,000 and $(1,962,000) for the quarters ending March 31, 2013 and March 31, 2012, respectively. Derivative gains and losses are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

The Company recorded a net loss on derivative financial instruments used as economic hedges of MSRs totaling $1,291,000 for the quarter ended March 31, 2013. The Company had no similar economic hedges in place for the quarter ended March 31, 2012. The derivative loss is included in Amortization, impairment and changes in estimated fair value of mortgage servicing rights in the Company’s consolidated statements of income.

Note 10—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$19,798	$25,698
Additions - servicing resulting from loan sales	3	680
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model	(90)	1,315
Other changes in fair value(1)	(1,089)	(1,349)
Total change in fair value	(1,179)	(34)
Balance at end of period	$18,622	$26,344

(1)                                 Represents changes due to realization of cash flows.

Carried at Amortized Cost:

The activity in MSRs carried at amortized cost is summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Amortized cost:
Balance at beginning of period	$92,155	$6,496
Additions	41,733	9,621
Amortization	(3,095)	(264)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—
Balance at end of period	130,793	15,853

Valuation allowance for impairment of MSRs:
Balance at beginning of period	(2,978)	(70)
Reversal	555	57
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—
Balance at end of period	(2,423)	(13)
MSRs, net	$128,370	$15,840
Estimated fair value of MSRs at end of period	$137,553	$16,437

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This projection was developed using the assumptions made by management in its March 31, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated
Twelve month period ending March 31,	amortization
(in thousands)
2014	$13,972
2015	13,050
2016	12,020
2017	11,146
2018	10,478
Thereafter	70,127
Total	$130,793

Servicing fees relating to MSRs are recorded in Net servicing income—Loan servicing fees—From non-affiliates on the consolidated statements of income; late fees, ancillary and other fees are recorded in Net servicing income—Loan servicing fees—Ancillary and other fees on the consolidated statements of income and are summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Contractual servicing fees	$9,057	$2,845
Late charges	413	267
Ancillary and other fees	102	58
	$9,572	$3,170

Note 11—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$47,723	$37,250
Carried Interest recognized during the period	4,737	1,789
Proceeds received during the period	—	—
Balance at end of period	$52,460	$39,039

The amount of the Carried Interest received by the Company depends on the Investment Funds’ future performance. As a result, the amount of Carried Interest recorded by the Company at period end is subject to adjustment based on future results of the Investment Funds and may be reduced in future periods. However, the Company is not required to pay guaranteed returns to the Investment Funds and the amount of Carried Interest will only be reduced to the extent of amounts previously recognized.

Management expects the Carried Interest to be collected by the Company when the Investment Funds liquidate. The investment period for the Investment Funds ended on December 31, 2011. The Investment Funds will continue in existence through December 31, 2016, subject to three one-year extensions by PCM at its discretion as specified in the limited liability company and limited partnership agreements that govern the Investment Funds.

Note 12—Investment in PennyMac Mortgage Investment Trust at Fair Value

Following is a summary of Change in fair value and dividends received from PennyMac Mortgage Investment Trust:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Dividends	$43	$41
Change in fair value	45	154
	$88	$195

Note 13—Borrowings

The Company maintains four borrowing facilities: three facilities that provide for sales of mortgage loans under agreements to repurchase; and one note payable secured by MSRs and servicing advances made on loans in the Company’s loan servicing portfolio.

Mortgage Loans Sold Under Agreement to Repurchase

The borrowing facilities secured by mortgage loans held for sale are in the form of loan sale and repurchase agreements. Eligible loans are sold under advance rates based on the loan type. Interest is charged at a rate based on the buyer’s overnight cost-of funds rate for one agreement and based on the LIBOR for the other two agreements. Loans sold under these agreements may be re-pledged by the lenders.

Financial data pertaining to mortgage loans sold under agreements to repurchase are as follows:

	Quarter ended March 31,
	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$180,049	$159,547
Unused amount(1)	$319,951	$90,453
Weighted-average interest rate	2.21%	2.19%
Fair value of mortgage loans securing agreements to repurchase	$197,693	$175,173
During the period:
Average balance of mortgage loans sold under agreements to repurchase	$275,061	$64,956
Weighted-average interest rate(2)	2.26%	2.30%
Total interest expense	$2,375	$865
Maximum daily amount outstanding	$479,860	$159,547

(1)                                 The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the mortgage loans sold.

(2)                                 Excludes the effect of amortization of commitment fees totaling $819,000 and $488,000 for the quarters ended March 31, 2013 and 2012, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2013	Balance
(in thousands)
Within 30 days	$58,953
Over 30 to 90 days	119,109
Over 90 days to 180 days	1,987
Over 180 days to 1 year	—
$180,049
Weighted-average maturity (in months)	2.0

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of March 31, 2013:

Counterparty	Amount at risk	Weighted-average maturity of advances under repurchase agreement
	(in thousands)
Bank of America, N.A.	$9,151	June 20, 2013
Citibank, N.A.	$6,415	April 24, 2013
Credit Suisse First Boston Mortgage Capital LLC	$3,416	June 11, 2013

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. As of March 31, 2013, the Company had $1.6 million on deposit with its mortgage loan repurchase agreement counterparties.

Note Payable

The note payable is summarized below:

	March 31, 2013	December 31, 2012
	(in thousands)
Note payable secured by:
Servicing advances	$5,155	$4,905
MSRs	58,282	48,108
	$63,437	$53,013
Servicing advances pledged to secure note payable	$7,544	$7,430
MSRs pledged to secure note payable	$144,932	$100,957

The note payable matures on the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination. Interest is charged at a rate based on the lender’s overnight cost of funds. The note payable is secured by servicing advances and MSRs relating to certain loans in the Company’s servicing portfolio, and provides for advance rates ranging from 50% to 85% of the amount of the servicing advances or the carrying value of the MSR pledged, up to a maximum of $17 million in the case of servicing advances and $100 million in the case of MSRs.

The borrowing facilities contain various covenants, including financial covenants governing the Company’s net worth, debt-to equity ratio, profitability and liquidity. Management believes the Company was in compliance with these requirements as of March 31, 2013.

Note 14—Liability for Representations and Warranties

The Company’s agreements with the Agencies include representations and warranties related to the loans the Company sells to those Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related credit losses from that correspondent lender.

The Company records a provision for losses relating to the representations and warranties it makes as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller.

The Company establishes a liability at the time loans are sold and continually updates its liability estimate.

Following is a summary of the Company’s liability for representations and warranties:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$3,504	$449
Provisions for losses on loans sold	1,244	311
Incurred losses	—	—
Balance at end of period	$4,748	$760
Unpaid principal balance of mortgage loans subject to representations and warranties	$14,586,623	$4,244,275

Following is a summary of the Company’s repurchase activity:

	Quarter ended March 31,
	2013	2012
	(in thousands)
During the period:
Unpaid balance of mortgage loans repurchased	$—	$—
Incurred losses on repurchased loans	$—	$—
At period end:
Unpaid balance of mortgage loans subject to pending claims for repurchase	$1,038	$5,492

The level of the liability for representations and warranties requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors (including unemployment levels and trends, and housing price levels and trends), investor reviews of recently sold mortgage loans and repurchase demand strategies relating to defaulted mortgage loans, and other external conditions that will change over the lives of the underlying loans. The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. Management believes the amount and range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or results of operations.

Note 15—Members’ Equity

Subscriptions receivable are amounts due from certain members who are holders of preferred units, and earn interest at rates of either 4% or 8% annually.

The Company made tax distributions of $9,476,000 to its unitholders relating to the Company’s taxable income allocated to the respective unitholders for the quarter ended March 31, 2013.

Note 16—Net Gain on Mortgage Loans Held for Sale

Net gain on mortgage loans held for sale at fair value is summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Cash gain (loss) on sale:
Loan proceeds	$(11,823)	$5,700
Hedging activities	17,621	(6,032)
	5,798	(332)
Non-cash gain on sale:
Change in fair value of IRLCs	1,497	183
MSRs received as proceeds on sale	41,736	10,301
MSR recapture payable to affiliate	(133)	—
Provision for representations and warranties on loans sold	(1,244)	(311)
Change in fair value relating to loans and hedging instruments held for sale at period end:
Loans	(2,392)	26
Hedging instruments	(5,305)	4,070
Total non-cash (loss) gain relating to loans and hedging instruments held at period end	(7,697)	4,096
Total non-cash gain on sale	34,159	14,269
	$39,957	$13,937

Note 17—Stock-Based Compensation

The Company has three equity based compensation plans:

•                  A common equity compensation plan by which it may award up to 15% of its total equity in the form of common units to key members of the Company’s management. Common units are subordinate to the Company’s preferred units. The common units vest over a three-or four-year period. Vesting of four-year awards starts on the grantees’ date of hire and awards are 25% vested on the second anniversary, 50% on the third anniversary, and 100% on the fourth anniversary. Vesting of three-year awards begins on the award date. The common units have a strike price equal to zero on the date of grant. Several key management members of the Company have received common units. Unvested common units under this plan have the rights to participate in distributed and undistributed earnings. However, undistributed earnings allocable to these unvested common units are forfeitable;

•                  A Class C common equity plan by which it may award up to 3% of its total equity to key members of the management of its correspondent lending group. Class C common units vest over 4 years and upon the satisfaction of certain performance thresholds. Vesting occurs 12.5%, 12.5%, 25% and 50% on each successive year anniversary of the award date. The Class C common units have a strike price equal to zero on the date of grant. Unvested common units under this plan have the rights to participate in distributed and undistributed earnings. However, undistributed earnings allocable to these unvested common units are forfeitable; and

•                  The 2011 Equity Incentive Plan by which it will grant common units to key employees that vest immediately. The first units earned under the 2011 Equity Incentive Plan will be issued in 2013. Common units granted under the 2011 Equity Incentive Plan participate in the Company’s profits and losses after the grant date. The equity incentive plan common units have a strike price equal to zero on the date of grant. Common units under this plan have the rights to participate in distributed and undistributed earnings.

The table below summarizes common unit activity under the common equity compensation plan and compensation expense:

	Quarter ended March 31,
	2013	2012
	(in thousands except unit data)
Number of units
Outstanding at beginning of period	3,533	12,174
Granted	—	324
Vested	(2,338)	(2,228)
Expired or canceled	(23)	—
Outstanding at end of period	1,172	10,270

Weighted average grant date fair value:
Outstanding at beginning of period	$397	$398
Granted	$—	$433
Vested	$378	$378
Expired or canceled	$516	$—
Outstanding at end of period	$460	$403

Units available for future awards at end of period	—	—
Compensation expense recorded during the period	$176	$163
Unamortized costs at end of period	$94	$448

As of March 31, 2013, the weighted-average remaining vesting term of unvested units was approximately four months.

Class C Awards

The Company issued Class C units initially during November 2011 and periodically during 2012 as awards to employees of the Company’s correspondent lending group. The Class C units are subject to the participation preferences and other rights of the preferred units and common units as described above. Class C units have partially vested and there were no cancelled or forfeited units as of March 31, 2013.

The following is the activity for the Class C Units:

	Quarter ended March 31,
	2013	2012
	(in thousands except unit data)
Number of units
Outstanding at beginning of period	2,653	2,932
Granted	498	352
Vested	(73)	—
Outstanding at end of period	3,078	3,284

Weighted average grant date fair value:
Outstanding at beginning of period	$439	$196
Granted	$402	$211
Vested	$1,470	$—
Outstanding at end of period	$408	$197
Units available for future awards at end of period	—	—
Compensation expense recorded during the period	$124	$—
Unamortized costs at end of period	$959	$550

2011 Incentive Plan

The terms and conditions of the 2011 Equity Incentive Plan (“2011 unit awards”) were communicated to employees and key members of management of the Company during 2012. The 2011 unit awards are subject to the participation preferences and other rights of the Preferred Units and Common Units as described in Note 4 along with performance metrics established for the 2012 vesting period in accordance with the 2011 Equity Incentive Plan agreement. The service period for these awards precedes the Grant date which is expected to be prior to the completion of PFSI’s IPO. At each reporting period during the service period, the Partnership assessed the probability that the performance metrics would be achieved and the 2011 unit awards would become eligible to vest. These performance metrics became probable of being achieved during 2012 and the Company recorded expense relating to the estimated fair values of the unit awards over the service period.

The following is the activity for the 2011 unit awards:

	Quarter ended March 31,
	2013	2012
	(in thousands except unit data)
Outstanding at beginning of period	3,545	—
Granted	—	3,545
Vested	—	—
Expired or canceled	—	—
Outstanding at end of period	3,545	3,545
Weighted average service period fair value:
Outstanding at beginning of period	$18,129	$—
Granted	—	7,680
Vested	—	—
Expired or canceled	—	—
Outstanding at end of period	$18,129	$7,680
Units available for future awards at end of period	—	—
Compensation expense recorded during the period	$—	$2,573
Unamortized costs at end of period	$—	$7,718

The Class C Unit and Common Unit awards contain certain repurchase provisions which could result in an award being settled in cash at the option of the Company alone, in the event of certain types of termination scenarios. The Company established a policy that settlement will not occur until the point in time where the unitholder has borne sufficient risks and rewards of equity ownership, assumed as six months and one day post vesting.

Valuation of Stock Based Compensation Awards

The valuation of stock based compensation awards was estimated using the income approach, specifically a discounted cash flow analysis, and the market approach to determine the value of the Company. The discounted cash flow analysis was developed based on the Company’s forecasts. The market approach was developed by applying market multiples of comparable peer companies in the Company’s industry or similar lines of business. The values determined by the income and the market approach were combined by weighting the income and market approaches equally. The primary assumptions used in the determination of the fair value of the Company using the discounted cash flow method were the discount rate, terminal capitalization rate, and growth rate assumptions.

The aggregate value was then allocated to each class of units utilizing the options pricing model using the following assumptions:

Assumption	January 1, 2012
Time to liquidity event	1.00 years
Risk-free rate	0.15%
Dividend yield	0.00%
Volatility	40.00%

The value derived from the options pricing model was reduced by the following in the determination of fair values of the awards at each of the following dates:

Assumption	January 1, 2012
Lack of marketability discount	20% to 25%
Lack of control discount	17%

Note 18—Supplemental Cash Flow Information

	Quarter ended March 31,
	2013	2012
	(in thousands)
Cash paid for interest	$3,693	$786
Non-cash investing activity:
Receipt of MSRs created in loan sales activities	$41,736	$10,301
Non-cash financing activity:
Settlement of stock subscription through partnership distribution	$4,113	$—

Note 19—Regulatory and Agency Capital Requirements

The Company, through PLS, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital requirements, the calculations of which are specified by each Agency, are summarized below:

Requirement - company subject to	March 31, 2013		December 31, 2012
requirement	Net worth(1)	Required	Net worth(1)	Required
	(in thousands)
Fannie Mae - PLS	$213,543	$43,812	$172,843	$35,947
Freddie Mac - PLS	$214,069	$38,967	$173,273	$27,119
Ginnie Mae:
Issuer — PLS	$201,965	$36,556	$152,782	$23,886
Issuer’s parent — PennyMac	$278,941	$40,212	$227,560	$26,275
HUD - PLS	$201,965	$1,000	$152,782	$1,000

(1)                                 Calculated in compliance with the respective Agency’s requirements.

The Company is required to maintain specified levels of members’ equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s servicing portfolio or loan origination volume. Noncompliance with the respective agencies’ capital requirements can result in the respective Agency taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the respective Agency. Management believes that the Company had Agency capital in excess of the respective Agencies’ requirements at March 31, 2013.

Note 20—Commitments and Contingencies

Commitments to Fund and Sell Mortgage Loans

March 31, 2013
(in thousands)
Commitments to purchase mortgage loans from PMT	$1,420,790
Commitments to fund mortgage loans	280,292
$1,701,082
Commitments to sell mortgage loans	$3,022,710

Examination of Federal Income Tax Filings

As of December 31, 2012, the Internal Revenue Service was conducting an examination of the Company’s federal income tax filings for the tax year ended December 31, 2010. In March 2013, the IRS examination team concluded their audit of the Company’s federal income tax return for the tax year ended December 31, 2010 and proposed no changes to the return as originally filed. No other federal or state examination was in progress as of March 31, 2013.

Litigation

The business of the Company involves the collection of numerous accounts as well as the validity of liens and compliance with various state and federal lending and servicing laws; as such the Company is subject to various legal proceedings in the normal course of business. As of March 31, 2013, there were no material current or pending claims against the Company.

Note 21—Segments and Related Information

The Company has two business segments: mortgage banking and investment management.

The mortgage banking segment represents the Company’s operations aimed at servicing mortgage loans sourced and managed by the investment management segment, including executing the loan resolution strategy identified by the investment management segment, and originating, purchasing, selling and servicing newly originated mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and completion of asset acquisitions and managing the acquired assets for the Advised Entities.

The investment management segment presently focuses on managing investments in distressed mortgage assets, which include mortgage loans that are either in default or are perceived to be at higher risk of default. The investment management segment then seeks to maximize the value of the mortgage loans on behalf of investors through the direction of effective “high touch” servicing by the mortgage banking segment. “High touch” servicing is based on significant levels of borrower outreach and contact, and the ability to implement long-term, sustainable loan modification and restructuring programs that address borrowers’ ability and willingness to pay their mortgage loans. Where this is not possible, the investment management segment seeks to effect property resolution in a timely, orderly and economically efficient manner for the investor.

Financial highlights by operating segment are as follows:

Quarter ended March 31, 2013	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
External:
Net gains on mortgage loans held for sale at fair value	$39,957	$—	$39,957
Loan origination fees	5,668	—	5,668
Fulfillment fees from PMT	28,244	—	28,244
Net servicing income	16,042	—	16,042
Management fees	—	8,406	8,406
Carried Interest from Investment Funds	—	4,737	4,737
Interest	1,737	5	1,742
Other	88	814	902
Intersegment	—	—	—
	91,736	13,962	105,698
Expenses:
Compensation	33,322	2,359	35,681
Interest	3,330	—	3,330
Other	11,254	140	11,394
	47,906	2,499	50,405
Net income	$43,830	$11,463	$55,293
Segment assets at period end	$642,191	$50,786	$692,977

Quarter ended March 31, 2012	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
External:
Net gains on mortgage loans held for sale at fair value	$13,937	$—	$13,937
Loan origination fees	235	—	235
Fulfillment fees from PMT	6,124	—	6,124
Net servicing income	11,576	—	11,576
Management fees	—	4,193	4,193
Carried Interest from Investment Funds	—	1,789	1,789
Interest	430	1	431
Other	195	470	665
Intersegment	—	—	—
	32,497	6,453	38,950
Expenses:
Compensation	17,180	1,559	18,739
Interest	1,062	—	1,062
Other	3,802	116	3,918
	22,044	1,675	23,719
Net income	$10,453	$4,778	$15,231
Segment assets at period end	$405,074	$13,565	$418,639

Note 22—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•                  On May 3, 2013, the Company amended and restated its master repurchase agreement, by and among Credit Suisse First Boston Mortgage Capital, LLC, PLS and the Company.  Pursuant to the terms of the amended and restated master repurchase agreement, the parties increased the maximum committed purchase price from $150 million to $300 million and extended the maturity date to the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.  The master repurchase agreement, as amended and restated, remains the same in all other material respects.

•                  In connection with the IPO by PSFI of its Class A Common Stock, par value $0.0001 per share, covered by the final prospectus, dated May 8, 2013 and included as part of the Registration Statement, PFSI and the Company consummated a recapitalization (“Recapitalization”). Under the terms of the Recapitalization, PFSI, the Company and the existing unitholders of the Company entered into that certain Fourth Amended and Restated Limited Liability Company Agreement of the Company, dated May 8, 2013 (the “LLC Agreement”), pursuant to which, among other things, PFSI became the sole managing member of the Company and the capital structure of the Company was modified by converting all existing classes of units into new Class A units. The allocation of Class A units among the Company’s existing owners was determined pursuant to the distribution provisions of its former limited liability company agreement based upon the liquidation value of the Company, assuming it was liquidated at the time of the IPO of Class A Common Stock with a value implied by the IPO of the shares of Class A Common Stock sold in the IPO.

Also in connection with the Recapitalization, on May 8, 2013, PSFI entered into: (i) an exchange agreement with the Company and the then-existing unitholders of the Company; (ii) a tax receivable agreement with the Company and the then-existing unitholders of the Company; (iii) a registration rights agreement with the then-existing unitholders of the Company and (iv) separate stockholder agreements with each of BlackRock Mortgage Ventures, LLC and HC Partners LLP, formerly known as Highfields Capital Investments LLC.

•                  On May 8, 2013, PFSI’s Amended and Restated Certificate of Incorporation and PFSI’s Amended and Restated Bylaws became effective. PFSI is authorized to issue 210.0 million shares consisting of 10.0 million shares of Preferred Stock, par value $0.0001 per share, 200.0 million shares of Class A Common Stock, and 1,000 shares of Class B Common Stock.

•                  On May 14, 2013, PFSI completed its IPO by issuing approximately 12.8 million shares of Class A Common Stock for cash consideration of $16.875 per share (net of underwriting discounts) to a syndicate of underwriters led by Citigroup Global Markets, Inc., BofA Merrill Lynch, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as joint book-running managers for the offering. Barclays Capital Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, and Wells Fargo Securities, LLC acted as co-managers. PFSI’s net proceeds from the offering were approximately $215.6 million, after deducting underwriting discounts and commissions. As contemplated in the Registration Statement, PSFI used the net proceeds from the offering to purchase approximately 12.8 million newly issued Class A units of the Company at a price per Class A unit of $16.875.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Private National Mortgage Acceptance Company, LLC included within this Quarterly Report on Form 10-Q and the final prospectus of PennyMac Financial Services, Inc. dated May 8, 2013 included as part of its Registration Statement on Form S-1, as amended (SEC File No. 333-186495) (the “Registration Statement”).

Statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of a number of factors, including those described in “Factors that May Affect Our Future Results” and the risks discussed under the heading “Risk Factors” in the Company’s final prospectus included as part of its Registration Statement, as well as its consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and its other filings with the United States Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and the Company assumes no obligation to update or supplement any forward-looking statements.

Overview

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the words “we,” “us,” “our” and the “Company” refer to Private National Mortgage Acceptance Company, LLC (“PennyMac”).

Initial Public Offering and Recapitalization

PennyMac Financial Services, Inc. (“PFSI”) has not engaged in any business or other activities except in connection with its formation and initial public offering (“IPO”) of shares. On May 14, 2013, PFSI completed an IPO in which it sold approximately 12.8 million shares of Class A Common Stock par value $0.0001 per share (“Class A Common Stock”), which includes approximately 1.7 million shares sold pursuant to the exercise by the underwriters of an over-allotment option, for cash consideration of $16.875 per share (net of underwriting discounts) to a syndicate of underwriters.

Prior to the completion of the IPO, the limited liability company agreement of PennyMac was amended and restated to, among other things, modify its capital structure by converting the different classes of interests held by its existing unitholders into New Holdings Units. PennyMac and its existing unitholders also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they will have the right to exchange their New Holdings Units for shares of our Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and certain other transactions that would cause the number of outstanding shares of Class A Common Stock to be different than the number of New Holdings Units that PFSI owns.

With the net proceeds from the IPO, PFSI purchased the New Holdings Units of PennyMac and became its sole managing member. PFSI operates and controls all of the business and affairs and consolidates the financial results of PennyMac.

As part of the IPO, PFSI entered into a tax receivable agreement with the then-existing unitholders of PennyMac that provides for its payment to such owners of 85% of the tax benefits, if any, that PFSI is deemed to realize under certain circumstances as a result of (i) increases in tax basis resulting from exchanges of New Holdings Units and (ii) certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Our Company

We are a specialty financial services firm with a comprehensive mortgage platform and integrated business focused on the production and servicing of U.S. residential mortgage loans and the management of investments related to the U.S. residential mortgage market. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and our management’s deep experience across all aspects of the mortgage business will allow us to profitably grow these activities and capitalize on other related opportunities as they arise in the future.

We were founded in 2008 by members of our executive leadership team and two strategic partners, BlackRock Mortgage Ventures, LLC, together with its affiliates, “BlackRock,” and HC Partners LLC, formerly known as Highfields Capital Investments LLC, together with its affiliates, “Highfields.”

We conduct our business in two segments: mortgage banking and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC, or PLS, is a non-bank producer and servicer of mortgage loans in the United States.  Our principal investment management subsidiary, PNMAC Capital Management, LLC, or PCM, is an SEC registered investment adviser. It manages PennyMac Mortgage Investment Trust, or PMT, a mortgage real estate investment trust, or REIT, listed on the New York Stock Exchange. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment Company Act of 1940, as amended, and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”

Mortgage Banking

Our mortgage banking segment is comprised of three primary businesses: correspondent lending, retail lending, and loan servicing.

•                  Correspondent Lending. Our correspondent lending business manages, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated loans, primarily “conventional” residential mortgage loans guaranteed by the GSEs and “government-insured” residential mortgage loans insured or guaranteed by the FHA or the VA and eligible to back securities guaranteed by Ginnie Mae. For conventional loans, we perform fulfillment activities for PMT and earn a fee for each loan purchased by PMT. In the case of government-insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account.

•                  Retail Lending. Our retail lending business originates new prime credit quality, first-lien residential conventional and government-insured mortgage loans on a national basis to allow customers to purchase or refinance their homes. We conduct this business through a consumer direct model, which relies on the Internet and call center-based staff to acquire and interact with customers across the country. We do not have a “brick and mortar” branch network and have been developing our consumer direct operations with call centers strategically positioned across the United States.

•                  Loan Servicing. Our loan servicing business performs loan administration, collection, and default activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impound) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide prime servicing for conventional and government-insured loans, as well as special servicing for distressed whole loans that have been acquired as investments by our Advised Entities, and loans in “private-label” MBS securities, which are securities issued by institutions that are not affiliated with any Agency.

During the quarter ended March 31, 2013, we managed PMT’s acquisition of approximately $5.5 billion in unpaid principal balance of newly originated, prime credit quality, first-lien residential mortgage loans.  We purchased, for our own account, approximately $3.4 billion in unpaid principal balance of government-insured loans of the $3.7 billion PMT acquired during the quarter ended March 31, 2013. We also originated $268.1 million of residential mortgage loans through our retail channel during the quarter ended March 31, 2013. During the quarter ended March 31, 2013, we increased our portfolio of loans that we serviced or subserviced from approximately $28.2 billion at December 31, 2012 to approximately $36.2 billion at March 31, 2013.

During the quarter ended March 31, 2012, we managed PMT’s acquisition of approximately $1.2 billion in unpaid principal balance of newly originated, prime credit quality, first-lien residential mortgage loans, of which we purchased $799.0 million in unpaid principal balance of government-insured loans from PMT for our own account. We also originated $61.9 million of residential mortgage loans through our retail channel during the quarter ended March 31, 2012, and increased our portfolio of loans that we serviced or subserviced from approximately $7.7 billion at December 31, 2011 to approximately $9.2 billion at March 31, 2012.

Investment Management

We are an investment manager through our wholly-owned subsidiary, PCM. PCM currently manages PMT and the Investment Funds, which had combined net assets of approximately $1.8 billion as of March 31, 2013. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on investment performance.

Observations on Current Market Opportunities

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations.  The U.S. economy continues its pattern of modest growth as reflected in recent economic data. During the first quarter of 2013, real U.S. gross domestic product expanded at an annual rate of 2.5% compared to a revised 2.0% and 0.4% annual rates for both the first and fourth quarters of 2012, respectively. Modest economic growth and pressure on state and federal government spending continued to affect unemployment rates during the first quarter of 2013. The national unemployment rate was 7.6% at March 31, 2013 and compared to a revised seasonally adjusted rate of 8.2% at March 31, 2012 and 7.8% at December 31, 2012. Declining unemployment is partially reflective of a declining workforce labor participation rate. Delinquency rates on single family residential mortgage loans linger at historically high rates. As reported by the Federal Reserve, during the fourth quarter of 2012, charge-off and delinquency rates on loans and leases at commercial banks were 10.07%, an improvement from 10.30% during the first quarter of 2012.

Residential real estate activity appears to be modestly improving. The seasonally adjusted annual rate of existing home sales for March 2013 was 10.3% higher than for March 2012 and the national median existing home price for all housing types was $184,300, an 11.8% increase from March 2012. On a national level, foreclosure filings during the first quarter of 2013 decreased 12% as compared to the fourth quarter of 2012 and 23% as compared to the first quarter of 2012, representing the ninth consecutive quarter with an annual decrease in foreclosure activity. A previously expected increase in foreclosure activity at the national level as lenders resolve their operational issues relating to the foreclosure of delinquent loans has not yet materialized, however it is anticipated that foreclosure activity within select markets may increase during the remainder of 2013 and beyond.

Thirty-year fixed rate mortgage interest rates ranged from a high of 3.57% to a low of 3.41% during the first quarter of 2013 (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey). During the first quarter of 2012, interest rates for the thirty-year fixed rate mortgage ranged from a high of 3.95% to a low of 3.89%.

Total mortgage originations in the first quarter of 2013 were approximately $500 billion, an increase of 19.0% compared to originations of $420 billion during the first quarter of 2012, and a decrease of 4.8% compared to originations of $525 billion during the fourth quarter of 2012 (Source: Inside Mortgage Finance).

In our capacity as an investment manager, we continue to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the first quarter of 2013, we reviewed 27 mortgage loan pools with unpaid principal balances totaling approximately $5.7 billion. This compares to our review of 25 mortgage loan pools with unpaid principal balances totaling approximately $4.9 billion during the first quarter of 2012. We managed the acquisition, on behalf of PMT, of distressed mortgage loans with fair values totaling $200.3 million during the quarter ended March 31, 2013 and none during the quarter ended March 31, 2012.

In recent periods, we have seen increased competition from new and existing market participants in both our correspondent lending and retail origination businesses, as well as reductions in the overall level of refinancing activity. We believe that this change in supply and demand within the marketplace has been driving lower production margins in recent periods, which will be reflected in our results of operations in our gains on mortgage loans held for sale. Although margins on gains from mortgage loans held for sale benefitted from wider secondary spreads (the difference between interest rates charged to borrowers and yields on mortgage-backed securities in the secondary market) early in the fourth quarter of 2012, margins narrowed as the quarter progressed and into the first quarter of 2013. While production margins remained elevated from a historical perspective during the first quarter of 2013, we expect them to continue to normalize toward their long-term averages in 2013.

Results of Operations

Set forth below is a summary of our results of operations for the periods indicated.

	Quarter ended March 31,
	2013	2012
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$39,957	$13,937
Loan origination fees	5,668	235
Fulfillment fees from PennyMac Mortgage Investment Trust	28,244	6,124
Net servicing income	16,042	11,576
Management fees	8,406	4,193
Carried Interest from Investment Funds	4,737	1,789
Interest	1,742	431
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	88	195
Other	814	470
Total revenue	105,698	38,950
Expenses
Compensation	35,681	18,739
Interest	3,330	1,062
Other	11,394	3,918
Total expenses	50,405	23,719
Net income	$55,293	$15,231

Income by segment:
Mortgage Banking	$43,830	$10,453
Investment Management	11,463	4,778
	$55,293	$15,231
During the period:
Mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PMT at fair value	$3,548,397	$838,120
Retail production at fair value	268,125	61,891
	$3,816,522	$900,011
Unpaid principal balance of mortgage loans fulfilled for PMT	$5,538,564	$1,224,737
At period end:
Unpaid balance of mortgage loan servicing portfolio at period-end	$36,166,630	$9,228,422
Net assets of Advised Entities under management	$1,774,949	$1,222,042

Comparison of the quarters ended March 31, 2013 and 2012

Net income increased by approximately $40.1 million or 263% for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012. The increase in net income primarily reflects growth in the Company’s mortgage banking operations. Loan purchase volume increased by approximately $2.9 billion or 324% in the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 and the Company’s loan servicing portfolio grew by approximately $26.9 billion or 292% from March 31, 2012 to March 31, 2013. This growth was supplemented by growth in the Company’s investment management segment due to an increase of $2.9 million or 165% in Carried Interest income and $4.2 million or 100% in management fees, reflecting an increase of approximately $552.9 million or 45% in net assets under management and the recognition of incentive fees relating to the Company’s management of PMT. These increases were partly offset by increases in expenses of approximately $26.7 million or 113% incurred to accommodate our growth.

Net gains on mortgage loans held for sale at fair value increased $26.0 million from $13.9 million for the quarter ended March 31, 2012 to $40.0 million for the quarter ended March 31, 2013. The increase was due to growth in the volume of mortgage loans that we purchased and originated and subsequently sold during 2013 as compared to 2012. The net gain for the quarter ended March 31, 2012 included $10.3 million in fair value of MSRs received as part of proceeds on sales. The net gain for the quarter ended March 31, 2013 included $41.7 million in fair value of MSRs received as part of proceeds on sales.

We recognized gains on mortgage loans held for sale as summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Cash gain (loss) on sale:
Proceeds from sales	$(11,823)	$5,700
Hedging activities	17,621	(6,032)
	5,798	(332)
Non-cash changes in fair value:
Change in fair value of IRLCs	1,497	183
MSRs received as proceeds on sale	41,736	10,301
MSR recapture payable to affiliate	(133)	—
Provision for representations and warranties on mortgage loans sold	(1,244)	(311)
Change in fair value relating to mortgage loans and hedging instruments held for sale at year-end:
Mortgage loans	(2,392)	26
Hedging instruments	(5,305)	4,070
Total non-cash changes in fair value relating to mortgage loans and hedging instruments held at year-end	(7,697)	4,096
Total non-cash changes in fair value	34,159	14,269
	$39,957	$13,937
Unpaid principal balance of mortgage loans sold during the period	$3,857,150	$777,604
Interest rate lock commitments issued during the period	$33,649	$14,444
At period end:
Fair value of mortgage loans held for sale	$203,661	$176,282
Commitments to fund and purchase mortgage loans	$1,701,082	$594,783
Increase (decrease) in net gains on mortgage loans held for sale at fair value due to:
Net change in fair value of IRLCs	$1,314	$148
Volume of mortgage loans sold	32,956	12,999
Gain margin	(8,250)	(10)
Total change	$26,020	$13,137

Loan origination fees increased $5.5 million from $0.2 million for the quarter ended March 31, 2012 to $5.7 million for the quarter ended March 31, 2013. The increase was due to growth in the volume of loans produced.

Loan fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the unpaid principal balance of the mortgage loans purchased.  The increase of $22.1 million in the fees during the quarter ended March 31, 2013 compared to the same period in 2012 is due to the substantial growth in the volume of Agency-eligible and jumbo mortgage loans PMT purchased in its correspondent lending activities.

Total loan servicing fees increased $9.2 million from $11.8 million for the quarter ended March 31, 2012 to $21.1 million for the quarter ended March 31, 2013. The increase was due to an increase of $3.5 million in loan servicing fees from PMT due to growth in the volume of loans we subservice for PMT, an increase of $6.2 million in loan servicing fees from non-affiliates due to growth in our portfolio of loans serviced as a result of our increasing sales of mortgage loans with servicing rights retained and an increase of $875,000 in ancillary fees due to growth in the portfolios of mortgage loans serviced, partially offset by a decrease in loan servicing fees from the Investment Funds of $1.5 million. This decrease was due to the decrease in the principal balance in the Investment Funds’ mortgage loan portfolios as these portfolios liquidate following the end of the related commitment periods on December 31, 2011.

Set forth below is information about our loan servicing portfolio as of:

	March 31,	December 31,
	2013	2012
	(in thousands)
Loans serviced at period end (unpaid principal balance):
Prime servicing:
Subserviced for our Advised Entities	$17,685,194	$12,920,209
Owned MSRs: Originated	12,487,986	8,992,602
Owned MSRs: Acquisitions	887,589	990,461
Mortgage loans held for sale	193,894	417,742
Total prime servicing	31,254,663	23,321,014
Special servicing:
Subserviced for our Advised Entities	3,700,919	3,559,893
Owned MSRs—Acquisitions	1,211,048	1,271,642
Total special servicing	4,911,967	4,831,535
Total loans serviced	$36,166,630	$28,152,549

Amortization, impairment and change in estimated fair value of mortgage servicing rights increased $4.8 million from $0.2 million for the quarter ended March 31, 2012 to $5.0 million for the quarter ended March 31, 2013. The increase was due to growth in our investment in MSRs which increases the level of assets subject to amortization, along with reduced valuation gains during the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 and recognition of approximately $1.3 million in hedging losses during the quarter ended March 31, 2013. No hedging activities were undertaken during the quarter ended March 31, 2012.

Management fees from PMT increased $4.7 million from $1.8 million for the quarter ended March 31, 2012 to $6.5 million for the quarter ended March 31, 2013. The increase was due to increases in PMT’s shareholders’ equity upon which its management fee is based along with incentive fees of $2.1 million recognized as a result of an amendment to our management agreement with PMT effective February 1, 2013, which changed the basis on which profitability is measured for incentive fee purposes. Management fees from the Investment Funds decreased $475,000 from $2.4 million for the quarter ended March 31, 2012 to $1.9 million for the quarter ended March 31, 2013. The decrease was due to decreases in the Investment Funds’ net asset values as a result of continued distributions to the funds’ investors following the end of the Investment Funds’ commitment periods at December 31, 2011, which reduced the investment base on which the management fees are computed.

Carried Interest from Investment Funds increased $2.9 million from $1.8 million for the quarter ended March 31, 2012 to $4.7 million for the quarter ended March 31, 2013. The increase was due to valuation gains in the Investment Funds’ loan portfolios as a result of increases in demand for distressed mortgage loans, change in the value of the loans as they proceed through the resolution process and continuing increases in collateral valuations for the properties underlying the Funds’ loans.

Interest income increased $1.3 million from $431,000 for the quarter ended March 31, 2012 to $1.7 million for the quarter ended March 31, 2013. The increase was due to the increase in our average inventory of mortgage loans held for sale as a result of the growth in our loan production activities, and primarily relates to the interest that we earned on mortgage loans during the period for which we held the loans pending sale.

Change in fair value of investment in and dividends received from PMT decreased $107,000 from $195,000 for the quarter ended March 31, 2012 to $88,000 for the quarter ended March 31, 2013. The decrease was primarily due to a $109,000 decrease in the appreciation in value of our investment in common shares of PMT. During the quarters ended March 31, 2013 and 2012, we held 75,000 common shares of PMT.

Compensation expense increased $16.9 million from $18.7 million for the quarter ended March 31, 2012 to $35.7 million for the quarter ended March 31, 2013. The increase was due to the development of and growth in our mortgage banking segment as well as growth in the level of assets serviced for PMT. Below is a summary of our average and period end headcount (including temporary and contract personnel):

	Quarter ended March 31,
	2013	2012
Average headcount	1,145	501
Period-end headcount	1,205	549

Interest expense increased $2.3 million from $1.1 million for the quarter ended March 31, 2012 to $3.3 million for the quarter ended March 31, 2013. The increase in interest expense reflects increases in borrowings incurred to finance the growth of our loan production activities and, to a lesser extent, to finance our servicing advances and a portion of our MSRs.

Professional services expense increased $1.1 million from $1.2 million for the quarter ended March 31, 2012 to $2.3 million for the quarter ended March 31, 2013. The increase was due to growth in the size of our operations.

Technology expense increased $604,000 from $1.0 million for the quarter ended March 31, 2012 to $1.6 million for the quarter ended March 31, 2013. The increase was due to growth in the size of our operations.

Servicing expense increased $553,000 from $1.0 million for the quarter ended March 31, 2012 to $1.5 million for the quarter ended March 31, 2013. The increase was due to growth in our mortgage servicing portfolio.

Loan origination expense increased $2.3 million from $171,000 for the quarter ended March 31, 2012 to $2.5 million for the quarter ended March 31, 2013. The increase was due to growth in our loan origination volume and to changes in our fee structure which resulted in many of our fees being charged to correspondent lenders on an other-than pass-through basis. As a result of this change in structure, we recognized both the fee income and expense during 2013 as compared to “passing through” these items on a net basis during 2012.

Occupancy expense increased $108,000 from $383,000 for the quarter ended March 31, 2012 to $491,000 for the quarter ended March 31, 2013. The increase was primarily due to growth in the size of our operations.

Other expense increased $2.8 million from $160,000 for the quarter ended March 31, 2012 to $3.0 million for the quarter ended March 31, 2013. The increase was due to growth in the size of our operations.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement.  Expense amounts allocated to PMT during the quarter ended March 31, 2013 and 2012 are summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Technology	$772	$63
Occupancy	467	159
Depreciation and amortization	286	62
Other	766	73
Total expenses	$2,291	$357

The amount of total expenses that we allocated to PMT increased $1.9 million from $357,000 in the quarter ended March 31, 2012 to $2.3 million for the quarter ended March 31, 2013. The increase was due to growth in our overhead expenses, along with an increase of PMT’s assets in relation to the total assets that we manage, resulting in a larger portion of our overhead expenses being allocated to PMT.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash and short-term investments	$128,799	$65,487
Mortgage loans held for sale at fair value	203,661	448,384
Servicing advances	96,587	93,152
Receivable from affiliates	17,917	20,363
Carried Interest due from Investment Funds	52,460	47,723
Mortgage servicing rights	146,992	108,975
Other assets	46,561	48,079
Total assets	$692,977	$832,163

LIABILITIES
Borrowings	$243,486	$446,547
Payable to affiliates	91,675	83,574
Other liabilities	50,073	40,292
Total liabilities	385,234	570,413
MEMBERS’ EQUITY	307,743	261,750
Total liabilities and members’ equity	$692,977	$832,163

Comparison of balance sheet data as of March 31, 2013 and December 31, 2012

Total assets decreased $139.2 million from $832.2 million at December 31, 2012 to $693.0 million at March 31, 2013. The decrease was primarily due to a decrease of $244.7 million in mortgage loans held for sale at fair value due to sales of loans to investors in excess of the volume of mortgage loans that we originated or purchased, resulting in a decreased inventory of mortgage loans at period end, partially offset by an increase of $38.0 million in mortgage servicing rights due to growth in the volume of mortgage loans that we sold with servicing rights retained, resulting in an increase in our investment in MSRs. The volume of mortgage loans that we purchase from PMT is dependent on the volume of loans that PMT purchases from correspondent lenders and the timing of our purchases of such loans from PMT.

Total liabilities decreased by $185.2 million from $570.4 million as of December 31, 2012 to $385.2 million as of March 31, 2013. The decrease was primarily attributable to a reduction in borrowings of $203.1 million, resulting from a decline in mortgage loans held for sale.

Cash Flows

Comparison of Quarter ended March 31, 2013 and 2012

Our cash flows resulted in a net increase in cash of $43.8 million during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012. The positive cash flows arose primarily due to growth in our operations. Cash provided by operating activities totaled $272.2 million during the quarter ended March 31, 2013. The cash flows were primarily due to the reductions in our mortgage loan inventory as cash proceeds from loan sales exceeded originations and purchases of loans by $244.6 million.

Net cash used in investing activities was $(15.9) million for the quarter ended March 31, 2013. This use of cash reflects an increase in short-term investments offset by the cash inflow from margin deposits and a decrease in restricted cash.

Net cash used in financing activities was $212.5 million for the quarter ended March 31, 2013. Cash used in financing activities was primarily due to the repurchases of loans sold under agreements to repurchase exceeding sale of loans under agreements to repurchase by $213.5 million and reflects reduced financing requirements as the result of our reduced level of inventory of mortgage loans held for sale at March 31, 2013 as compared to December 31, 2012.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, earnings on our investments and proceeds from borrowings and/or additional equity offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent and appropriate. Our borrowing activities are in the form of sales of mortgage loans under agreements to repurchase, and a note payable secured by mortgage servicing rights and servicing advances.

Our repurchase agreements represent the sales of mortgage loans together with agreements for us to buy back the mortgage loans at a later date. During the quarter ended March 31, 2013, the average balance outstanding under agreements to repurchase mortgage loans totaled $275.1 million, and the maximum daily amount outstanding under such agreements totaled $479.9 million. During the quarter ended March 31, 2012, the average balance outstanding under agreements to repurchase mortgage loans totaled $65.0 million, and the maximum daily amount outstanding under such agreements totaled $159.5 million.

The difference between the maximum and average daily amounts outstanding was due to increases in the sizes and utilization of our existing facilities and our entry into a new credit facility during the quarter ended June 30, 2012, all in support of the growth in our mortgage loan production, investments and correspondent lending activities.

All of our borrowings discussed above have short-term maturities. The transactions relating to mortgage loans under agreements to repurchase mature between June 25, 2013 and the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination, and provide for the repurchase from major financial institution counterparties based on the estimated fair value of the mortgage loans sold. Our note payable secured by mortgage servicing rights and loan servicing advances at fair value has a maturity date that is the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

PLS’s debt financing agreements require it to comply with various financial covenants. The most significant covenants currently include the following:

•                  positive net income during each calendar quarter;

•                  a minimum of $20 million in unrestricted cash and cash equivalents;

•                  a minimum tangible net worth of $90 million;

•                  a maximum ratio of total liabilities to tangible net worth of less than 10:1; and

•                  at least one other warehouse or repurchase facility that finances amounts and assets similar to those being financed under our existing debt financing agreements.

Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

With respect to servicing that we perform for the Advised Entities, we are also subject to certain covenants under their respective debt agreements. These covenants are similar to those above, with the additional covenant that we must maintain a minimum servicing portfolio of $5 billion in UPB.

Our debt financing agreements also contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to the related financing agreement. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

We continue to explore a variety of additional means of financing our continued growth, including debt financing through bank warehouse lines of credit and additional repurchase agreements. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or whether such efforts will be successful.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2013, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of March 31, 2013, we had on-balance sheet contractual obligations of $180.0 million to finance assets under agreements to repurchase with maturities between June 25, 2013 and January 2, 2014. On May 3, 2013, we amended and restated one of our master repurchase agreements and extended the maturity date to the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination. We also had a contractual obligation of $63.4 million relating to a note payable secured by mortgage servicing rights and loan servicing advances at fair value and with a maturity date that is the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination. We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual/Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Software licenses (1)	$7,263	$2,905	$4,358	$—	$—
Office leases	14,001	3,123	7,596	3,282	—
Loans sold under agreements to repurchase	180,049	180,049	—	—	—
Note payable	63,437	63,437	—	—	—
Total	$264,750	$249,514	$11,954	$3,282	$—

(1)                                 Software licenses include both volume and activity-based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $452,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 157,000 at March 31, 2013. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the quarter ended March 31, 2013, software license fees totaled $2.8 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2013:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Bank of America, N.A.	$9,151	January 2, 2014
Citibank, N.A.	$6,415	June 25, 2013
Credit Suisse First Boston Mortgage Capital LLC	$3,416	September 23, 2013

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of mortgage loans under agreements to repurchase, and a note payable secured by mortgage servicing rights and loan servicing advances at fair value. The borrower under each of these facilities is PLS, and all obligations thereunder are guaranteed by Private National Mortgage Acceptance Company, LLC.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of March 31, 2013, we were in compliance in all material respects with these covenants.

The agreements also contain margin call provisions that, upon notice from the applicable lender, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

In addition, the agreements contain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, servicer termination events and defaults, material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for these types of transactions. The remedies for such events of default are also customary for these types of transactions and include the acceleration of the principal amount outstanding under the agreements and the liquidation by our lenders of the mortgage loans or other collateral then subject to the agreements.

All of PLS’s borrowings discussed above have short-term maturities that expire as follows:

Counterparty (1)	Outstanding Indebtedness (2)	Committed Amount	Maturity Date
	(in thousands)
Bank of America, N.A.	$92,910	$300,000	January 2, 2014
Citibank, N.A.	$61,092	$150,000	June 25, 2013
Credit Suisse First Boston Mortgage Capital LLC	$63,437	$117,000	(3)
Credit Suisse First Boston Mortgage Capital LLC	$26,047	$300,000	(3)

(1)         The borrowings with Bank of America, N.A., Citibank, N.A. and Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $300 million) are in the form of sales of mortgage loans under agreements to repurchase. The borrowing with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $117 million) is in the form of a note payable secured by mortgage servicing rights and servicing advances.

(2)         Represents outstanding indebtedness reduced by cash collateral as of March 31, 2013.

(3)      The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks to which we are exposed are credit risk, interest rate risk, prepayment risk, inflation risk and market value risk.

Credit Risk

We are subject to credit risk in connection with our loan sales activities. Our loan sales are generally made with contractual representations and warranties, which, if breached, can require us to repurchase the mortgage loan or reimburse the investor for any losses incurred because of that breach. These breaches are generally evidenced when the borrower defaults on a loan. The amount of our liability for losses due to representations and warranties to the loans’ investors is not limited. However, we believe that the current unpaid principal balance of loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties. We include a provision for potential losses due to recourse as part of our recognition of loan sales, based initially on our estimate of the fair value of such obligation. We review our loss experience relating to representations and warranties and adjust our liability estimate when necessary. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.

In the event of developments affecting the credit performance of loans we have sold subject to representations and warranties, such as a significant increase in unemployment or a significant deterioration in real estate values in markets where properties securing mortgage loans we purchase are located, defaults could increase and result in credit losses arising from claims under our representations and warranties, which could materially and adversely affect our business, financial condition and results of operations.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates affect both the fair value of, and interest income we earn from, our mortgage-related investments. This effect is most pronounced with fixed-rate mortgage assets. In general, rising interest rates negatively affect the fair value of our interest rate lock agreements and inventory of mortgage loans held for sale.

Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Presently our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement.

We engage in interest rate risk management activities in an effort to reduce the variability of income caused by changes in interest rates. To manage this price risk resulting from interest rate risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of our interest rate lock commitments and inventory of mortgage loans held for sale. We do not use derivative financial instruments for purposes other than in support of our risk management activities.

Prepayment Risk

To the extent that the actual prepayment rate on the mortgage loans underlying our MSRs differs from what we projected when we initially recognized the MSRs and when we measured fair value as of the end of each reporting period, the carrying value of our investment in MSRs will be affected. In general, an increase in prepayment expectations will accelerate the amortization of our MSRs accounted for using the amortization method and decrease our estimates of the fair value of both the MSRs accounted for using the amortization method and those accounted for using the fair value method, thereby reducing net servicing income.

Inflation Risk

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Furthermore, our consolidated financial statements are prepared in accordance with GAAP and any distributions that Private National Mortgage Acceptance Company, LLC may make to its members will be determined by us as the managing member of Private National Mortgage Acceptance Company, LLC based primarily on our taxable income and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

Market Value Risk

Our mortgage loans held for sale are reported at their estimated fair values. The fair value of these assets fluctuates primarily due to changes in interest rates.

The following sensitivity analyses are limited in that they were (i) performed at a particular point in time, (ii) only contemplate certain movements in interest rates, (iii) do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another, (iv) are subject to the accuracy of various models and assumptions used, including prepayment forecasts and discount rates, and (v) do not incorporate other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the following estimates should not be viewed as an earnings forecast.

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of March 31, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$149,384	$143,244	$140,345	$134,863	$132,269	$127,351
Change in fair value:
$	$11,831	$5,690	$2,792	$(2,690)	$(5,284)	$(10,203)
%	8.60%	4.14%	2.03%	-1.96%	-3.84%	-7.42%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$149,477	$143,306	$140,380	$134,822	$132,180	$127,151
Change in fair value:
$	$11,923	$5,753	$2,827	$(2,732)	$(5,373)	$(10,402)
%	8.67%	4.18%	2.05%	-1.99%	-3.91%	-7.56%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$143,391	$140,472	$139,013	$136,094	$134,635	$131,716
Change in fair value:
$	$5,837	$2,919	$1,459	$(1,459)	$(2,919)	$(5,837)
%	4.24%	2.12%	1.06%	-1.06%	-2.12%	-4.24%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of March 31, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$7,600	$7,348	$7,228	$7,001	$6,892	$6,686
Change in fair value:
$	$488	$235	$116	$(112)	$(220)	$(426)
%	6.85%	3.31%	1.63%	-1.57%	-3.09%	-5.99%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$8,113	$7,585	$7,342	$6,895	$6,688	$6,305
Change in fair value:
$	$1,000	$472	$230	$(218)	$(425)	$(808)
%	14.06%	6.64%	3.23%	-3.06%	-5.97%	-11.35%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$7,407	$7,260	$7,186	$7,039	$6,965	$6,818
Change in fair value:
$	$295	$147	$74	$(74)	$(147)	$(295)
%	4.14%	2.07%	1.04%	-1.04%	-2.07%	-4.14%

The following tables summarize the estimated change in fair value of purchased MSRs backed by distressed mortgage loans accounted for using the fair value method as of March 31, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$12,781	$12,114	$11,805	$11,227	$10,957	$10,452
Change in fair value:
$	$1,272	$605	$296	$(282)	$(552)	$(1,057)
%	11.05%	5.26%	2.57%	-2.45%	-4.79%	-9.18%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$12,639	$12,058	$11,780	$11,244	$10,990	$10,515
Change in fair value:
$	$1,130	$549	$271	$(265)	$(519)	$(994)
%	9.82%	4.77%	2.36%	-2.30%	-4.51%	-8.64%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$12,607	$12,058	$11,784	$11,235	$10,960	$10,411
Change in fair value:
$	$1,098	$549	$274	$(274)	$(549)	$(1,098)
%	9.54%	4.77%	2.38%	-2.38%	-4.77%	-9.54%

Factors That May Affect Our Future Results

This Report contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Examples of forward-looking statements include the following:

•      Projections of our revenues, income, earnings per share, capital structure or other financial items;

•      Descriptions of our plans or objectives for future operations, products or services;

•      Forecasts of our future economic performance, interest rates, profit margins and our share of future markets; and

•      Descriptions of assumptions underlying or relating to any of the foregoing expectations regarding the timing of generating any revenues.

Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item IA. of Part II hereof and the section entitled “Risk Factors” in our final prospectus filed pursuant to Rule 424(b)(4) on May 8, 2013 with the SEC in connection with our initial public offering.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•      The continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

•      Lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

•      The creation of the Consumer Financial Protection Bureau, or CFPB, its recently issued and future rules and the enforcement thereof by the CFPB;

•      Changes in existing U.S. government-sponsored entities, their current roles or their guarantees or guidelines;

•      Changes to government mortgage modification programs;

•      The licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

•      Foreclosure delays and changes in foreclosure practices;

•      Certain banking regulations that may limit our business activities;

•      Changes in macroeconomic and U.S. residential real estate market conditions;

•      Difficulties inherent in growing loan production volume;

•      Changes in prevailing interest rates;

•      Increases in loan delinquencies and defaults;

•      Our reliance on PMT as a significant source of financing for, and revenue related to, our correspondent lending business;

•      Any required additional capital and liquidity to support business growth that may not be available on acceptable terms, if at all;

•      Our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

•      Our obligation to indemnify PMT and the Investment Funds if our services fail to meet certain criteria or characteristics or under other circumstances;

•      Decreases in the historical returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

•      The extensive amount of regulation applicable to our investment management segment;

•      Conflicts of interest in allocating our services and investment opportunities among ourselves and our Advised Entities;

•      The potential damage to our reputation and adverse impact to our business resulting from the ongoing negative publicity focused on Countrywide Financial Corporation, given the former association of certain of our officers with that entity; and

•      Our recent rapid growth.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 54 to 57 of this Report is incorporated herein by reference.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2013, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of March 31, 2013, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in the final prospectus of PennyMac Financial Services, Inc. dated May 8, 2013 included as part of it Registration Statement on Form S-1, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2013, the SEC declared effective PFSI’s Registration Statement on Form S-1, as amended (File No. 333-186495) (the “Registration Statement”), relating to its underwritten initial public offering of up to 12,777,777 shares of Class A Common Stock, par value $0.0001 per share, including up to 1,666,666 shares issuable pursuant to an overallotment option granted to the underwriters.

In connection with the initial public offering, PFSI and PennyMac consummated a recapitalization (“Recapitalization”), pursuant to which PennyMac and its existing unitholders entered into that certain Fourth Amended and Restated Limited Liability Company Agreement, dated May 8, 2013.  As a result of the Recapitalization, PFSI became the sole managing member of PennyMac and the capital structure of PennyMac was modified by converting all existing classes of units into new Class A units.  The allocation of Class A units among PennyMac’s existing owners was determined pursuant to the distribution provisions of its former limited liability company agreement based upon the liquidation value of PennyMac, assuming it was liquidated at the time of the initial public offering of Class A Common Stock with a value implied by the initial public offering price of the shares of Class A Common Stock sold in PFSI’s initial public offering.

The initial public offering of PFSI Class A Common Stock commenced as of May 8, 2013 after the Registration statement was declared effective, and did not terminate before all of the securities registered pursuant to the Registration Statement were sold.  On May 14, 2013, PFSI completed the initial public offering of all such shares at a price to the public of $18.00 per share, resulting in net proceeds to PFSI of approximately $215.6 million after deducting underwriting discounts and commissions to be approximately $14.4 million.  The syndicate of underwriters was led by Citigroup Global Markets, Inc., BofA Merrill Lynch, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., acting as joint book-running managers for the offering. Barclays Capital Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, and Wells Fargo Securities, LLC acted as co-managers.  No payments were made by PFSI to directors, officers, general partners of PFSI or their associates, to persons owning ten percent or more of its Class A Common Stock, or to affiliates of PFSI.

Upon the completion of the initial public offering and as contemplated in the Registration Statement, PSFI used the net proceeds from the offering to purchase 12,777,777 million newly issued Class A units of PennyMac at a price per Class A unit of $16.875. There has been no material change in the planned use by PennyMac of these proceeds as described in PFSI’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number		Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of PennyMac Financial Services, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 14, 2013).

3.2		Amended and Restated Bylaws of PennyMac Financial Services, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 14, 2013).
4.1		Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 4 to Form S-1 Registration Statement as filed with the SEC on April 29, 2013).
10.1

Fourth Amended and Restated Limited Liability Company Agreement of Private National Mortgage Acceptance Company, LLC, dated as of May 8, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 14, 2013).

10.2

Exchange Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and Private National Mortgage Acceptance Company, LLC and the Company Unitholders (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 14, 2013).

10.3

Tax Receivable Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. Private National Mortgage Acceptance Company, LLC and each of the Members (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 14, 2013).

10.4

Registration Rights Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and the Holders (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 14, 2013).

10.5

Stockholder Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and BlackRock Mortgage Ventures, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 14, 2013).

10.6

Stockholder Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and HC Partners LLC (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 14, 2013).

10.7	†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 14, 2013).
10.8	†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 16, 2013).

10.9	†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on June 17, 2013).

10.10	†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Other Eligible Participants (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on June 17, 2013).

10.11	†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on June 17, 2013).

10.12	†

Form of PennyMac Financial Services, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Amendment No. 2 to Form S-1 Registration Statement as filed with the SEC on April 5, 2013).

10.13	†

Employment Agreement, dated as of April 20, 2013, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Financial Services, Inc. and Stanford L. Kurland (incorporated by reference to Exhibit 10.34 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.14	†

Employment Agreement, dated as of April 20, 2013, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Financial Services, Inc. and David A. Spector (incorporated by reference to Exhibit 10.35 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.15

Mortgage Banking and Warehouse Services Agreement, effective as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.16

Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.31 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.17

Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.10 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.18

Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

Exhibit Number	Exhibit Description
10.19

MSR Recapture Agreement, effective as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.20

Amended and Restated Management Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.21

Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.22

Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P., dated as of February 1, 2013 (incorporated by reference to Exhibit 10.26 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.23

Confidentiality Agreement, by and between PennyMac Mortgage Investment Trust and PNMAC Capital Management, LLC, dated as of February 6, 2013 (incorporated by reference to Exhibit 10.28 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.24

Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, by and between PennyMac Mortgage Investment Trust and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.29 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.25

Amended and Restated Flow Servicing Agreement, by and between PNMAC Mortgage Co., LLC and PennyMac Loan Services, LLC, dated August 1, 2010 (incorporated by reference to Exhibit 10.14 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.26

Second Amended and Restated Flow Servicing Agreement, dated as of August 1, 2008, as amended effective as of January 1, 2012, by and between PNMAC Mortgage Opportunity Fund Investors, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.27

Amended and Restated Flow Servicing Agreement, dated as of August 1, 2010, by and between PNMAC Mortgage Opportunity Fund, LP and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.28

Investment Management Agreement, as amended and restated May 26, 2011, by and between PNMAC Mortgage Opportunity Fund, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.16 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.29

Investment Management Agreement, dated as of August 1, 2008, between PNMAC Mortgage Opportunity Fund Investors, LLC and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.17 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.30

Master Repurchase Agreement, dated as of March 17, 2011, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.18 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.31

Amendment No. 1 to Master Repurchase Agreement, dated as of July 21, 2011, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.32

Amendment No. 2 to Master Repurchase Agreement, dated as of March 23, 2012, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.33

Amendment No. 3 to Master Repurchase Agreement, dated as of August 28, 2012, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

Exhibit Number		Exhibit Description
10.34

Amendment No. 4 to Master Repurchase Agreement, dated as of January 3, 2013, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.35

Amendment No. 5 to Master Repurchase Agreement, dated as of March 28, 2013, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.36

Master Repurchase Agreement, dated as of June 26, 2012, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.20 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.37

Amendment Number One to the Master Repurchase Agreement, dated as of December 31, 2012, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.21 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.38

Second Amended and Restated Loan and Security Agreement, dated as of March 27, 2012, between Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.39

Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of December 12, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.40

Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of March 22, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.41

Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant’s Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

31.1		Certification of Stanford L. Kurland pursuant to Rule 13a — 14(a)/15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Anne D. McCallion pursuant to Rule 13a — 14(a)/15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Stanford L. Kurland pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Anne D. McCallion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the quarters ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Members’ Equity for the quarters ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.**

*                                         The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

**                                  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.

†                                         Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: June 21, 2013	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: June 21, 2013	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer