Form 10-Q
period 2013-06-30
PENNYMAC FINANCIAL SERVICES, INC.
filed 2013-08-14
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2013
Class A Common Stock, $0.0001 par value	18,887,777
Class B Common Stock, $0.0001 par value	61

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2013	2012
	(in thousands)
ASSETS
Cash	$38,468	$12,323
Short-term investments at fair value	156,148	53,164
Mortgage loans held for sale at fair value (includes $646,944 and $438,850 pledged to secure mortgage loans sold under agreements to repurchase)	656,341	448,384
Real estate acquired in settlement of loans	309	—
Servicing advances (includes $6,807 and $7,430 pledged to secure note payable)	94,791	93,152
Receivable from Investment Funds	2,987	3,672
Receivable from PennyMac Mortgage Investment Trust	16,725	16,691
Derivative assets	37,177	27,290
Carried Interest due from Investment Funds	55,322	47,723
Investment in PennyMac Mortgage Investment Trust at fair value	1,579	1,897
Mortgage servicing rights at fair value (includes $10,978 and $12,370 pledged to secure note payable)	23,070	19,798
Mortgage servicing rights at lower of amortized cost or fair value (includes $169,815 and $88,587 pledged to secure note payable)	176,668	89,177
Furniture, fixtures, equipment and building improvements, net	8,037	5,065
Capitalized software, net	946	795
Other	12,212	13,032
Total assets	$1,280,780	$832,163
LIABILITIES
Mortgage loans sold under agreements to repurchase	$500,427	$393,534
Note payable	47,209	53,013
Payable to Investment Funds	36,328	36,795
Derivative liabilities	27,445	509
Accounts payable and accrued expenses	54,313	36,279
Payable to PennyMac Mortgage Investment Trust	52,729	46,779
Liability for losses under representations and warranties	6,185	3,504
Total liabilities	724,636	570,413

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A Common Stock, par value $0.0001 per share, 200,000,000 shares authorized, 12,777,777 issued and outstanding	$1	$—
Class B Common Stock, par value $0.0001 per share, 1,000 shares authorized, 61 issued and outstanding	—	—
Additional paid-in capital	90,159	—
Retained earnings	2,793	—
Total PennyMac Financial Services, Inc. stockholders’ equity	92,953	—
Members’ equity related to Private National Mortgage Acceptance Company, LLC	—	261,750
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	463,191	—
Total equity	556,144	261,750
Total liabilities and stockholders’ equity	$1,280,780	$832,163

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except share data)
Revenue
Net gains on mortgage loans held for sale at fair value	$42,654	$14,790	$82,611	$28,727
Loan origination fees	6,312	2,452	11,980	2,687
Fulfillment fees from PennyMac Mortgage Investment Trust	22,054	7,715	50,298	13,839
Net servicing income:
Loan servicing fees
From non-affiliates	11,744	3,696	20,801	6,622
From PennyMac Mortgage Investment Trust	8,787	4,438	16,513	8,563
From Investment Funds	2,100	3,023	4,247	6,646
Mortgage servicing rebate to Investment Funds	(34)	(249)	(173)	(495)
Ancillary and other fees	2,662	1,118	4,923	2,508
	25,259	12,026	46,311	23,844
Amortization, impairment and change in estimated fair value of mortgage servicing rights	(3,190)	(4,368)	(8,200)	(4,610)
Net servicing income	22,069	7,658	38,111	19,234
Management fees:
From PennyMac Mortgage Investment Trust	8,455	2,488	14,947	4,292
From Investment Funds	1,974	2,368	3,888	4,757
	10,429	4,856	18,835	9,049
Carried Interest from Investment Funds	2,862	2,110	7,599	3,899
Interest	4,474	2,146	6,217	2,577
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(320)	121	(233)	316
Other	243	721	1,057	1,191
Total net revenue	110,777	42,569	216,475	81,519
Expenses
Compensation	42,339	26,492	78,020	45,900
Interest	4,200	1,122	7,530	2,184
Professional services	2,783	1,007	5,070	2,251
Loan origination	2,516	567	5,023	738
Servicing	1,609	461	3,141	1,439
Technology	2,030	1,122	3,616	2,104
Occupancy	596	301	1,087	684
Other	4,475	1,019	7,466	1,179
Total expenses	60,548	32,091	110,953	56,479
Income before provision for income taxes	50,229	10,478	105,522	25,040
Provision for income taxes	2,038	—	2,038	—
Net income	48,191	$10,478	103,484	$25,040
Less: Net income attributable to noncontrolling interest	45,398		100,691
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$2,793		$2,793

Earnings per common share
Basic	$0.22		$0.22
Diluted	$0.22		$0.22
Weighted-average common shares outstanding
Basic	12,778		12,778
Diluted	77,163		77,163

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	PennyMac Financial Services, Inc. Stockholders							Noncontrolling interest in Private National
	Number of Shares		Common stock		Additional	Retained	Members’	Mortgage Acceptance
	Class A	Class B	Class A	Class B	paid-in capital	earnings	equity	Company, LLC	Total equity
	(in thousands)

Balance at December 31, 2011	—	—	$—	$—	$—	$—	$123,915	$—	$123,915
Capital:
Contributions	—	—	—	—	—	—	15,058	—	15,058
Distributions	—	—	—	—	—	—	(5,834)	—	(5,834)
Unit-based compensation expense	—	—	—	—	—	—	9,050	—	9,050
Net income	—	—	—	—	—	—	25,040	—	25,040
Balance at June 30, 2012	—	—	$—	$—	$—	$—	$167,229	$—	$167,229

Balance at December 31, 2012	—	—	$—	$—	$—	$—	$261,750	$—	$261,750
Capital:
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(19,623)	—	(19,623)
Unit-based compensation expense	—	—	—	—	—	—	238	—	238
Partner capital issuance costs	—	—	—	—	—	—	(3,745)	—	(3,745)
Net income	—	—	—	—	—	—	76,834	—	76,834
Exchange of existing partner units to Class A units of Private National Mortgage Acceptance Company, LLC	—	—	—	—	—	—	(315,454)	315,454	—
Balance post-reorganization	—	—	—	—	—	—	—	315,454	315,454
Issuance of common shares in initial public offering, net of issuance costs	12,778	—	1	—	229,999	—	—	—	230,000
Underwriting and offering costs	—	—	—	—	(13,225)	—	—	—	(13,225)
Initial recognition of noncontrolling interest	—	—	—	—	(127,160)	—	—	127,160	—
Stock-based compensation	—	—	—	—	545	—	—	—	545
Unit-based compensation expense	—	—	—	—	—	—	—	115	115
Distributions	—	—	—	—	—	—	—	(3,395)	(3,395)
Net income	—	—	—	—	—	2,793	—	23,857	26,650
Balance at June 30, 2013	12,778	—	$1	$—	$90,159	$2,793	$—	$463,191	$556,144

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2013	2012
	(in thousands)
Cash flow from operating activities:
Net income	$103,484	$25,040
Adjustments to reconcile net income to net cash used in operating activities:
Net gain on mortgage loans held for sale at fair value	(82,611)	(28,727)
Accrual of servicing rebate to Investment Funds	173	495
Amortization, impairment and change in fair value of mortgage servicing rights	8,200	4,610
Carried Interest from Investment Funds	(7,599)	(3,899)
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	318	(233)
Stock and unit-based compensation expense	898	9,050
Amortization of debt issuance costs and commitment fees relating to financing facilities	2,346	693
Depreciation and amortization	317	254
Purchase of mortgage loans held for sale from PennyMac Investment Trust	(8,282,163)	(2,458,242)
Originations of mortgage loans held for sale	(612,966)	(155,498)
Sale and principal payments of mortgage loans held for sale	8,695,704	2,458,405
Increase in servicing advances	(1,638)	(9,268)
Increase in prepaid expenses	(5,163)	(1,474)
Repurchase of real estate acquired in settlement of loans subject to representations and warranties	(309)	—
Decrease in receivable from Investment Funds	512	3,125
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	999	(10,502)
(Increase) decrease in other assets	(147)	817
Increase in accounts payable and accrued expenses	15,987	4,321
Increase in income taxes payable	2,031	—
(Decrease) increase in payable to Investment Funds	(467)	4,258
Increase in payable to PennyMac Mortgage Investment Trust	5,450	14,127
Net cash used in operating activities	(156,644)	(142,648)

Cash flow from investing activities:
Net increase in short-term investment	(102,984)	(1,956)
Purchase of furniture, fixtures, equipment and building improvements	(3,735)	(1,488)
Acquisition of capitalized software	(342)	(321)
Purchase of mortgage servicing rights	(4,009)	—
Decrease (increase) in margin deposits and restricted cash	2,759	(4,330)
Net cash used in investing activities	(108,311)	(8,095)

Cash flow from financing activities:
Sale of loans under agreements to repurchase	8,127,574	2,393,570
Repurchase of loans sold under agreements to repurchase	(8,020,681)	(2,250,724)
Decrease in note payable	(5,804)	(485)
Issuance of common stock	230,000	—
Payment of common stock underwriting and offering costs	(13,225)	—
Payment by noncontrolling interest of common stock issuance costs	(3,745)	—
Noncontrolling interest repayments of partners’ capital contributions	—	(77)
Noncontrolling interest collection of subscriptions receivable	—	15,058
Noncontrolling interest distributions	(23,019)	(5,757)
Net cash provided by financing activities	291,100	151,585
Net increase in cash	26,145	842
Cash at beginning of period	12,323	16,465
Cash at end of period	$38,468	$17,307

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization and Basis of Presentation

PennyMac Financial Services, Inc. (“PFSI” or the “Company”) was formed as a Delaware corporation on December 31, 2012. Pursuant to a reorganization, the Company became a holding corporation and its sole asset is an equity interest in Private National Mortgage Acceptance Company, LLC (“PennyMac”). The Company is the managing member of PennyMac and operates and controls all of the businesses and affairs of PennyMac subject to the consent rights of other members under certain circumstances and, through PennyMac and its subsidiaries, continues to conduct the business previously conducted by these subsidiaries.

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage lending (including correspondent lending and retail lending) and loan servicing. The investment management activities and a portion of the loan servicing activities are conducted on behalf of investment vehicles that invest in residential mortgage loans and related assets. PennyMac’s primary wholly-owned subsidiaries are:

•                  PNMAC Capital Management, LLC (“PCM”) — a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisers Act of 1940, as amended. PCM enters into investment management agreements with entities that invest in residential mortgage loans and related assets.

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

•                  PennyMac Loan Services, LLC (“PLS”) — a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of third parties or entities managed by the Company, originates new prime credit quality residential mortgage loans, and generally engages in mortgage banking activities for its own account and the account of PMT.

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development (“HUD”) and a lender/servicer with the Veterans Administration (“VA”) (each an “Agency” and collectively the “Agencies “).

•                  PNMAC Opportunity Fund Associates, LLC (“PMOFA”) — a Delaware limited liability company and the general partner of the Master Fund. PMOFA is entitled to incentive fees representing allocations of profits (the “Carried Interest”) from the Master Fund.

Initial Public Offering and Recapitalization

On May 14, 2013, PFSI completed an initial public offering (“IPO”) in which it sold approximately 12.8 million shares of its Class A common stock, at a public offering price of $18.00 per share. PFSI received net proceeds of $216.8 million, after deducting net underwriting discounts and commissions, from sales of its shares in the IPO. PFSI used these net proceeds to purchase approximately 12.8 million Class A Units of PennyMac. PFSI operates and controls all of the business and affairs and consolidates the financial results of PennyMac and its subsidiaries.  The purchase of 12.8 million Class A Units of PennyMac has been accounted for as a transfer of interests under common control. Accordingly, the accompanying consolidated financial statements reflect a reclassification of members’ equity to noncontrolling interests in the Company of $315.5 million. This amount represents the carrying value in the Company of the existing owners of PennyMac that has been purchased for the Class A Units of PennyMac.

After the completion of the reorganization transactions, PennyMac is a consolidated subsidiary of the Company. PennyMac is considered the predecessor of the Company for accounting purposes, and accordingly, PennyMac’s consolidated financial statements are the Company’s historical financial statements. The historical consolidated financial statements of PennyMac are reflected herein based on the historical ownership interests of the existing owners of PennyMac.

Before the IPO, PennyMac completed a recapitalization by amending its limited liability company agreement to convert all classes of ownership interests held by its existing owners to a single class of common units. The conversion of existing interests was based on the various interests’ liquidation priorities as specified in PennyMac’s prior limited liability company agreement. In connection with that recapitalization, PFSI became the sole managing member of PennyMac.

As part of the IPO, PFSI entered into a tax receivable agreement with PennyMac’s existing owners whereby PFSI will pay to such owners 85% of the tax benefits, if any, that PFSI is deemed to realize under certain circumstances as a result of (i) increases in tax basis resulting from exchanges of the then-existing unitholders and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees charged to these entities (comprised of management fees, loan servicing fees and loan servicing rebates, Carried Interest income and fulfillment fees from PMT) totaled 42% and 53% of total revenues for the quarters ended June 30, 2013 and 2012, respectively, and 45% and 52% for the six month periods ended June 30, 2013 and 2012, respectively.

Note 3—Significant Accounting Policies

The Company’s updated accounting policies are summarized below.

Stock-Based Compensation

The Company’s 2013 Equity Incentive Plan provides for awards of nonstatutory and incentive stock options (“Stock Options”), time-based restricted stock units, performance-based restricted stock units, stock appreciation rights, performance units and stock grants. The Company estimates the value of the Stock Options, time-based restricted stock units and performance-based restricted stock units awarded with reference to the value of its underlying common stock on the date of the award. Compensation costs are fixed, except for performance-based restricted stock units, at the estimated fair value as of the award date as all grantees are employees and directors of the Company or PennyMac. The Company amortizes the fair value of previously granted stock-based awards to compensation expense over the vesting period using the graded vesting method. Expense relating to awards is included in Compensation in the consolidated statements of income.

Income Taxes

The Company is subject to federal and state income taxes.  Income taxes are provided using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred taxes of a change in tax rates is recognized as income in the period in which the change occurs.  Subject to management’s judgment, a valuation allowance is established if it is not more likely than not that the deferred tax asset will be realized.

The Company recognizes tax benefits relating to its tax positions only if, in the opinion of management, it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this standard is recognized as the largest amount that is greater than 50% likely to be realized upon ultimate settlement with the appropriate taxing authority.  The Company will classify any penalties and interest as a component of provision for income taxes.

Note 4—Transactions with Affiliates

PennyMac Mortgage Investment Trust

Management Fees

Before February 1, 2013, under a management agreement, PennyMac received from PMT a base management fee. The base management fee was calculated at 1.5% per year of PMT’s shareholders’ equity. The management agreement also provided for a performance incentive fee, which was calculated at 20% per year of the amount by which PMT’s “core earnings,” on a rolling four-quarter basis and before the incentive fee, exceeded an 8% “hurdle rate” as defined in the management agreement. PennyMac did not earn a performance incentive fee before February 1, 2013.

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

Following is a summary of the base management and performance incentive fees earned from PMT for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Base management fee	$4,575	$2,488	$8,940	$4,292
Performance incentive fee	3,880	—	6,007	—
	$8,455	$2,488	$14,947	$4,292

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

•                  Servicing fee rates for nonperforming loans ranged between 50 and 100 basis points per year on the unpaid principal balance of the mortgage loans serviced on PMT’s behalf. PennyMac was also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event PennyMac either effected a refinancing of a loan on PMT’s behalf and not through a third party lender and the resulting loan was readily saleable, or originated a loan to facilitate the disposition of real estate that PMT had acquired in settlement of a loan, PennyMac was entitled to receive from PMT market-based fees and compensation.

•                  For mortgage loans serviced by PMT as a result of acquisitions and sales with servicing rights retained in connection with PMT’s correspondent lending business, PennyMac was entitled to base subservicing fees and other customary market-based fees and charges as described above.

Effective February 1, 2013, the servicing agreement was amended to provide for servicing fees payable to the Company that changed from being based on a percentage of the loan’s unpaid principal balance to fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to loans it services for PMT.

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

Following is a summary of mortgage loan servicing fees earned for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Loan servicing fees:
Base	$6,150	$3,110	$11,866	$6,138
Activity-based	2,637	1,328	4,647	2,425
	$8,787	$4,438	$16,513	$8,563

The term of the servicing agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

Correspondent Lending

Before February 1, 2013, PMT paid PennyMac a fulfillment fee of 50 basis points of the unpaid principal balance of mortgage loans sold to non-affiliates where PMT is approved or licensed to sell to such non-affiliate. Effective February 1, 2013, the mortgage banking and warehouse services agreement provides for a fulfillment fee paid to the Company based on the type of mortgage loan that PMT acquires. The fulfillment fee is equal to a percentage of the unpaid principal balance of mortgage loans purchased by PMT, with the addition of potential fee rate discounts applicable to PMT’s monthly purchase volume in excess of designated thresholds. The Company has also agreed to provide such services exclusively for PMT’s benefit, and the Company and its affiliates are prohibited from providing such services for any other third party.

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

In the event that PMT purchases mortgage loans with an unpaid principal balance in any month totaling more than $2.5 billion and less than $5 billion, the Company has agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of unpaid principal balance in excess of $2.5 billion and (iii) the percentage of the total unpaid principal balance relating to mortgage loans for which the Company collected fulfillment fees in such month. In the event PMT purchases mortgage loans with an total unpaid principal balance in any month greater than $5 billion, the Company has agreed to further discount the amount of fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.05%, (ii) the amount of unpaid principal balance in excess of $5 billion and (iii) the percentage of the total unpaid principal balance relating to mortgage loans for which the Company collected fulfillment fees in such month.

PMT does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking and warehouse services agreement, the Company currently purchases loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind to PMT at its cost less fees collected by PMT from the seller, plus accrued interest and a sourcing fee of three basis points.

In consideration for the mortgage banking services provided by the Company with respect to PMT’s acquisition of mortgage loans under PLS’s early purchase program, the Company is entitled to fees (i) accruing at a rate equal to $25,000 per year per early purchase facility administered by the Company, and (ii) in the amount of $50 for each mortgage loan PMT acquires. In consideration for the warehouse services provided by the Company with respect to mortgage loans that PMT finances for its warehouse lending clients, with respect to each facility, the Company is entitled to fees (i) accruing at a rate equal to $25,000 per year, and (ii) in the amount of $50 for each mortgage loan that PMT finances thereunder. Where PMT has entered into both an early purchase agreement and a warehouse lending agreement with the same client, the Company shall only be entitled to one $25,000 per year fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per loan fee.

The term of the mortgage banking and warehouse services agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of correspondent lending activity between the Company and PMT for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Sourcing fees paid	$1,349	$461	$2,359	$701
Fulfillment fee revenue	$22,054	$7,715	$50,298	$13,839
Unpaid principal balance of loans fulfilled for PMT	$4,323,885	$1,537,636	$9,110,711	$2,336,843
Fair value of loans purchased from PMT	$4,733,767	$1,620,123	$8,282,163	$2,458,243

Investment Activities

Pursuant to the terms of a mortgage servicing rights (“MSR”) recapture agreement, effective February 1, 2013, if the Company refinances through its retail lending business loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey to one of PMT’s wholly-owned subsidiaries, without cost to PMT, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have a total unpaid principal balance that is not less than 30% of the total unpaid principal balance of all the loans so originated. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods. The Company recorded MSR recapture totaling $366,000 for the quarter and six months ended June 30, 2013 as a component of gain on mortgage loans held for sale.

Pursuant to the terms of a spread acquisition and MSR servicing agreement, PMT may acquire from the Company the rights to receive certain excess servicing spread arising from MSRs acquired by the Company, in which case the Company generally would be required to service or subservice the related mortgage loans. The terms of each transaction under the spread acquisition and MSR servicing agreement will be subject to the terms of such agreement as modified and supplemented by the terms of a confirmation executed in connection with such transaction. The Company made no transfers to PMT under the spread acquisition and MSR servicing agreement during the quarter and six months ended June 30, 2013.

Other Transactions

In connection with the IPO of PMT’s common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse the Company for the $2.9 million payment that it made to the underwriters in such offering (the “Conditional Reimbursement”) if PMT satisfied certain performance measures over a specified period of time. Effective February 1, 2013, PMT amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company received payments from PMT totaling $422,000 during the quarter and six months ended June 30, 2013.

In the event the termination fee is payable to the Company under the management agreement and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Reimbursement of expenses incurred on PMT’s behalf	$585	$2,055	$1,834	$3,261
Reimbursement of common overhead incurred by PCM and its affiliates	3,201	882	5,807	1,268
	$3,786	$2,937	$7,641	$4,529

Payments and settlements during the period (1)	$32,616	$11,014	$65,290	$16,859

(1)         Payments and settlements include payments for management fees and correspondent lending activities itemized in the preceding table and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from PMT are summarized below as of the dates presented:

	June 30, 2013	December 31, 2012
	(in thousands)
Management fees	$8,455	$4,473
Servicing fees	4,319	3,670
Underwriting fees	2,519	2,941
Allocated expenses	1,432	1,132
Loan purchases	—	4,475
	$16,725	$16,691

The Company also holds an investment in PMT in the form of 75,000 common shares of beneficial interest as of June 30, 2013 and December 31, 2012. The shares had fair values of $1,579,000 and $1,897,000 as of June 30, 2013 and December 31, 2012, respectively.

Investment Funds

Amounts due from the Investment Funds are summarized below for the dates presented:

	June 30, 2013	December 31, 2012
	(in thousands)
Receivable from Investment Funds:
Loan servicing fees	$672	$1,052
Loan servicing rebate	239	(239)
Management fees	1,961	2,164
Expense reimbursements	115	695
	$2,987	$3,672
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$34,447	$29,785
PNMAC Mortgage Opportunity Fund Investors, LLC	20,875	17,938
	$55,322	$47,723

Amounts due to the Investment Funds totaling $36,328,000 and $36,795,000 represent amounts advanced by the Investment Funds to fund servicing advances made by the Company as of June 30, 2013 and December 31, 2012, respectively.

Note 5—Earnings Per Common Share

Basic earnings per common share is determined using net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is determined by dividing net income attributable to common stockholders by the weighted-average of common shares outstanding, assuming all potentially dilutive common shares were issued. For periods in which the Company records a loss, potentially dilutive common shares are excluded from the diluted loss per common share calculation as their effect on loss per common share is anti-dilutive.

The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units and the exchangeable PennyMac Class A units. The diluted earnings per share calculation assumes the exchange of these PennyMac Class A partnership units on an as if converted basis. Accordingly, the numerator is also adjusted to include the earnings allocated to the partnership unitholders after taking into account the tax effect of such exchange.

The following table summarizes the basic and diluted earnings per share calculations:

Quarter ended June 30, 2013
(in thousands, except per share amounts)
Basic earnings per common share:
Net income attributable to common stockholders	$2,793
Weighted-average shares outstanding	12,778
Basic earnings per share	$0.22

Diluted earnings per common share:
Net income	$2,793
Effect of net income attributable to noncontrolling interest, net of tax	13,813
Diluted net income attributable to common stockholders	$16,606
Weighted-average common stock outstanding	12,778
Dilutive potential exchangeable PennyMac Class A common units to common shares	64,380
Dilutive potential common stock issuable under stock-based compensation plans	5
Diluted weighted-average common shares outstanding	77,163
Diluted earnings per share	$0.22

Note 6—Loan Sales and Servicing Activities

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

The following table summarizes cash flows between the Company and transferees upon sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans (primarily the obligation to service the loans on behalf of the loans’ owners or owners’ agents):

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cash flows:
Proceeds from sales	$4,634,607	$1,645,277	$8,695,704	$2,458,405
Servicing fees received	$12,402	$2,541	$21,701	$4,387
Net servicing advances	$78	$574	$(3,658)	$1,182
Quarter-end information:
Unpaid principal balance of loans outstanding at period-end	$16,408,013	$2,957,747	$16,408,013	$2,957,747
Loans delinquent 30-89 days	$204,998	$24,824	$204,998	$24,824
Loans delinquent 90 or more days or in foreclosure or bankruptcy	$63,049	$6,551	$63,049	$6,551

The Company’s mortgage servicing portfolio is summarized as follows:

	June 30, 2013
	Servicing rights owned	Subservicing	Total loans serviced
	(in thousands)
Affiliated entities	$—	$24,974,284	$24,974,284
Agencies	17,622,302	—	17,622,302
Private investors	1,155,301	—	1,155,301
Mortgage loans held for sale	653,789	—	653,789
	$19,431,392	$24,974,284	$44,405,676
Amount subserviced for the Company	$41,971	$827,344	$869,315
Delinquent mortgage loans:
30 days	$246,910	$235,072	$481,982
60 days	72,849	123,783	196,632
90 days or more	158,577	1,129,945	1,288,522
	478,336	1,488,800	1,967,136
Loans pending foreclosure	65,881	1,256,520	1,322,401
	$544,217	$2,745,320	$3,289,537
Custodial funds managed by the Company (1)	$302,786	$312,930	$615,716

	December 31, 2012
	Servicing rights owned	Subservicing	Total loans serviced
	(in thousands)
Affiliated entities	$—	$16,552,939	$16,552,939
Agencies	9,860,284	—	9,860,284
Private investors	1,321,584	—	1,321,584
Mortgage loans held for sale	417,742	—	417,742
	$11,599,610	$16,552,939	$28,152,549
Amount subserviced for the Company	$45,562	$375,818	$421,380
Delinquent mortgage loans:
30 days	$191,884	$187,653	$379,537
60 days	60,886	122,564	183,450
90 days or more	112,847	851,851	964,698
	365,617	1,162,068	1,527,685
Loans pending foreclosure	75,329	1,290,687	1,366,016
	$440,946	$2,452,755	$2,893,701
Custodial funds managed by the Company (1)	$263,562	$150,080	$413,642

(1)         Borrower and investor custodial cash accounts relate to loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the loans’ investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by the total unpaid principal balance:

State	June 30, 2013	December 31, 2012
	(in thousands)
California	$16,410,235	$10,696,508
Virginia	2,323,804	*
Texas	2,285,834	1,223,382
Florida	2,003,649	1,385,286
Colorado	1,895,865	1,299,295
Washington	*	1,143,849
All other states	19,486,289	12,404,229
	$44,405,676	$28,152,549

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

Note 7—Netting of Financial Instruments

The Company uses derivative instruments to manage exposure to interest rate risk for the commitments it makes to purchase or originate mortgage loans at specified interest rates (interest rate lock commitments or “IRLCs”), its inventory of mortgage loans held for sale and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value with changes in fair value recognized in current period income. The Company has elected to net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to an enforceable master netting arrangement. In the event of default, all counterparties are subject to legally enforceable master netting agreements. The derivatives that are not subject to a master netting arrangement are IRLCs.

As of June 30, 2013 and December 31, 2012, the Company was not party to reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following table.

Offsetting of Derivative Assets

	June 30, 2013			December 31, 2012
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$4,194	$—	$4,194	$967	$—	$967
MBS call options	1,935	—	1,935	—	—	—
Forward purchase contracts	5,550	—	5,550	1,645	—	1,645
Forward sale contracts	93,579	—	93,579	1,818	—	1,818
Netting	—	(77,236)	(77,236)	—	(1,091)	(1,091)
	105,258	(77,236)	28,022	4,430	(1,091)	3,339
Derivatives not subject to master netting arrangements - IRLCs	9,155	—	9,155	23,951	—	23,951
Total	$114,413	$(77,236)	$37,177	$28,381	$(1,091)	$27,290

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that does not meet the accounting guidance qualifying for setoff accounting.

	June 30, 2013				December 31, 2012
	Net amount	Gross amounts not offfset in the consolidated balance sheet			Net amount	Gross amounts not offset in the consolidated balance sheet
	of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount	of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$9,155	$—	$—	$9,155	$23,951	$—	$—	$23,951
Bank of America, N.A.	10,487	—	—	10,487	1,782	—	—	1,782
Barclays Capital	3,883	—	—	3,883	—	—	—	—
Citibank	4,636	—	—	4,636	522	—	—	522
Jefferies & Co.	3,060	—	—	3,060	—	—	—	—
Wells Fargo	1,671	—	—	1,671	18	—	—	18
Bank of NY Mellon	—	—	—	—	311	—	—	311
Other	4,285	—	—	4,285	706	—	—	706
Total	$37,177	$—	$—	$37,177	$27,290	$—	$—	$27,290

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The assets sold under agreements to repurchase do not qualify for setoff accounting.

	June 30, 2013			December 31, 2012
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivatives:
Subject to a master netting arrangement:
Forward purchase contracts	$23,306	$—	$23,306	$389	$—	$389
Forward sale contracts	9,227	—	9,227	1,894	—	1,894
Netting	—	(30,453)	(30,453)	—	(1,785)	(1,785)
	32,533	(30,453)	2,080	2,283	(1,785)	498
Derivatives not subject to a master netting arrangement - IRLCs	25,365	—	25,365	11	—	11
Total derivatives	57,898	(30,453)	27,445	2,294	(1,785)	509

Mortgage loans sold under agreements to repurchase	500,427	—	500,427	393,534	—	393,534
Total	$558,325	$(30,453)	$527,872	$395,828	$(1,785)	$394,043

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

	June 30, 2013				December 31, 2012
	Net amount of	Gross amounts not offset in the consolidated balance sheet			Net amount of	Gross amounts not offset in the consolidated balance sheet
	liabilities in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	liabilities in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$25,365	$—	$—	$25,365	$—	$—	$—	$—
Citibank, N.A.	93,657	(93,657)	—	—	121,200	(121,200)	—	—
Bank of America, N.A.	236,384	(236,384)	—	—	150,082	(150,082)	—	—
Credit Suisse First Boston Mortgage Capital LLC	170,386	(170,386)	—	—	122,443	(122,252)	—	191
Morgan Stanley Bank, N.A.	134	—	—	134	53	—	—	53
Bank of NY Mellon	1,491	—	—	1,491	—	—	—	—
Other	455	—	—	455	265	—	—	265
Total	$527,872	$(500,427)	$—	$27,445	$394,043	$(393,534)	$—	$509

Note 8—Fair Value

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

Management’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at mainly moderating the effects of changes in interest rates on the assets’ values. During the quarter ended March 31, 2013, a portion of the IRLCs, the fair value of which typically increases when prepayment speeds increase, were used to moderate the effect of changes in fair value of the servicing assets, which typically decreases as prepayment speeds increase.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investment	$156,148	$156,148	$—	$—
Mortgage loans held for sale at fair value	656,341	—	651,816	4,525
Investment in PMT	1,579	1,579	—	—
Mortgage servicing rights at fair value	23,070	—	—	23,070
Derivative assets:
Interest rate lock commitments	9,155	—	—	9,155
Forward purchase contracts	5,550	—	5,550	—
Forward sales contracts	93,579	—	93,579	—
MBS put options	4,194	—	4,194	—
MBS call options	1,935	—	1,935	—
Total derivative assets before netting	114,413	—	105,258	9,155
Netting (1)	(77,236)	—	—	—
Total derivative assets	37,177	—	105,258	9,155
	$874,315	$157,727	$757,074	$36,750
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$25,365	$—	$—	$25,365
Forward purchase contracts	23,306	—	23,306	—
Forward sales contracts	9,227	—	9,227	—
Total derivative liabilities before netting	57,898	—	32,533	25,365
Netting (1)	(30,453)	—	—	—
Total derivative liabilities	$27,445	$—	$32,533	$25,365

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

As shown above, certain of the Company’s mortgage loans held for sale, MSRs at fair value, and IRLCs are measured using Level 3 inputs. Following is a roll forward of these items for the quarters and six month periods ended June 30, 2013 and 2012 where Level 3 significant inputs were used on a recurring basis:

	Quarter ended June 30, 2013
	Mortgage loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)	Total
	(in thousands)
Balance, March 31, 2013	$4,487	$18,622	$25,437	$48,546
Repurchases	923	—	—	923
Repayments	(608)	—	—	(608)
Interest rate lock commitments issued, net	—	—	23,530	23,530
Purchases of MSR	—	4,008	—	4,008
Sales of MSR	—	(550)	—	(550)
Servicing received as proceeds from sales of mortgage loans	—	17	—	17
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	(277)	973	(20,983)	(20,287)
	(277)	973	(20,983)	(20,287)
Transfers to mortgage loans held for sale	—	—	(44,194)	(44,194)
Transfers of interest rate lock commitments (asset) liability to mortgage loans acquired for sale	—	—	—	—
Balance, June 30, 2013	$4,525	$23,070	$(16,210)	$11,385
Changes in fair value recognized during the period relating to assets still held at June 30, 2013	$(329)	$973	$(16,210)
Accumulated changes in fair value relating to assets still held at June 30, 2013	$(277)		$(16,210)

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Quarter ended June 30, 2012
	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Balance, March 31, 2012	$26,344	$8,088	$34,432
Interest rate lock commitments issued, net	—	34,338	34,338
Purchases of MSR	—	—	—
Servicing received as proceeds from sales of mortgage loans	62	—	62
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—
Other factors	(2,957)	49	(2,908)
	(2,957)	49	(2,908)
Transfers to mortgage loans held for sale	—	(29,765)	(29,765)
Transfers of interest rate lock commitments (asset) liability to mortgage loans acquired for sale	—	—	—
Balance, June 30, 2012	$23,449	$12,710	$36,159
Changes in fair value recognized during the period relating to assets still held at June 30, 2012	$(2,957)	$12,710
Accumulated changes in fair value relating to assets still held at June 30, 2012		$12,710

	Six months ended June 30, 2013
	Mortgage loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)	Total
	(in thousands)
Balance, December 31, 2012	$—	$19,798	$23,951	$43,749
Repurchases	5,529	—	—	5,529
Repayments	(622)	—	—	(622)
Interest rate lock commitments issued, net	—	—	57,179	57,179
Purchases of MSR	—	4,008	—	4,008
Sales of MSR	—	(550)	—	(550)
Servicing received as proceeds from sales of mortgage loans	—	20	—	20
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	(382)	(206)	(21,090)	(21,678)
	(382)	(206)	(21,090)	(21,678)
Transfers to mortgage loans held for sale	—	—	(76,250)	(76,250)
Transfers of interest rate lock commitments (asset) liability to mortgage loans acquired for sale	—	—	—	—
Balance, June 30, 2013	$4,525	$23,070	$(16,210)	$11,385
Changes in fair value recognized during the period relating to assets still held at June 30, 2013	$(443)	$(206)	$(16,210)
Accumulated changes in fair value relating to assets still held at June 30, 2013	$(382)		$(16,210)

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Six months ended June 30, 2012
	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Balance, December 31, 2011	$25,698	$7,905	$33,603
Interest rate lock commitments issued, net	—	48,782	48,782
Purchases of MSR	—	—	—
Servicing received as proceeds from sales of mortgage loans	742	—	742
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—
Other factors	(2,991)	57	(2,934)
	(2,991)	57	(2,934)
Transfers to mortgage loans held for sale	—	(44,034)	(44,034)
Transfers of interest rate lock commitments (asset) liability to mortgage loans acquired for sale	—	—	—
Balance, June 30, 2012	$23,449	$12,710	$36,159
Changes in fair value recognized during the period relating to assets still held at June 30, 2012	$(2,991)	$12,710
Accumulated changes in fair value relating to assets still held at June 30, 2012		$12,710

The information used in the preceding roll forwards represents activity for any financial statement items identified as using Level 3 significant inputs at either the beginning or the end of the periods presented. The Company had no transfers in or out among the levels.

Gains (losses) from changes in estimated fair values included in earnings for financial statement items carried at estimated fair value as a result of management’s election of the fair value option are summarized below:

	Quarter ended June 30, 2013			Quarter ended June 30, 2012
	Change in fair value of mortgage loans held for sale at fair value	Net servicing income	Total	Change in fair value of mortgage loans held for sale at fair value	Net servicing income	Total
	(in thousands)
Short-term investments	$—	$—	$—	$—	$—	$—
Mortgage loans held for sale at fair value	(7,791)	—	(7,791)	35,939	—	35,939
Mortgage servicing rights at fair value	—	973	973	—	(2,957)	(2,957)
	$(7,791)	$973	$(6,818)	$35,939	$(2,957)	$32,982

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Change in fair value of mortgage loans held for sale at fair value	Net servicing income	Total	Change in fair value of mortgage loans held for sale at fair value	Net servicing income	Total
	(in thousands)

Short-term investments	$—	$—	$—	$—	$—	$—
Mortgage loans held for sale at fair value	18,489	—	18,489	52,125	—	52,125
Mortgage servicing rights at fair value	—	(206)	(206)	—	(2,991)	(2,991)
	$18,489	$(206)	$18,283	$52,125	$(2,991)	$49,134

Following are the fair value and related principal amounts due upon maturity of assets and liabilities accounted for under the fair value option as of the dates presented:

	June 30, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$655,221	$652,361	$2,860
90 or more days delinquent	1,120	1,428	(308)
	$656,341	$653,789	$2,552

	December 31, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$447,889	$418,650	$29,239
90 or more days delinquent	495	623	(128)
	$448,384	$419,273	$29,111

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis as of the dates presented:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$67,465	$—	$—	$67,465
	$67,465	$—	$—	$67,465

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$51,180	$—	$—	$51,180
	$51,180	$—	$—	$51,180

The following table summarizes the total gains (losses) on assets measured at estimated fair values on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$688	$(841)	$132	$784
	$688	$(841)	$132	$784

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

Cash is measured using “Level 1” significant inputs. The Company’s borrowings carried at amortized cost do not have active markets or observable inputs and the fair value is measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of June 30, 2013 and December 31, 2012 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate the fair value.

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

Valuation Techniques and Assumptions

Most of the Company’s financial assets are carried at fair value with changes in fair value recognized in current period income. A portion of the Company’s financial assets and all of its MSRs are “Level 3” financial statement items which require the use of significant unobservable inputs in the estimation of the assets’ values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

The FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results and reports those results to the senior management valuation committee. The results developed in the FAV group’s monitoring activities are used to calibrate subsequent projections used for valuation.

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

The following describes the techniques and assumptions used in estimating the fair values of “Level 2” and “Level 3” fair value financial statement items:

Mortgage Loans Held for Sale

Most of the Company’s mortgage loans held for sale at fair value are saleable into active markets and are therefore categorized as “Level 2” fair value financial statement items and their fair values are estimated using their quoted market or contracted price or market price equivalent.

Certain of the Company’s mortgage loans may become non-saleable into active markets due to identification of a defect by the Company or to the repurchase of a mortgage loan with an identified defect. Because such loans are generally not saleable into active mortgage markets, they are classified as “Level 3” financial statement items. The significant unobservable inputs used in the fair value measurement of the Company’s “non-saleable” mortgage loans held for sale at fair value are discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

The Company did not hold “Level 3” mortgage loans held for sale before 2013. Following is a quantitative summary of key inputs used in the valuation of “Level 3” mortgage loans held for sale at fair value:

June 30, 2013
Range (Weighted average)
Key Inputs
Discount rate	7.8% - 13.4%
(9.0%)
Twelve-month projected housing price index change	6.8% - 7.3%
(6.9%)
Prepayment speed (1)	1.9% - 5.5%
(4.7%)
Total prepayment speed (2)	3.3% - 5.6%
(5.1%)

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

Derivative Financial Instruments

The Company categorizes IRLCs as a “Level 3” financial statement item. The Company estimates the fair value of an IRLC based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will fund or be purchased as a percentage of the commitment it has made (the “pull-through rate”).

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2013	December 31, 2012
	Range (Weighted average)
Key Inputs
Pull-through rate	57.8% - 98.0%	61.6% - 98.1%
	(81.3%)	(79.1%)
MSR value expressed as:
Servicing fee multiple	1.7 - 5.2	3.2 - 4.2
	(4.5)	(4.0)
Percentage of unpaid principal balance	0.4% - 2.6%	0.6% - 2.2%
	(1.2%)	(0.9%)

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

Key assumptions used in determining the fair value of MSRs at the time of initial recognition are as follows:

	Quarter ended June 30,
	2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value
	Range (Weighted average) (dollar amounts in thousands)
Unpaid principal balance of underlying loans	$4,372,786	$423,031	$1,560,292	$5,544
Weighted-average servicing fee rate (in basis points)	29	25	24	27

Pricing spread (1)	5.4% - 12.4%	6.4% - 9.6%	7.5% - 11.9%	7.5% - 9.9%
	(8.0%)	(7.2%)	(9.8%)	(7.9%)
Annual total prepayment speed (2)	8.5% - 18.5%	8.7% - 15.3%	6.7% - 14.7%	7.9% - 15.6%
	(8.8%)	(9.0%)	(8.2%)	(10.3%)
Life (in years)	2.9 – 6.9	3.0 – 6.9	2.9 – 7.0	5.3 – 7.0
	(6.7)	(6.7)	(6.5)	(6.6)
Cost of servicing	$68 – $120	$68 – $68	$68 – $100	$68 – $100
	($103)	($68)	($99)	($72)

	Six months ended June 30,
	2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value
	Range (Weighted average) (dollar amounts in thousands)
Unpaid principal balance of underlying loans	$8,229,142	$423,355	$2,325,346	$13,287
Weighted-average servicing fee rate (in basis points)	28	25	26	29

Pricing spread (1)	5.4% - 12.5%	6.4% - 9.6%	7.5% - 11.9%	7.5% - 9.9%
	(8.2%)	(7.2%)	(9.8%)	(8.5%)
Annual total prepayment speed (2)	8.5% - 18.5%	8.7% - 15.3%	6.7% - 14.7%	7.8% - 15.6%
	(8.8%)	(9.0%)	(8.1%)	(9.2%)
Life (in years)	2.9 – 6.9	3.0 – 6.9	2.9 – 7.0	3.6 – 7.0
	(6.7)	(6.7)	(6.6)	(6.7)
Cost of servicing	$68 – $120	$68 – $68	$68 – $100	$68 – $100
	($102)	($68)	($99)	($80)

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

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at period end and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance):

Purchased MSRs backed by distressed mortgage loans

	June 30, 2013		December 31, 2012
	Fair value	Amortized cost	Fair value	Amortized cost
	Range (Weighted average) (Carrying value, unpaid principal balance of underlying loans and effect on value amounts in thousands)
Carrying value	$10,978	$—	$12,370	$—

Unpaid principal balance of underlying loans	$1,155,301	—	$1,271,478	—
Weighted-average note rate	5.96%	—	6.01%	—
Weighted-average servicing fee rate (in basis points)	50	—	50	—

Discount rate	15.3% – 15.3%	—	15.3% – 15.3%	—
	(15.3%)	—	(15.3%)	—
Effect on value of 5% adverse change	($277)	—	($302)	—
Effect on value of 10% adverse change	($542)	—	($590)	—
Effect on value of 20% adverse change	($1,037)	—	($1,130)	—

Average life (in years)	4.9	—	5.0	—
Prepayment speed (1)	11.0% – 11.0%	—	10.7% – 10.7%	—
	(11.0%)	—	(10.7%)	—
Effect on value of 5% adverse change	($254)	—	($273)	—
Effect on value of 10% adverse change	($500)	—	($529)	—
Effect on value of 20% adverse change	($977)	—	($1,040)	—

Per-loan cost of servicing	$279 – $279	—	$270 – $270	—
	($279)	—	($270)	—
Effect on value of 5% adverse change	($267)	—	($290)	—
Effect on value of 10% adverse change	($535)	—	($580)	—
Effect on value of 20% adverse change	($1,070)	—	($1,159)	—

(1)                                 Prepayment speed is measured using CPR.

All other MSRs

	June 30, 2013		December 31, 2012
	Fair value	Amortized cost	Fair value	Amortized cost
	Range (Weighted average) (Carrying value, unpaid principal balance of underlying loans and effect on value amounts in thousands)
Carrying value	$12,092	$176,668	$7,428	$89,177

Unpaid principal balance of underlying loans	$1,327,754	$16,294,547	$1,166,765	$8,730,686
Weighted-average note rate	4.71%	3.52%	5.22%	3.65%
Weighted-average servicing fee rate (in basis points)	25	28	26	28

Pricing spread (1)	6.4% – 17.5%	5.4% – 14.1%	7.5% – 19.5%	7.5% – 16.5%
	(8.7%)	(7.5%)	(10.6%)	(9.8%)
Effect on value of 5% adverse change	($218)	($3,923)	($113)	($1,814)
Effect on value of 10% adverse change	($429)	($7,703)	($222)	($3,562)
Effect on value of 20% adverse change	($830)	($14,859)	($430)	($6,870)

Average life (in years)	0.2 – 14.4	2.7 – 6.9	0.2 – 14.4	2.5 – 6.9
	(6.5)	(6.7)	(5.0)	(6.6)
Prepayment speed (2)	8.7% – 76.2%	8.6% – 17.2%	9.0% – 84.2%	8.7% – 28.3%
	(11.3%)	(9.0%)	(19.2%)	(9.2%)
Effect on value of 5% adverse change	($292)	($3,823)	($238)	($1,751)
Effect on value of 10% adverse change	($572)	($7,520)	($462)	($3,446)
Effect on value of 20% adverse change	($1,100)	($14,562)	($877)	($6,674)

Per-loan cost of servicing	$68 – $115	$68 – $120	$68 – $140	$68 – $140
	($72)	($101)	($76)	($99)
Effect on value of 5% adverse change	($111)	($1,944)	($77)	($963)
Effect on value of 10% adverse change	($221)	($3,888)	($153)	($1,926)
Effect on value of 20% adverse change	($443)	($7,776)	($307)	($3,852)

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

Note 9—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Conforming	$102,366	$50,003
Government-insured or guaranteed	549,450	398,381
Repurchased mortgage loans	4,525	—
	$656,341	$448,384

Fair value of mortgage loans pledged to secure mortgage loans sold under agreements to repurchase	$646,944	$438,850

Note 10—Derivative Instruments

The Company is exposed to price risk relative to its mortgage loans held for sale as well as to its IRLCs. The Company bears price risk from the time an IRLC is made to PMT or a loan applicant to the time the mortgage loan is sold. The Company is exposed to loss in value of its commitments to originate or purchase mortgage loans held for sale when mortgage rates increase. The Company is also exposed to loss in value of its MSRs when interest rates decrease.

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2013			December 31, 2012
		Fair Value			Fair Value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	1,767,314	$9,155	$25,365	1,576,174	$23,951	$11
Forward purchase contracts	2,071,590	5,550	23,306	1,021,981	1,645	389
Forward sales contracts	4,226,940	93,579	9,227	2,621,948	1,818	1,894
MBS call options	625,000	1,935	—	—	—	—
MBS put options	260,000	4,194	—	500,000	967	—
Total derivatives before netting		114,413	57,898		28,381	2,294
Netting		(77,236)	(30,453)		(1,091)	(1,785)
Total		$37,177	$27,445		$27,290	$509

The following table summarizes the activity for derivative contracts used to hedge the Company’s IRLCs and inventory of mortgage loans held for sale at notional value:

	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Quarter ended June 30, 2013
Forward purchase contracts	582,150	14,207,171	(12,717,731)	2,071,590
Forward sales contracts	1,278,281	19,752,025	(16,803,366)	4,226,940
MBS call options	30,000	1,050,000	(455,000)	625,000
MBS put options	50,000	1,195,000	(985,000)	260,000

	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Quarter ended June 30, 2012
Forward purchase contracts	582,150	3,042,549	(3,079,524)	545,175
Forward sales contracts	1,278,281	5,215,628	(4,971,235)	1,522,674
MBS call options	30,000	125,000	(150,000)	5,000
MBS put options	50,000	305,000	(145,000)	210,000

	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Six months ended June 30, 2013
Forward purchase contracts	130,900	15,654,716	(13,714,026)	2,071,590
Forward sales contracts	510,569	22,635,736	(18,919,365)	4,226,940
MBS call options	3,000	1,088,000	(466,000)	625,000
MBS put options	29,000	1,263,000	(1,032,000)	260,000

	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Six months ended June 30, 2012
Forward purchase contracts	130,900	4,490,094	(4,075,819)	545,175
Forward sales contracts	510,569	8,099,339	(7,087,234)	1,522,674
MBS call options	3,000	163,000	(161,000)	5,000
MBS put options	29,000	373,000	(192,000)	210,000

The Company recorded net gains (losses) on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $94,202,000 and $(23,526,000) for the quarters ended June 30, 2013 and June 30, 2012, respectively, and $106,518,000 and $(25,488,000) for the six month periods ended June 30, 2013 and June 30, 2012, respectively. Derivative gains and losses are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

The Company recorded a net loss on derivative financial instruments used as economic hedges of MSRs totaling $1,291,000 for the quarter and six months ended June 30, 2013. The Company had no similar economic hedges in place for the quarter or six months ended June 30, 2012. The derivative loss is included in Amortization, impairment and changes in estimated fair value of mortgage servicing rights in the Company’s consolidated statements of income.

Note 11—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$18,622	$26,344	$19,798	$25,698
Additions:
Servicing resulting from MSR purchases	4,008	—	4,008	—
Servicing resulting from loan sales	17	62	20	742
Sales	(550)	—	(550)	—
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model	1,957	(1,650)	(1,524)	(336)
Other changes in fair value (1)	(984)	(1,307)	1,318	(2,655)
Total change in fair value	973	(2,957)	(206)	(2,991)
Balance at end of period	$23,070	$23,449	$23,070	$23,449

(1)                Represents changes due to realization of cash flows.

Carried at Amortized Cost:

The activity in MSRs carried at amortized cost is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Amortized cost:
Balance at beginning of period	$130,793	$15,853	$92,155	$6,496
Additions:
Servicing resulting from loan sales	52,461	15,022	94,194	24,644
Amortization	(4,251)	(570)	(7,346)	(835)
Application of valuation allowance to write down MSRs with other-than-temporary impairment	—	—	—	—
Balance at end of period	179,003	30,305	179,003	30,305

Valuation allowance for impairment of MSRs:
Balance at beginning of period	(2,423)	(13)	(2,978)	(70)
Reversal (additions)	88	(841)	643	(784)
Application of valuation allowance to write down MSRs with other-than-temporary impairment	—	—	—	—
Balance at end of period	(2,335)	(854)	(2,335)	(854)
MSRs, net	$176,668	$29,451	$176,668	$29,451
Estimated fair value of MSRs at end of period	$194,529	$29,647	$194,529	$29,647

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This projection was developed using the assumptions made by management in its June 30, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated
12-month period ending June 30,	amortization
(in thousands)
2014	$17,793
2015	16,995
2016	16,254
2017	15,631
2018	14,735
Thereafter	97,595
Total	$179,003

Servicing fees relating to MSRs are recorded in Net servicing income—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges, ancillary and other fees are recorded in Net servicing income—Loan servicing fees—Ancillary and other fees on the consolidated statements of income and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Contractual servicing fees	$11,744	$3,600	$20,801	$6,445
Late charges	396	206	809	473
Ancillary and other fees	132	64	234	122
	$12,272	$3,870	$21,844	$7,040

Note 12—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$52,460	$39,039	$47,723	$37,250
Carried Interest recognized during the period	2,862	2,110	7,599	3,899
Proceeds received during the period	—	—	—	—
Balance at end of period	$55,322	$41,149	$55,322	$41,149

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

Note 13–Investment in PennyMac Mortgage Investment Trust at Fair Value

Following is a summary of Change in fair value and dividends received from PennyMac Mortgage Investment Trust:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Dividends	$43	$42	$85	$83
Change in fair value	(363)	79	(318)	233
	$(320)	$121	$(233)	$316
Fair value of PMT shares at period end	$1,579	$1,480	$1,579	$1,480

Note 14–Borrowings

As of June 30, 2013, the Company maintained four borrowing facilities: three facilities that provide for sales of mortgage loans under agreements to repurchase; and one note payable secured by MSRs and servicing advances made relating to loans in the Company’s loan servicing portfolio.

Mortgage Loans Sold Under Agreement to Repurchase

The borrowing facilities secured by mortgage loans held for sale are in the form of loan sale and repurchase agreements. Eligible loans are sold under advance rates based on the loan type. Interest is charged at a rate based on the buyer’s overnight cost-of funds rate for one agreement and based on LIBOR for the other two agreements. Loans sold under these agreements may be re-pledged by the lenders.

Financial data pertaining to mortgage loans sold under agreements to repurchase are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$500,427	$220,546	$500,427	$220,546
Unused amount (1)	$299,573	$179,454	$299,573	$179,454
Weighted-average interest rate	1.93%	2.12%	1.93%	2.12%
Fair value of loans securing agreements to repurchase	$646,944	$247,053	$646,944	$247,053
During the period:
Average balance of loans sold under agreements to repurchase	$412,849	$154,475	$344,335	$109,715
Weighted-average interest rate (2)	1.98%	1.68%	2.09%	2.12%
Total interest expense	$2,956	$831	$5,331	$1,902
Maximum daily amount outstanding	$623,523	$236,324	$623,523	$236,324

(1)                                 The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the mortgage loans sold.

(2)                                 Excludes the effect of amortization of commitment fees totaling $891,000 and $175,000 for the quarters ended June 30, 2013 and June 30, 2012, respectively, and $1.7 million and $724,000 for the six months ended June 30, 2013 and June 30, 2012, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2013	Balance
(in thousands)
Within 30 days	$19,109
Over 30 to 90 days	481,318
Over 90 days to 180 days	—
Over 180 days to 1 year	—
$500,427
Weighted-average maturity (in months)	2.28

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of June 30, 2013:

Counterparty	Amount at risk	Weighted-average maturity of advances under repurchase agreement	Facility Maturity
	(in thousands)
Bank of America, N.A.	$31,137	September 15, 2013	January 2, 2014
Citibank, N.A.	$50,006	July 25, 2013	July 25, 2013
Credit Suisse First Boston Mortgage Capital LLC	$69,006	September 13, 2013	June 29, 2014(1)

(1) The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. As of June 30, 2013, the Company had $4.1 million on deposit with its mortgage loan repurchase agreement counterparties. Such amounts are included in Other Assets on the consolidated balance sheets.

Note Payable

The note payable is summarized below:

	June 30, 2013	December 31, 2012
	(in thousands)
At period end:
Note payable secured by:
Servicing advances	$4,671	$4,905
MSRs	42,538	48,108
	$47,209	$53,013
Assets pledged to secure note:
Servicing advances	$6,807	$7,430
MSRs	$180,794	$100,957

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

The borrowing facilities contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes the Company was in compliance with these requirements as of June 30, 2013.

Note 15–Liability for Losses Under Representations and Warranties

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

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that sold such mortgage loans and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related credit losses from that correspondent lender.

The Company records a provision for losses relating to the representations and warranties it makes as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent lender.

The Company establishes a liability at the time loans are sold and continually updates its liability estimate.

Following is a summary of the Company’s liability for representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$4,748	$760	$3,504	$449
Provisions for losses on loans sold	1,453	627	2,697	938
Incurred losses	(16)	—	(16)	—
Balance at end of period	$6,185	$1,387	$6,185	$1,387
Unpaid principal balance of mortgage loans subject to representations and warranties	$16,408,013	$2,957,747	$16,408,013	$2,957,747

Following is a summary of the Company’s repurchase activity:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
During the period:
Unpaid balance of mortgage loans repurchased	$2,741	$—	$4,867	$—
Unpaid principal balance of mortgage loans put to correspondent lenders	$574	$—	$1,053	$—
At period end:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$296	$3,853	$296	$3,853

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

Note 16–Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PennyMac. Before the IPO, the Company did not have a provision for income taxes as PennyMac is a pass-through taxable entity. PennyMac’s partnership returns are generally subject to examination for 2009 and forward and for 2008 and forward for certain states. In March 2013, the IRS concluded their audit of the partnership returns of PennyMac and its subsidiaries for the tax year ended December 31, 2010 and proposed no changes to the returns as originally filed. No returns are currently under examination.

The following table details the Company’s income tax expense (benefit).

	Quarter ended June 30, 2013	Six months ended June 30, 2013
	(in thousands)
Current expense:
Federal	$––	$––
State	––	––
Total current expense	––	––
Deferred expense:
Federal	1,516	1,516
State	522	522
Total deferred expense	2,038	2,038
Total provision for income taxes	$2,038	$2,038

The provision for deferred income taxes for the quarter and six months ended June 30, 2013 primarily relates to mortgage servicing rights the Company received pursuant to sales of mortgage loans held for sale at fair value.

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Quarter ended June 30, 2013	Six months ended June 30, 2013
Statutory federal tax rate	35.0%	35.0%
Rate attributable to non-controlling interest	-31.6%	-33.4%
State income taxes, net of federal benefit	0.7%	0.3%
Valuation allowance	0.0%	0.0%
Effective tax rate	4.1%	1.9%

The components of the Company’s provision for deferred income taxes are as follows:

	Quarter ended June 30, 2013	Six months ended June 30, 2013
	(in thousands)
Mortgage servicing rights	$2,218	$2,218
Net operating loss carry forward	(233)	(233)
Carried Interest	140	140
Other	(87)	(87)
Valuation allowance	––	––
Total provision for deferred income taxes	$2,038	$2,038

The components of income taxes payable, net are as follows:

June 30, 2013
(in thousands)
Taxes currently receivable	$7
Deferred income taxes payable	(2,038)
Income taxes payable	$(2,031)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

June 30, 2013
(in thousands)
Deferred income tax assets:
Net operating loss carry forward	$233
Other	87
Gross deferred tax assets	320
Deferred income tax liabilities:
Mortgage servicing rights	(2,218)
Carried Interest	(140)
Gross deferred tax liabilities	(2,358)
Net deferred income tax liability	$(2,038)

The net deferred income tax liability is recorded in Accounts payable and accrued expenses in the consolidated balance sheets as of June 30, 2013.  There was no income tax liability as of December 31, 2012 since PennyMac is a pass-through taxable entity.

The Company recorded a deferred tax asset of $233,000 reflecting the benefit of a net operating loss carry forward that generally expires in 2033.

At June 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at June 30, 2013 and December 31, 2012.

Note 17–Net Gain on Mortgage Loans Held for Sale

Net gain on mortgage loans held for sale at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cash gain (loss) on sale:
Loan proceeds	$(43,318)	$17,319	$(55,141)	$23,019
Hedging activities	22,260	(14,670)	39,881	(20,702)
	(21,058)	2,649	(15,260)	2,317
Non-cash gain on sale:
Change in fair value of IRLCs	(41,647)	4,622	(40,150)	4,805
MSRs received as proceeds on sale	52,478	15,085	94,214	25,386
MSR recapture payable to affiliate	(366)	—	(500)	—
Provision for representations and warranties on loans sold	(1,453)	(627)	(2,697)	(938)
Change in fair value relating to loans and hedging instruments held for sale at period end:
Loans	(17,242)	1,917	(19,633)	1,943
Hedging instruments	71,942	(8,856)	66,637	(4,786)
Total non-cash gain (loss) relating to loans and hedging instruments held at period end	54,700	(6,939)	47,004	(2,843)
Total non-cash gain on sale	63,712	12,141	97,871	26,410
	$42,654	$14,790	$82,611	$28,727

Note 18–Stock-Based Compensation

The Company’s 2013 Equity Incentive Plan provides for awards of Stock Options, time-based and performance-based restricted stock units, stock appreciation rights, performance units and stock grants.  The Company estimates the value of the Stock Options, time-based restricted stock units and performance-based restricted stock units awarded with reference to the value of its underlying common stock on the date of the award.  The Company amortizes the fair value of previously granted stock-based awards to compensation expense over the vesting period using the graded vesting method. Compensation costs are fixed, except for the performance-based restricted stock units, at the estimated fair value of the award date as all grantees are employees and directors of the Company. Expense relating to awards is included in Compensation in the consolidated statements of income.

Following is a summary of the stock-based compensation expense by instrument awarded for the periods presented:

	Quarter ended June 30,
	2013	2012
	(in thousands)
Stock Options	$198	$—
Performance-based RSUs	282	—
Time-based RSUs	65	—
	$545	$—

The Stock Option award agreements provide for the award of Stock Options to purchase the optioned common stock. In general, and except as otherwise provided by the agreement, one-third of the optioned common stock will vest in a lump sum on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through each anniversary. Each Stock Option will have a term of ten years from the date of grant but will expire (1) immediately upon termination of the holder’s employment or other association with the Company for cause, (2) one year after the holder’s employment or other association is terminated due to death or disability and (3) three months after the holder’s employment or other association is terminated for any other reason.

The fair value of each Stock Option award is estimated on the date of grant using a variant of the Black Scholes model based on the assumptions noted in the following table. Expected volatilities are based on the historical volatilities of comparable companies’ common shares.

The Company uses historical data to estimate share option exercise and employee departure behavior used in the option-pricing model; groups of employees (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. The expected term of common stock options granted is derived from the option pricing model and represents the period of time that common stock options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the common stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company made its first Stock Option awards on June 13, 2013. Following are the key assumptions used to estimate the value of such options:

Quarter ended June 30, 2013
Expected volatility	45%
Expected dividends	0%
Risk-free rate	0.03% - 2.30%

The table below summarizes Stock Option award activity and compensation expense:

Quarter ended June 30, 2013
Number of Stock Options:
Outstanding at beginning of period	—
Granted	423,407
Exercised	—
Expired or canceled	—
Outstanding at end of period	423,407
Weighted-average exercise price:
Outstanding at beginning of period	$—
Granted	21.03
Exercised	—
Expired or canceled	—
Outstanding at end of period	$21.03
Exercisable at end of period	—
Available for future grant	—
Weighted-average remaining contractual term (in years):
Outstanding at end of period	10
Exercisable at end of period	—
Aggregate intrinsic value (in thousands):
Outstanding at end of period	$102
Exercisable at end of period	$—

The RSU award agreements provide for the award recipient of performance-based RSUs to obtain, for each RSU, a variable number of the Company’s Class A Common Stock and time-based RSUs to obtain, for each RSU, one share of the Company’s Class A Common Stock.  One-third of all time-based RSUs vest in a lump sum on each of the first, second, and third anniversaries of the vesting commencement date, subject to the recipient’s continued service through each anniversary.  The number of shares received upon vesting of performance-based RSUs is determined based on the attainment of the performance goals, subject to conditions including continued employment throughout the performance period. The performance-based RSUs vest in full on the date the compensation committee of the Company’s board of directors determines that the goals based on the performance components have been satisfied.

Compensation expense related to performance-based and time-based RSUs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the graded vesting method. This amount is included in the compensation expense on the accompanying consolidated statements of income for the three months ended June 30, 2013.

The table below summarizes RSU award activity and compensation expense:

	Quarter ended June 30, 2013
	Time-based	Performance-based
Number of units
Outstanding at beginning of period	—	—
Granted	70,826	499,364
Vested	—	—
Expired or canceled	—	—
Outstanding at end of period	70,826	499,364

Weighted-average grant date fair value:
Outstanding at beginning of period	$—	$—
Granted	$17.51	$17.55
Vested	$—	$—
Expired or canceled	$—	$—
Outstanding at end of period	$17.51	$17.55
Compensation expense recorded during the period (in thousands)	$65	$283
Period end:
Units available for future awards	—	—
Unamortized compensation cost (in thousands)	$1,175	$8,480

Note 19–Supplemental Cash Flow Information

	Six months ended June 30,
	2013	2012
	(in thousands)
Cash paid for interest	$6,594	$1,649
Cash paid for income taxes	$7	$—
Non-cash investing activity:
Receipt of MSRs created in loan sales activities	$94,214	$25,971

Note 20–Regulatory and Agency Capital Requirements

The Company, through PLS, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2013		December 31, 2012
Requirement - company subject to requirement	Net worth (1)	Required	Net worth (1)	Required
	(in thousands)
Fannie Mae - PLS	$251,858	$48,519	$172,843	$35,947
Freddie Mac - PLS	$252,284	$43,520	$173,273	$27,119
Ginnie Mae:
Issuer — PLS	$238,515	$41,615	$152,782	$23,886
Issuer’s parent — PennyMac	$523,274	$45,777	$227,560	$26,275
HUD - PLS	$238,515	$1,000	$152,782	$1,000

(1)                                 Calculated in compliance with the respective Agency’s requirements.

PennyMac is required to maintain specified levels of its members’ equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of PennyMac’s servicing portfolio or loan origination volume. Noncompliance with the respective agencies’ capital requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. Management believes that PennyMac had Agency capital in excess of the respective Agencies’ requirements at June 30, 2013.

Note 21–Commitments and Contingencies

Commitments to Fund and Sell Mortgage Loans

June 30, 2013
(in thousands)
Commitments to purchase mortgage loans from PMT	$1,505,403
Commitments to fund mortgage loans	261,911
$1,767,314
Commitments to sell mortgage loans	$4,226,940

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validity of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company is subject to various legal proceedings in the normal course of business. As of June 30, 2013, the Company was not involved in any legal proceedings, claims, or actions that management believes would be reasonably likely to have a material adverse effect on it.

Note 22–Segments and Related Information

The Company has two business segments: mortgage banking and investment management.

The mortgage banking segment represents the Company’s operations aimed at originating, purchasing, selling and servicing newly originated mortgage loans and servicing mortgage loans sourced and managed by the investment management segment, including executing the loan resolution strategy identified by the investment management segment.

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

Financial highlights by operating segment are as follows:

	Quarter ended June 30, 2013
	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
External:
Net gains on mortgage loans held for sale at fair value	$42,654	$—	$42,654
Loan origination fees	6,312	—	6,312
Fulfillment fees from PMT	22,054	—	22,054
Net servicing income	22,069	—	22,069
Management fees	—	10,429	10,429
Carried Interest from Investment Funds	—	2,862	2,862
Interest	4,469	5	4,474
Other	(320)	243	(77)
	97,238	13,539	110,777
Expenses:
Compensation	39,293	3,046	42,339
Interest	4,200	—	4,200
Other	13,860	149	14,009
	57,353	3,195	60,548
Income before provision for income taxes	$39,885	$10,344	$50,229
Segment assets at period end	$1,234,766	$46,014	$1,280,780

	Quarter ended June 30, 2012
	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
External:
Net gains on mortgage loans held for sale at fair value	$14,790	$—	$14,790
Loan origination fees	2,452	—	2,452
Fulfillment fees from PMT	7,715	—	7,715
Net servicing income	7,658	—	7,658
Management fees	—	4,856	4,856
Carried Interest from Investment Funds	—	2,110	2,110
Interest	2,145	1	2,146
Other	121	721	842
Intersegment	—	—	—
	34,881	7,688	42,569
Expenses:
Compensation	24,603	1,889	26,492
Interest	1,122	—	1,122
Other	4,265	212	4,477
	29,990	2,101	32,091
Net income	$4,891	$5,587	$10,478
Segment assets at period end	$491,892	$13,744	$505,636

	Six months ended June 30, 2013
	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
External:
Net gains on mortgage loans held for sale at fair value	$82,611	$—	$82,611
Loan origination fees	11,980	—	11,980
Fulfillment fees from PMT	50,298	—	50,298
Net servicing income	38,111	—	38,111
Management fees	—	18,835	18,835
Carried Interest from Investment Funds	—	7,599	7,599
Interest	6,207	10	6,217
Other	(233)	1,057	824
Intersegment	—	—	—
	188,974	27,501	216,475
Expenses:
Compensation	72,614	5,406	78,020
Interest	7,530	—	7,530
Other	25,115	288	25,403
	105,259	5,694	110,953
Income before provision for income taxes	$83,715	$21,807	$105,522
Segment assets at period end	$1,234,766	$46,014	$1,280,780

	Six months ended June 30, 2012
	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
External:
Net gains on mortgage loans held for sale at fair value	$28,727	$—	$28,727
Loan origination fees	2,687	—	2,687
Fulfillment fees from PMT	13,839	—	13,839
Net servicing income	19,234	—	19,234
Management fees	—	9,049	9,049
Carried Interest from Investment Funds	—	3,899	3,899
Interest	2,575	2	2,577
Other	817	690	1,507
Intersegment	—	—	—
	67,879	13,640	81,519
Expenses:
Compensation	42,453	3,447	45,900
Interest	2,184	—	2,184
Other	8,067	328	8,395
	52,704	3,775	56,479
Net income	$15,175	$9,865	$25,040
Segment assets at period end	$491,892	$13,744	$505,636

Note 23–Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•                  On July 2, 2013, the Company, through PennyMac,  entered into a master repurchase agreement with Morgan Stanley Bank, N.A. (“Morgan Stanley”), pursuant to which one of PennyMac’s wholly-owned subsidiaries, PLS, may sell, and later repurchase, newly originated mortgage loans in an aggregate principal amount of up to $200 million (the “Loan Repo Facility”). The Loan Repo Facility is used to fund loans that are purchased or originated by PLS and held for sale and/or securitization.  The Loan Repo Facility is committed for a period of 364 days, and the obligations of PLS are fully guaranteed by PennyMac.  The mortgage loans are serviced by PLS.

•                  All agreements to repurchase that matured between June 30, 2013 and the date of this Report were extended or renewed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of PennyMac Financial Services, Inc. included within this Quarterly Report on Form 10-Q and the final prospectus of PennyMac Financial Services, Inc. dated May 8, 2013 included as part of its Registration Statement on Form S-1, as amended (SEC File No. 333-186495) (the “Registration Statement”).

Statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of a number of factors, including those described in “Factors that May Affect Our Future Results” and the risks discussed under the heading “Risk Factors” in the Company’s final prospectus included as part of its Registration Statement, as well as its consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and its other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and the Company assumes no obligation to update or supplement any forward-looking statements.

Overview

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the words “we,” “us,” “our” and the “Company” refer to PennyMac Financial Services, Inc. (“PFSI”).

Initial Public Offering and Recapitalization

On May 14, 2013, PFSI completed an initial public offering (“IPO”) in which we sold approximately 12.8 million shares of Class A Common Stock par value $0.0001 per share (“Class A Common Stock”) for cash consideration of $16.875 per share (net of underwriting discounts).

Before the completion of the IPO, the limited liability company agreement of Private National Mortgage Acceptance Company, LLC (“PennyMac”) was amended and restated to, among other things, change its capital structure by converting the different classes of interests held by its existing unitholders into Class A Units. PennyMac and its existing unitholders also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Class A Units for shares of our Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and certain other transactions that would cause the number of outstanding shares of Class A Common Stock to be different than the number of Class A Units that PFSI owns.

With the net proceeds from the IPO, we bought Class A Units of PennyMac and became its sole managing member. We operate and control all of the business and affairs and consolidate the financial results of PennyMac.

As part of the IPO, we entered into a tax receivable agreement with the then-existing unitholders of PennyMac that provides for payment to such owners of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) increases in tax basis resulting from exchanges of New Holdings Units and (ii) certain other tax benefits related to our tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

PNMAC was founded in 2008 by members of its executive leadership team and two strategic partners, BlackRock Mortgage Ventures, LLC, together with its affiliates, and HC Partners LLC, formerly known as Highfields Capital Investments LLC, together with its affiliates.

We conduct our business in two segments: mortgage banking and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC, (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States.  Our principal investment management subsidiary, PNMAC Capital Management, LLC, (“PCM”), is an SEC registered investment adviser. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust (“REIT”), listed on the New York Stock Exchange. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment Company Act of 1940, as amended, and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”

Mortgage Banking

Our mortgage banking segment is comprised of three primary businesses: correspondent lending, retail lending, and loan servicing.

•                  Correspondent Lending. Our correspondent lending business manages, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated loans, primarily “conventional” residential mortgage loans guaranteed by the Agencies and “government-insured” residential mortgage loans insured or guaranteed by the FHA or the VA and eligible to back securities guaranteed by Ginnie Mae. For conventional loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each loan purchased by PMT. In the case of government-insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account.

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

•                  Loan Servicing. Our loan servicing business performs loan administration, collection and default activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impound) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide prime servicing for conventional and government-insured loans, as well as special servicing for distressed loans that have been acquired as investments by our Advised Entities, and loans in “private-label” MBS securities, which are securities issued by institutions that are not affiliated with any Agency.

During the quarter and six months ended June 30, 2013, we managed PMT’s acquisition of approximately $8.9 billion and $17.8 billion, respectively, in unpaid principal balance of newly originated, prime credit quality, first-lien residential mortgage loans.  We purchased, for our own account, approximately $4.5 billion and $7.9 billion in unpaid principal balance of government-insured loans from PMT during the quarter and six month period ended June 30, 2013. We also originated $343.3 million and $609.8 million of residential mortgage loans through our retail channel during the quarter and six month period ended June 30, 2013. During the quarter and six months ended June 30, 2013, we increased our portfolio of loans that we serviced or subserviced from approximately $36.2 billion at December 31, 2012 to approximately $44.4 billion at June 30, 2013.

During the quarter and six months ended June 30, 2012, we managed PMT’s acquisition of approximately $3.5 billion and $5.4 billion, respectively, in unpaid principal balance of newly originated, prime credit quality, first-lien residential mortgage loans. We purchased for our account approximately $1.5 billion and $2.3 billion, respectively, in unpaid principal balance of government-insured loans from PMT. We also originated $93.2 million and $155.0 million, respectively, of residential mortgage loans through our retail channel during the quarter and six months ended June 30, 2012, and increased our portfolio of loans that we serviced or subserviced from approximately $7.7 billion at December 31, 2011 to approximately $12.5 billion at June 30, 2012.

Investment Management

We are an investment manager through our indirect wholly-owned subsidiary, PCM. PCM currently manages PMT and the Investment Funds, which had combined net assets of approximately $1.8 billion as of June 30, 2013. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on investment performance.

Observations on Current Market Opportunities

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations.  The U.S. economy continues its pattern of modest growth as reflected in recent economic data. During the second quarter of 2013, real U.S. gross domestic product expanded at an annual rate of 1.7% compared to revised 1.1% and 1.2% annual rates for the first quarter of 2013 and second quarter of 2012, respectively. Modest economic growth continued to affect unemployment rates during the second quarter of 2013. The national unemployment rate was 7.6% at June 30, 2013 and compares to a revised seasonally adjusted rate of 8.2% at June 30, 2012 and 7.6% at March 31, 2013. Delinquency rates on residential real estate loans remain elevated compared to historical rates. As reported by the Federal Reserve, during the first quarter of 2013, the delinquency rate on residential real estate loans held by commercial banks was 9.7%, a reduction from 10.5% during the second quarter of 2012.

Residential real estate activity appears to be improving. The seasonally adjusted annual rate of existing home sales for June 2013 was 15.2% higher than for June 2012 and the national median existing home price for all housing types was $214,200, a 13.5% increase from June 2012. On a national level, foreclosure filings during the second quarter of 2013 decreased by 23% as compared to the second quarter of 2012. Foreclosure activity across the country is expected to remain above historical average levels through the remainder of 2013 and beyond.

Thirty-year fixed rate mortgage interest rates ranged from a high of 4.07% to a low of 3.45% during the second quarter of 2013 (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey). During the first six months of 2013, mortgage interest rates have ranged from a high of 4.46% to a low of 3.34%. During the second quarter of 2012, interest rates for the thirty-year fixed rate mortgage ranged from a high of 3.98% to a low of 3.66%.

Fixed rate residential mortgage loan interest rates are generally indexed to long-term U.S. Treasury yields.  Towards the end of the second quarter, an increase in these treasury yields led to an increase in mortgage loan interest rates.  As a result of this increase in mortgage loan interest rates, refinance activity across the market has declined.

Mortgage lenders originated an estimated $495.0 billion of home loans during the second quarter of 2013, down 1.0 percent from the first three months of the year.  That pushed year-to-date production volume to slightly less than $1 trillion, and put the market 14.4 percent ahead of the pace set during the first six months of 2012 (Source: Inside Mortgage Finance). However, mortgage originations are forecast to decline, with current industry estimates for the second half of 2013 totaling $500 billion.

In our capacity as an investment manager, we continue to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the second quarter of 2013, we reviewed 36 mortgage loan pools with unpaid principal balances totaling approximately $11.1 billion and one pool of real estate acquired in settlement of loans totaling approximately $108 million. This compares to our review of 27 mortgage loan pools with unpaid principal balances totaling approximately $2.5 billion and one pool of real estate acquired in settlement of loans totaling approximately $30 million during the second quarter of 2012. We managed the acquisition, on behalf of PMT, of distressed mortgage loans, including forward purchases, with fair values totaling $443 million during the quarter ended June 30, 2013 and none during the quarter ended June 30, 2012.

In recent periods, we have seen increased competition from new and existing market participants in both our correspondent lending and retail origination businesses, as well as reductions in the overall level of refinancing activity. We believe that this change in supply and demand within the marketplace has been driving lower production margins in recent periods, which will be reflected in our results of operations in our gains on mortgage loans held for sale. Although margins on gains from mortgage loans held for sale benefitted from wider secondary spreads (the difference between interest rates charged to borrowers and yields on mortgage-backed securities in the secondary market) early in the fourth quarter of 2012, margins narrowed as the quarter progressed and into the first quarter of 2013. While production margins remained elevated from a historical perspective during the second quarter of 2013, we expect them to continue to normalize toward their long-term averages in 2013.

Results of Operations

Our results of operations are summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$42,654	$14,790	$82,611	$28,727
Loan origination fees	6,312	2,452	11,980	2,687
Fulfillment fees from PennyMac Mortgage Investment Trust	22,054	7,715	50,298	13,839
Net servicing income	22,069	7,658	38,111	19,234
Management fees from Advised Entities	10,429	4,856	18,835	9,049
Carried Interest from Investment Funds	2,862	2,110	7,599	3,899
Interest	4,474	2,146	6,217	2,577
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(320)	121	(233)	316
Other	243	721	1,057	1,191
Total revenue	110,777	42,569	216,475	81,519
Total expenses	60,548	32,091	110,953	56,479
Provision for income taxes	2,038	—	2,038	—
Net income	$48,191	$10,478	$103,484	$25,040

Income before provision for income taxes by segment:
Mortgage banking	$39,885	$4,891	$83,716	$15,176
Investment management	10,344	5,587	21,806	9,864
	$50,229	$10,478	$105,522	$25,040
During the period:
Mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PMT at fair value	$4,733,767	$1,620,123	$8,282,163	$2,458,243
Retail production at fair value	344,840	93,607	612,966	155,498
	$5,078,607	$1,713,730	$8,895,129	$2,613,741
Unpaid principal balance of mortgage loans fulfilled for PMT	$4,323,885	$1,537,636	$9,110,711	$2,336,843
At period end:
Unpaid principal balance of mortgage loan servicing portfolio
Mortgage loans held for sale	$653,789	$231,084	$653,789	$231,084
MSRs owned	18,242,514	5,511,129	18,242,514	5,511,129
Subservicing	25,509,373	6,507,359	25,509,373	6,507,359

	$44,405,676	$12,249,572	$44,405,676	$12,249,572
Net assets of Advised Entities
PennyMac Mortgage Investment Trust	$1,244,181	$805,673	$1,244,181	$805,673
Investment Funds	561,790	616,793	561,790	616,793
	$1,805,971	$1,422,466	$1,805,971	$1,422,466

Comparison of the quarters and six months ended June 30, 2013 and 2012

Net income increased by approximately $37.7 million or 360% and $78.4 or 313% for the quarter and six months ended June 30, 2013, respectively, when compared to the same period in 2012. The increase in net income primarily reflects growth in the Company’s mortgage banking operations. Loan purchase and origination volume increased by approximately $3.4 billion or 196% and $6.3 billion or 240%, respectively, in the quarter and six months ended June 30, 2013 as compared to the quarter and six months ended June 30, 2012 and the Company’s loan servicing portfolio was approximately $44.4 billion at June 30, 2013, an increase of $32.2 billion or 263% from June 30, 2012. This growth was supplemented by growth in the Company’s investment management segment due to an increase of $5.6 million and $9.8 million or 115% and 108% in management fees for the quarter and six months ended June 30, 2013, compared to the quarter and six months ended June 30, 2012, respectively, reflecting the recognition of approximately $3.9 million of performance incentive fees related to our management of PMT, along with an increase of approximately $383.5 million or 27% in net assets under management from June 30, 2012 to June 30, 2013. These revenue increases were partly offset by increases in expenses of approximately $28.5 million or 89%  and $54.5 million or 96%, respectively, during the quarter and six-month periods ended June 30, 2013 as compared to the comparable periods in 2012. We incurred these increases in expenses to accommodate our growth.

Net gains on mortgage loans held for sale at fair value

During the quarter and six months ended June 30, 2013, we recognized net gains on mortgage loans held for sale at fair value totaling $42.7 million and $82.6 million, respectively. This compares to recognized net gains on mortgage loans held for sale at fair value totaling $14.8 million and $28.7 million, respectively, during the quarter and six months ended June 30, 2012. The increase was due to growth in the volume of mortgage loans that we purchased and originated and subsequently sold during the quarter and six months ended June 30, 2013 as compared to the same periods in 2012. The net gain for the quarter and six months ended June 30, 2013 included $52.5 million and $94.2 million, respectively, in fair value of MSRs received as part of proceeds on sales. The net gain for the quarter and six months ended June 30, 2012 included $15.1 million and $25.4 million, respectively, in fair value of MSRs received as part of proceeds on sales.

We recognized gains on mortgage loans held for sale as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cash (loss) gain on sale:
Proceeds from sales	$(43,318)	$17,319	$(55,141)	$23,019
Hedging activities	22,260	(14,670)	39,881	(20,702)
	(21,058)	2,649	(15,260)	2,317
Non-cash changes in fair value:
Change in fair value of IRLCs	(41,647)	4,622	(40,150)	4,805
MSRs received as proceeds on sale	52,478	15,085	94,214	25,386
MSR recapture payable to affiliate	(366)	—	(500)	—
Provision for representations and warranties on loans sold	(1,453)	(627)	(2,697)	(938)
Change in fair value relating to mortgage loans and hedging instruments held for sale at period end:
Mortgage loans	(17,242)	1,917	(19,633)	1,943
Hedging instruments	71,942	(8,856)	66,637	(4,786)
Total non-cash changes in fair value relating to loans and hedging instruments held at period end	54,700	(6,939)	47,004	(2,843)
Total non-cash changes in fair value	63,712	12,141	97,871	26,410
	$42,654	$14,790	$82,611	$28,727

Unpaid principal balance of loans sold during the period	$4,377,043	$1,566,714	$8,236,132	$2,344,318
Interest rate lock commitments issued during the period, net of cancellations	$4,887,855	$1,887,662	$8,584,419	$2,994,556
At period end:
Fair value of mortgage loans held for sale	$656,341	$448,384	$656,341	$448,384
Commitments to fund and purchase mortgage loans	$1,767,314	$849,845	$1,767,314	$849,845

Increase (decrease) in net gains on mortgage loans held for sale at fair value due to:
Net change in fair value of IRLCs	$(46,268)	$4,956	$(44,955)	$5,104
Volume of loans sold	35,344	10,371	83,283	23,409
Gain margin	38,788	(1,290)	15,556	(1,339)
Total change	$27,864	$14,037	$53,884	$27,174

We recognize a substantial portion of our gain on mortgage loans held for sale at fair value before we fund or purchase the loan. In the course of our correspondent and retail lending activities, we make contractual commitments to PMT and to mortgage loan applicants to purchase or fund mortgage loans at specified terms. We call these commitments interest rate lock commitments (“IRLCs”). We recognize the value of IRLCs at the time we make a commitment to PMT or the borrower.

We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimate of the fair value of the MSRs we expect to receive in the sale of the loans and the probability that the mortgage loan will fund or be purchased as a percentage of the commitment we have made (the “pull-through rate”). We update our estimates of the value of the IRLCs as the mortgage loans move through the purchase or loan process for changes in our estimate of probability the loan will fund and for changes in interest rates.

An active, observable market for IRLCs does not exist. Therefore, we estimate the fair value of IRLCs using methods and assumptions we believe that market participants use in pricing IRLCs. The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the value of the mortgage loans we have committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, could result in a significant change in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value in comparison to the agreed-upon purchase price.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2013	December 31, 2012
	Range (Weighted average)
Key Inputs
Pull-through rate	57.8 – 98.0%	61.6% – 98.1%
	(81.3%)	(79.1%)
MSR value expressed as:
Servicing fee multiple	1.7 – 5.2	3.2 – 4.2
	(4.5)	(4.0)
Percentage of unpaid principal balance	0.4% – 2.6%	0.6% – 2.2%
	(1.2%)	(0.9%)

MSRs represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service the loans. As discussed in Net loan servicing income, below, how much of the MSR we realize in cash relies on how our initial estimates of the future cash flows accruing to the MSRs are realized.

As economic fundamentals change and influence the prepayment behaviors of mortgage loans subject to MSRs, our estimate of the fair value of MSRs will also change. As a result, we will record changes in fair value as a component of Net loan servicing income for the MSRs we carry at fair value and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,
	2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value
	Range (Weighted average)
Unpaid principal balance of underlying loans	$4,372,786	$423,031	$1,560,292	$5,544
Weighted-average servicing fee rate (in basis points)	29	25	24	27

Pricing spread (1)	5.4% - 12.4%	6.4% - 9.6%	7.5% - 11.9%	7.5% - 9.9%
	(8.0%)	(7.2%)	(9.8%)	(7.9%)
Annual total prepayment speed (2)	8.5% - 18.5%	8.7% - 15.3%	6.7% - 14.7%	7.9% - 15.6%
	(8.8%)	(9.0%)	(8.2%)	(10.3%)
Life (in years)	2.9 – 6.9	3.0 – 6.9	2.9 – 7.0	5.3 – 7.0
	(6.7)	(6.7)	(6.5)	(6.6)
Cost of servicing	$68 – $120	$68 – $68	$68 – $100	$68 – $100
	($103)	($68)	($99)	($72)

	Six months ended June 30,
	2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value
	Range (Weighted average)
Unpaid principal balance of underlying loans	$8,229,142	$423,355	$2,325,346	$13,287
Weighted-average servicing fee rate (in basis points)	28	25	26	29

Pricing spread (1)	5.4% - 12.5%	6.4% - 9.6%	7.5% - 11.9%	7.5% - 9.9%
	(8.2%)	(7.2%)	(9.8%)	(8.5%)
Annual total prepayment speed (2)	8.5% - 18.5%	8.7% - 15.3%	6.7% - 14.7%	7.8% - 15.6%
	(8.8%)	(9.0%)	(8.1%)	(9.2%)
Life (in years)	2.9 – 6.9	3.0 – 6.9	2.9 – 7.0	3.6 – 7.0
	(6.7)	(6.7)	(6.6)	(6.7)
Cost of servicing	$68 – $120	$68 – $68	$68 – $100	$68 – $100
	($102)	($68)	($99)	($80)

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

We also provide for our estimate of the future losses that we may be required to incur as a result of our breach of representations and warranties provided to the purchasers of the loans we sold. Our agreements with the Agencies include representations and warranties related to the loans we sell to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent lenders that sold such mortgage loans and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent lender.

We evaluate the adequacy of the balance of our recorded liability for losses under representations and warranties based on our loss experience and our assessment of future losses to be incurred relating to loans we have previously sold and which remain outstanding at the balance sheet date. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and periodically update our liability estimate.

Following is a summary of our Liability for losses under representation and warranties in the consolidated balance sheets:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$4,748	$760	$3,504	$449
Provisions for losses on loans sold	1,453	627	2,697	938
Incurred losses	(16)	—	(16)	—
Balance at end of period	$6,185	$1,387	$6,185	$1,387
Unpaid principal balance of mortgage loans subject to representations and warranties	$16,408,013	$2,957,747	$16,408,013	$2,957,747

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
During the period:
Unpaid balance of mortgage loans repurchased	$2,741	$—	$4,867	$—
Unpaid principal balance of mortgage loans put to correspondent lenders	$574	$—	$1,053	$—
At period end:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$296	$3,853	$296	$3,853

During the quarter and six months ended June 30, 2013, we repurchased mortgage loans with unpaid balances totaling $2.7 million and $4.9 million, respectively, and charged $16,000 in incurred losses relating to these repurchases against our liability for representations and warranties. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity to increase. As economic fundamentals change and as investor and Agency evaluation of their loss mitigation strategies, including claims under representations and warranties, change, the level of repurchase activity and ensuing losses will change, which may be material to us.

The level of the recourse liability is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans. Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current unpaid principal balance of loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties. We believe the amount and range of reasonably possible losses in relation to the recorded liability is not material to our financial condition or results of operations.

Our hedging activities relating to correspondent and retail lending primarily involve forward sales of our inventory and commitments to purchase mortgage loans as well as purchases of options to sell and options to purchase MBS.

Other loan production-related revenues

Loan origination fees increased $3.9 million and $9.3 million, respectively, in the quarter and six months ended June 30, 2013 compared to the same periods in 2012. The increase was due to growth in the volume of loans produced.

Loan fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the unpaid principal balance of the mortgage loans purchased.  The increase of $14.3 million and $36.5 million, respectively, in the fees during the quarter and six months ended June 30, 2013 compared to the same periods in 2012 is due to the substantial growth in the volume of Agency-eligible and jumbo mortgage loans PMT purchased in its correspondent lending activities.

Net servicing income

Set forth below is information about our loan servicing portfolio as of the dates indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Loans serviced at period end (unpaid principal balance):
Prime servicing:
Subserviced for our Advised Entities	$21,652,249	$12,920,209
Owned MSRs: Originated	16,294,547	8,992,602
Owned MSRs: Acquisitions	792,666	990,461
Mortgage loans held for sale	653,789	417,742
Total prime servicing	39,393,251	23,321,014
Special servicing:
Subserviced for our Advised Entities	3,857,124	3,559,893
Owned MSRs—Acquisitions	1,155,301	1,271,642
Total special servicing	5,012,425	4,831,535
Total loans serviced	$44,405,676	$28,152,549

Total loan servicing fees increased $13.2 million and $22.5 million, respectively, in the quarter and six months ended June 30, 2013 compared to the same period in 2012. The increase in the quarter and six months ended June 30, 2013 was due to an increase of $8.0 million and $14.2 million, respectively, in loan servicing fees from non-affiliates due to growth in our portfolio of loans serviced as a result of our ongoing sales of mortgage loans with servicing rights retained; an increase of $4.3 million and $8.0 million, respectively, in loan servicing fees from PMT due to growth in the volume of loans we subservice for PMT; and an increase of $1.5 million and $2.4 million, respectively, in ancillary fees due to growth in the portfolios of mortgage loans serviced, partially offset by a decrease in loan servicing fees from the Investment Funds of $708,000 and $2.1 million, respectively. This decrease was due to the decrease in the principal balance in the Investment Funds’ mortgage loan portfolios as these portfolios liquidate following the end of the related commitment periods on December 31, 2011.

Amortization, impairment and changes in fair value of MSRs have a significant effect on net servicing income, driven primarily by our monthly re-estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of amortization, impairment and changes in fair value will have an increasing influence on our net income. The fair value of MSRs is difficult to determine because MSRs are not actively traded in standalone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our income.

Our MSR valuation process combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow and prepayment assumptions used in our discounted cash flow model are based on market factors and include the historical performance of our MSRs, which we believe are consistent with assumptions and data used by market participants valuing similar MSRs.

The key assumptions used in the valuation of MSRs include mortgage prepayment and default rates of the underlying loans, the applicable discount rate, and cost to service loans. These variables can, and generally do, change from period to period as market conditions change. Therefore our estimate of the fair value of MSRs changes from period to period. Our valuation committee reviews and approves the fair value estimates of our MSRs.

We account for MSRs at either our estimate of the asset’s fair value with changes in fair value recorded in current period income or using the amortization method with the MSRs carried at the lower of amortized cost or estimated fair value based on whether we believe the underlying mortgages are sensitive to prepayments resulting from changing market interest rates. We have identified an initial mortgage interest rate of 4.5% for MSRs originated through our lending activities as the threshold for whether such mortgage loans are sensitive to changes in interest rates:

•                  Our risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ values.

•                  For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of the our lending operations, we have concluded that such assets present different risks than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Our risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. We have identified these assets for accounting using the amortization method.

Our MSRs are summarized by the basis on which we account for the assets below as of the dates presented:

Basis of Accounting	June 30, 2013	December 31, 2012
	(in thousands)
Fair value	$23,070	$19,798
Lower of amortized cost or fair value:
Amortized cost	$179,003	$92,155
Valuation allowance	(2,335)	(2,978)
Carrying value	$176,668	$89,177
Fair value	$194,529	$91,028

Total MSR:
Carrying value	$199,738	$108,975
Fair value	$217,599	$110,826
Unpaid balance of mortgage loans underlying MSRs	$18,242,514	$11,254,705
Average servicing fee rate (in basis points)
Amortized cost	28	28
Fair value	25	26
Fair value special servicing	50	50

Key assumptions used in determining the fair value of MSRs and estimates of the sensitivity of MSR values to changes in these assumptions as of the dates presented are as follows:

Purchased MSRs backed by distressed mortgage loans

	June 30, 2013		December 31, 2012
	Fair value	Amortized cost	Fair value	Amortized cost
	Range (Weighted average) (Carrying value, unpaid principal balance of underlying loans and effect on value amounts in thousands)
Carrying value	$10,978	$—	$12,370	$—

Unpaid principal balance of underlying loans	$1,155,301	—	$1,271,478	—
Weighted-average note rate	5.96%	—	6.01%	—
Weighted-average servicing fee rate (in basis points)	50	—	50	—

Discount rate	15.3% – 15.3%	—	15.3% – 15.3%	—
	(15.3%)	—	(15.3%)	—

Average life (in years)	4.9	—	5.0	—
Prepayment speed (1)	11.0% – 11.0%	—	10.7% – 10.7%	—
	(11.0%)	—	(10.7%)	—

Per-loan cost of servicing	$279 – $279	—	$270 – $270	—
	($279)	—	($270)	—

(1)                                 Prepayment speed is measured using CPR.

All other MSRs

	June 30, 2013		December 31, 2012
	Fair value	Amortized cost	Fair value	Amortized cost
	Range (Weighted average) (Carrying value, unpaid principal balance of underlying loans and effect on value amounts in thousands)
Carrying value	$12,092	$176,668	$7,428	$89,177

Unpaid principal balance of underlying loans	$1,327,754	$16,294,547	$1,166,765	$8,730,686
Weighted-average note rate	4.71%	3.52%	5.22%	3.65%
Weighted-average servicing fee rate (in basis points)	25	28	26	28

Pricing spread (1)	6.4% – 17.5%	5.4% – 14.1%	7.5% – 19.5%	7.5% – 16.5%
	(8.7%)	(7.5%)	(10.6%)	(9.8%)

Average life (in years)	0.2 – 14.4	2.7 – 6.9	0.2 – 14.4	2.5 – 6.9
	(6.5)	(6.7)	(5.0)	(6.6)
Prepayment speed (2)	8.7% – 76.2%	8.6% – 17.2%	9.0% – 84.2%	8.7% – 28.3%
	(11.3%)	(9.0%)	(19.2%)	(9.2%)

Per-loan cost of servicing	$68 – $115	$68 – $120	$68 – $140	$68 – $140
	($72)	($101)	($76)	($99)

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

                                 Significant changes to any of the key assumptions shown above in isolation could result in a significant change in the MSR fair value measurement. Changes in these key assumptions are not necessarily directly related. The sensitivity analyses, under Quantitative and Qualitative Disclosures about Market Risk in this document, are limited in that they were performed as of a particular point in time, only contemplate the movements in the indicated variables, do not incorporate changes in the variables in relation to other variables, are subject to the accuracy of various models and inputs used, and do not take into account other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by the Manager to account for changing circumstances. For these reasons, the sensitivity tables in the following pages should not be viewed as earnings forecasts.

Amortization, impairment and change in estimated fair value of mortgage servicing rights are summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
MSRs carried at lower of amortized cost or fair value:
Amortization	$4,251	$570	$7,346	$835
Recognition (Reversal) of impairment	(88)	841	(643)	784
Hedging losses	—	—	1,291	—
	4,163	1,411	7,994	1,619
MSRs carried at fair value:
Change in fair value	(973)	2,957	206	2,991
Total amortization, impairment and change in fair value	$3,190	$4,368	$8,200	$4,610

Amortization, impairment and change in estimated fair value of mortgage servicing rights decreased $1.2 million from $4.4 million to $3.2 million from the quarter ended June 30, 2012 to the quarter ended June 30, 2013 and increased $3.6 million from $4.6 million to $8.2 million from the quarter ended June 30, 2012 to the six months ended June 30, 2013.

The decrease in amortization, impairment and change in estimated fair value during the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012 was due to a $4.5 million shift from impairment and reduction in fair value to reversal of impairment from 2012 to 2013, arising from a shift from a declining interest rate environment through the first quarter of 2013 to a rising interest rate environment beginning in the second quarter of 2013. Decreasing interest rates and expectations for reduced interest rates encourage refinance activity and increase expectations of refinance activity, which in turn reduce the expected period and amount of net servicing income on which our estimates of MSR values are based.  Interest rates were decreasing in 2012 through early 2013 and have been increasing during the second quarter of 2013. As a result, previously recognized impairment has been reversing during the second quarter of 2013. The shift in valuation of our MSRs has been partially offset by increased amortization of our growing servicing asset.

The increase in amortization, impairment and change in estimated fair value of mortgage servicing rights for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is due to increased amortization expense resulting from the significant growth in our MSRs between the periods, along with hedging losses during the six months ended June 30, 2013.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Management Fees:
PennyMac Mortgage Investment Trust:
Base management fee	$4,575	$2,488	$8,940	$4,292
Performance incentive fee	3,880	—	6,007	—
	8,455	2,488	14,947	4,292
Investment Funds	1,974	2,368	3,888	4,757
	$10,429	$4,856	$18,835	$9,049

Carried Interest	$2,862	$2,110	$7,599	$3,899
Total management fees and carried interest	$13,291	$6,966	$26,434	$12,948

Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,244,181	$805,673	$1,244,181	$805,673
Investment Funds	561,790	616,793	561,790	616,793
	$1,805,971	$1,422,466	$1,805,971	$1,422,466

Management fees from PMT increased $6.0 million and $10.7 million, respectively, in the quarter and six months ended June 30, 2013 compared to the same periods in 2012. The increase was due primarily to:

•         Base management fees increased due to an increase in PMT’s shareholders’ equity upon which its management fee is based by $438.5 million or 54% from June 30, 2012 through June 30, 2013.

•         We recognized incentive fees of $3.9 million and $6.0 million for the quarter and six months ended June 30, 2013, respectively. These fees were not recognized during 2012. We recognized performance incentive fees during 2013 as a result of the amendment to our management agreement with PMT effective February 1, 2013, which changed the basis on which profitability is measured for incentive fee purposes. Under the amended agreement, profitability is primarily based on net income determined in compliance with U.S. GAAP. Previously, the agreement based profitability on U.S. GAAP net income generally excluding non-cash gains and losses.

Partially offsetting the increases in management fees from PMT, management fees from the Investment Funds decreased $394,000 and $869,000, respectively, in the quarter and six months ended June 30, 2013 compared to the same periods in 2012. The decrease was due to decreases in the Investment Funds’ net asset values as a result of continued distributions to the funds’ investors following the end of the Investment Funds’ commitment periods at December 31, 2011, which reduced the investment base on which the management fees are computed.

Carried Interest from Investment Funds increased $752,000 from $2.1 million to $2.9 million for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012 and increased $3.7 million from $3.9 million for the six months ended June 30, 2012 to $7.6 million for the six months ended June 30, 2013. The increase was primarily due to valuation gains in the Investment Funds’ loan portfolios as a result of increases in demand for distressed mortgage loans, improvements in the value of the loans as they proceed through the resolution process and continuing increases in collateral valuations for the properties underlying the Funds’ loans.

Other revenues

Interest income increased $2.3 million from $2.1 million for the quarter ended June 30, 2012, to $4.5 million for the quarter ended June 30, 2013 and increased $3.6 million from $2.6 million for the six months ended June 30, 2012 to $6.2 million for the six months ended June 30, 2013. The increase was due to the increase in our average inventory of mortgage loans held for sale as a result of the growth in our loan production activities, and primarily relates to the interest that we earned on mortgage loans during the period for which we held the loans pending sale.

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Dividends	$43	$42	$85	$83
Change in fair value	(363)	79	(318)	234
	$(320)	$121	$(233)	$317
Fair value of PMT shares at period end	$1,579	$1,480	$1,579	$1,480

Change in fair value of investment in and dividends received from PMT decreased $441,000 and $550,000, respectively, in the quarter and six months ended June 30, 2013 compared to the same periods in 2012.  The decreases were primarily due to decreases in the fair value of our investment in common shares of PMT as of June 30, 2013 as compared to the appreciation in value of our investment in common shares of PMT during 2012. During the periods ended June 30, 2013 and 2012, we held 75,000 common shares of PMT.

Expenses

Our compensation expense is summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Salaries and wages	$25,231	$14,100	$48,248	$24,949
Incentive compensation	11,957	3,882	19,704	7,045
Taxes and benefits	4,185	2,150	8,112	3,666
Stock and unit-based compensation	966	6,360	1,956	10,240
	$42,339	$26,492	$78,020	$45,900

Average headcount	1,246	646	1,219	573
Period-end headcount	1,356	694	1,356	694

Compensation expense increased $15.8 million from $26.5 million for the quarter ended June 30, 2012 to $42.3 million for the quarter ended June 30, 2013 and increased $32.1 million from $45.9 million for the six months ended June 30, 2012 to $78.0 million for the six months ended June 30, 2013. The increase was due to the development of and growth in our mortgage banking segment as well as growth in the level of assets managed and serviced for PMT, partially offset by decreases in unit-based compensation relating to PennyMac unit awards which were fully expensed during 2012. We expect stock-based compensation to increase in future quarters as a result of equity-based grants made on June 13, 2013. However, based on current outstanding equity award grants we do not expect to incur stock-based compensation expense at the level recorded during 2012.

Interest expense increased $3.1 million to $4.2 million during the quarter ended June 30, 2013 from $1.1 million during the quarter ended June 30, 2012 and increased $5.3 million from $2.2 million for the six months ended June 30, 2012 to $7.5 million for the six months ended June 30, 2013. The increase in interest expense reflects increases in borrowings incurred to finance the growth of our loan production activities and, to a lesser extent, to finance our servicing advances and a portion of our MSRs.

Professional services expense increased $1.8 million and $2.8 million, respectively, in the quarter and six months ended June 30, 2013 compared to the same periods in 2012. The increase was due to growth in the size of our operations.

Loan origination expense increased $2.0 million from $567,000 for the quarter ended June 30, 2012 to $2.5 million for the quarter ended June 30, 2013 and increased $4.3 million from $738,000 for the six months ended June 30, 2012 to $5.0 million for the six months ended June 30, 2013. The increase was due to growth in our loan origination volume and to changes in our fee structure which resulted in many of our fees being charged to correspondent lenders on an other-than pass-through basis. As a result of this change in structure, we recognized both the fee income and expense during 2013 as compared to “passing through” these items on a net basis during 2012.

Servicing expense increased $1.1 million and $1.7 million, respectively, in the quarter and six months ended June 30, 2013 compared to the same periods in 2012. The increase was due to growth in our mortgage servicing portfolio.

Technology expense increased $908,000 and $1.5 million, respectively, in the quarter and six months ended June 30, 2013 compared to the same periods in 2012. The increase was due to growth in the size of our operations.

Occupancy expense increased $295,000 and $403,000, respectively, in the quarter and six months ended June 30, 2013 compared to the same periods in 2012. The increase was primarily due to growth in the size of our operations.

Other expense increased $3.5 million and $6.3 million, respectively, in the quarter and six months ended June 30, 2013 compared to the same periods in 2012. The increase was due to growth in the size of our operations.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement.  The expense amounts presented in our income statement are net of these allocations.  Expense amounts allocated to PMT during the periods ended June 30, 2013 and 2012 are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Technology	$1,151	$195	$1,923	$258
Occupancy	633	323	1,100	483
Depreciation and amortization	351	125	637	187
Other	840	229	1,606	303
Total expenses	$2,975	$872	$5,266	$1,231

The amount of total expenses that we allocated to PMT increased $2.1 million from $872,000 in the quarter ended June 30, 2012 to $3.0 million for the quarter ended June 30, 2013 and increased $4.0 million from $1.2 million for the six months ended June 30, 2012 to $5.3 million for the six months ended June 30, 2013. The increase was due to growth in our overhead expenses, along with an increase of PMT’s assets in relation to the total assets that we manage, resulting in a larger portion of our overhead expenses being allocated to PMT.

Provision for Income Taxes

For the quarter and six months ended June 30, 2013, our effective tax rates were 4.1% and 1.9%, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unit holders. As the noncontrolling unit holders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash and short-term investments	$194,616	$65,487
Mortgage loans held for sale at fair value	656,341	448,384
Servicing advances	94,791	93,152
Receivable from Advised Entities	19,712	20,363
Carried Interest due from Investment Funds	55,322	47,723
Mortgage servicing rights	199,738	108,975
Other assets	60,260	48,079
Total assets	$1,280,780	$832,163

LIABILITIES
Borrowings	$547,636	$446,547
Payable to Advised Entities	89,057	83,574
Other liabilities	87,943	40,292
Total liabilities	724,636	570,413
EQUITY	556,144	261,750
Total liabilities and equity	$1,280,780	$832,163

Total assets increased $448.6 million from $832.2 million at December 31, 2012 to $1.3 billion at June 30, 2013. The increase was primarily due to an increase of $208.0 million in mortgage loans held for sale at fair value due to growth in our correspondent lending operations, along with an increase of $90.8 million in our MSR balances. Our cash and short term investment balances increased by $129.1 million reflecting the proceeds from our IPO and margin cash posted from our derivative counterparties, partially offset by our use of the IPO proceeds to pay down our repurchase agreement borrowings which reduced the percentage of our assets being financed.

Total liabilities increased by $154.2 million from $570.4 million as of December 31, 2012 to $724.6 million as of June 30, 2013. The increase was primarily attributable to an increase in borrowings of $101.1 million, made to partially fund the growth in mortgage loans held for sale.

Cash Flows

Comparison of Quarters ended June 30, 2013 and 2012

Our cash flows resulted in a net increase in cash of $26.1 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The positive cash flows arose primarily due to our initial public offering during the period. Cash used in operating activities totaled $156.6 million during the six months ended June 30, 2013. The cash flows in operating activities were primarily due to growth of our mortgage loans held for sale portfolio as origination and purchases of loans exceeded loan sales by $199.4 million.

Net cash used in investing activities was $108.3 million during the six months ended June 30, 2013. This use of cash reflects an increase in short-term investments due to the liquidity provided by the IPO.

Net cash provided by financing activities was $291.1 million during the six months ended June 30, 2013. Cash provided by financing activities was primarily due to the IPO which raised $216.8 million net of underwriting and offering costs, and increased borrowings under our mortgage loans sold under agreements to repurchase of $106.9 million resulting from the increase in our level of inventory of mortgage loans held for sale at June 30, 2013 as compared to December 31, 2012.

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

Our repurchase agreements represent the sales of mortgage loans together with agreements for us to buy back the mortgage loans at a later date. During the six months ended June 30, 2013, the average balance outstanding under agreements to repurchase mortgage loans totaled $344.3 million, and the maximum daily amount outstanding under such agreements totaled $623.5 million. During the six months ended June 30, 2012, the average balance outstanding under agreements to repurchase mortgage loans totaled $109.7 million, and the maximum daily amount outstanding under such agreements totaled $236.3 million.

The difference between the maximum and average daily amounts outstanding was due to increases in the sizes and utilization of our existing facilities, all in support of the growth in our mortgage loan production, investments and correspondent lending activities.

All of our borrowings discussed above have short-term maturities. The transactions relating to mortgage loans under agreements to repurchase mature between January 2, 2014 and the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination and provide for the repurchase from major financial institution counterparties based on the estimated fair value of the mortgage loans sold. Our note payable secured by mortgage servicing rights and loan servicing advances at fair value has a maturity date that is the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

PLS’s debt financing agreements require it to comply with various financial covenants. The most significant financial covenants currently include the following:

•                  positive net income during each calendar quarter;

•                  a minimum in unrestricted cash and cash equivalents of $20 million;

•                  a minimum tangible net worth of $90 million;

•                  a maximum ratio of total liabilities to tangible net worth of 10:1; and

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2013, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of June 30, 2013, we had on-balance sheet contractual obligations of $500.4 million to finance assets under agreements to repurchase with maturities between July 25, 2013 and the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination. We also had a contractual obligation of $47.2 million relating to a note payable secured by mortgage servicing rights and loan servicing advances at fair value and with a maturity date that is the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination. We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from PMT	$1,505,403	$1,505,403	$—	$—	$—
Commitments to fund mortgage loans	261,911	261,911	—	—	—
Commitments to sell mortgage loans	4,226,940	4,226,940	—	—	—
Software licenses (1)	7,778	3,457	4,321	—	—
Office leases	13,890	3,353	7,979	2,558	—
Loans sold under agreements to repurchase	500,427	500,427	—	—	—
Note payable	47,209	47,209	—	—	—
Total	$6,563,558	$6,548,700	$12,300	$2,558	$—

(1)                                 Software licenses include both volume and activity-based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $452,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 157,000 at June 30, 2013. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the quarter ended June 30, 2013, software license fees totaled $2.8 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2013:

Counterparty	Amount at risk	Weighted-average maturity of advances under repurchase agreement	Facility Maturity
	(in thousands)
Bank of America, N.A.	$31,137	September 15, 2013	January 2, 2014
Citibank, N.A.	$50,006	July 25, 2013	July 25, 2013
Credit Suisse First Boston Mortgage Capital LLC	$69,006	September 13, 2013	(1)

(1)   The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of June 30, 2013, we were in compliance in all material respects with these covenants.

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

All of PLS’s borrowings discussed above have short-term maturities that expire as follows:

Counterparty (1)	Outstanding Indebtedness (2)	Committed Amount	Maturity Date
	(in thousands)
Bank of America, N.A.	$236,384	$300,000	January 2, 2014
Citibank, N.A.	$93,657	$150,000	July 25, 2013
Credit Suisse First Boston Mortgage Capital LLC	$170,386	$300,000	(3)
Credit Suisse First Boston Mortgage Capital LLC	$47,209	$117,000	(3)

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

(2)         Represents outstanding indebtedness reduced by cash collateral as of June 30, 2013.

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

Prepayment Risk

To the extent that the actual prepayment rate on the mortgage loans underlying our MSRs differs from what we projected when we initially recognized the MSRs and when we measured fair value as of the end of each reporting period, the carrying value of our investment in MSRs will be affected. In general, a decline in the principal balances of the loans underlying our MSRs or an increase in prepayment expectations will accelerate the amortization and may result in impairments of our MSRs accounted for using the amortization method and decrease our estimates of the fair value of both the MSRs accounted for using the amortization method and those accounted for using the fair value method, thereby reducing net servicing income.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of June 30, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$211,822	$202,838	$198,604	$190,606	$186,827	$179,670
Change in fair value:
$	$17,293	$8,309	$4,075	$(3,923)	$(7,703)	$(14,859)
%	8.89%	4.27%	2.09%	-2.02%	-3.96%	-7.64%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$211,208	$202,577	$198,484	$190,707	$187,009	$179,968
Change in fair value:
$	$16,678	$8,048	$3,955	$(3,823)	$(7,520)	$(14,562)
%	8.57%	4.14%	2.03%	-1.97%	-3.87%	-7.49%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$202,305	$198,417	$196,473	$192,585	$190,641	$186,753
Change in fair value:
$	$7,776	$3,888	$1,944	$(1,944)	$(3,888)	$(7,776)
%	4.00%	2.00%	1.00%	-1.00%	-2.00%	-4.00%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of June 30, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$13,048	$12,552	$12,318	$11,837	$11,662	$11,262
Change in fair value:
$	$957	$461	$226	$(218)	$(429)	$(830)
%	7.91%	3.81%	1.87%	-1.81%	-3.55%	-6.86%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$13,386	$12,712	$12,395	$11,800	$11,520	$10,991
Change in fair value:
$	$1,295	$620	$304	$(292)	$(572)	$(1,100)
%	10.71%	5.13%	2.51%	-2.41%	-4.73%	-9.10%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$12,534	$12,313	$12,202	$11,981	$11,870	$11,649
Change in fair value:
$	$443	$221	$111	$(111)	$(221)	$(443)
%	3.66%	1.83%	0.92%	-0.92%	-1.83%	-3.66%

The following tables summarize the estimated change in fair value of purchased MSRs backed by distressed mortgage loans accounted for using the fair value method as of June 30, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$12,229	$11,573	$11,269	$10,701	$10,437	$9,941
Change in fair value:
$	$1,251	$595	$290	$(277)	$(542)	$(1,037)
%	11.39%	5.42%	2.64%	-2.52%	-4.93%	-9.44%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$12,028	$11,499	$11,239	$10,725	$10,478	$10,001
Change in fair value:
$	$1,049	$521	$261	$(254)	$(500)	$(977)
%	9.56%	4.74%	2.38%	-2.31%	-4.55%	-8.90%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$12,048	$11,513	$11,246	$10,711	$10,444	$9,909
Change in fair value:
$	$1,070	$535	$267	$(267)	$(535)	$(1,070)
%	9.74%	4.87%	2.44%	-2.44%	-4.87%	-9.74%

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

Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. There are a number of factors, many of which are beyond our control that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

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

•      Difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 66 to 69 of this Report is incorporated herein by reference.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2013. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2013, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of June 30, 2013, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in our final prospectus dated May 8, 2013 included as part of it Registration Statement on Form S-1, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2013, the SEC declared effective our Registration Statement on Form S-1, as amended (File No. 333-186495) (the “Registration Statement”), relating to its underwritten initial public offering of up to 12,777,777 shares of Class A Common Stock, par value $0.0001 per share, including up to 1,666,666 shares issuable pursuant to an overallotment option granted to the underwriters.

In connection with the initial public offering, we and PennyMac consummated a recapitalization (“Recapitalization”), pursuant to which PennyMac and its existing unitholders entered into that certain Fourth Amended and Restated Limited Liability Company Agreement, dated May 8, 2013.  As a result of the Recapitalization, we became the sole managing member of PennyMac and the capital structure of PennyMac was modified by converting all existing classes of units into new Class A units.  The allocation of Class A units among PennyMac’s existing owners was determined pursuant to the distribution provisions of its former limited liability company agreement based upon the liquidation value of PennyMac, assuming it was liquidated at the time of the initial public offering of Class A Common Stock with a value implied by the initial public offering price of the shares of Class A Common Stock sold in our initial public offering.

Our initial public offering of Class A Common Stock commenced as of May 8, 2013 after the Registration statement was declared effective, and did not terminate before all of the securities registered pursuant to the Registration Statement were sold.  On May 14, 2013, we completed the initial public offering of all such shares at a price to the public of $18.00 per share, resulting in net proceeds to us of approximately $216.8 million after deducting underwriting discounts and commissions to be approximately $13.2 million.  The syndicate of underwriters was led by Citigroup Global Markets, Inc., BofA Merrill Lynch, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., acting as joint book-running managers for the offering. Barclays Capital Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, and Wells Fargo Securities, LLC acted as co-managers.  No payments were made by us to directors, officers, general partners of PFSI or their associates, to persons owning ten percent or more of its Class A Common Stock, or to our affiliates.

Upon the completion of the initial public offering and as contemplated in the Registration Statement, we used the net proceeds from the offering to purchase 12,777,777 million newly issued Class A units of PennyMac at a price per Class A unit of $16.875. There has been no material change in the planned use by PennyMac of these proceeds as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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

10.16		Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services LLC and PennyMac Corp. (incorporated by reference to

Exhibit Number	Exhibit Description
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

10.31	Amendment No. 1 to Master Repurchase Agreement, dated as of July 21, 2011, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company,

Exhibit Number		Exhibit Description
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

31.1		Certification of Stanford L. Kurland pursuant to Rule 13a — 14(a)/15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Anne D. McCallion pursuant to Rule 13a — 14(a)/15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Stanford L. Kurland pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Anne D. McCallion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	**

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the quarters ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Members’ Equity for the quarters ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: August 14, 2013	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: August 14, 2013	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer