Form 10-Q
period 2013-09-30
PENNYMAC FINANCIAL SERVICES, INC.
filed 2013-11-14
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2013
Class A Common Stock, $0.0001 par value	18,887,777
Class B Common Stock, $0.0001 par value	61

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2013	2012
	(in thousands, except share data)
ASSETS
Cash	$56,398	$12,323
Short-term investments at fair value	127,487	53,164
Mortgage loans held for sale at fair value (includes $522,031 and $438,850 pledged to secure mortgage loans sold under agreements to repurchase)	530,248	448,384
Servicing advances (includes $6,865 and $7,430 pledged to secure note payable)	105,344	93,152
Derivative assets	24,066	27,290
Carried Interest due from Investment Funds	58,134	47,723
Investment in PennyMac Mortgage Investment Trust at fair value	1,701	1,897
Mortgage servicing rights at lower of amortized cost or fair value (includes $216,463 and $88,587 pledged to secure note payable)	226,090	89,177
Mortgage servicing rights at fair value (includes $10,125 and $12,370 pledged to secure note payable)	26,768	19,798
Receivable from Investment Funds	2,541	3,672
Receivable from PennyMac Mortgage Investment Trust	20,030	16,691
Furniture, fixtures, equipment and building improvements, net	8,498	5,065
Capitalized software, net	743	795
Deferred tax asset	54,530	—
Other	11,806	13,032
Total assets	$1,254,384	$832,163
LIABILITIES
Mortgage loans sold under agreements to repurchase	$387,883	$393,534
Note payable	56,775	53,013
Excess servicing spread financing at fair value	2,857	—
Derivative liabilities	5,776	509
Accounts payable and accrued expenses	53,355	36,279
Payable to Investment Funds	36,424	36,795
Payable to PennyMac Mortgage Investment Trust	55,523	46,779
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	58,615	—
Liability for losses under representations and warranties	7,215	3,504
Total liabilities	664,423	570,413

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A Common Stock, par value $0.0001 per share, 200,000,000 shares authorized, 18,887,777 issued and outstanding at September 30, 2013	$2	$—
Class B Common Stock, par value $0.0001 per share, 1,000 shares authorized, 61 issued and outstanding at September 30, 2013	—	—
Additional paid-in capital	136,484	—
Retained earnings	7,990	—
Total PennyMac Financial Services, Inc. stockholders’ equity	144,476	—
Members’ equity related to Private National Mortgage Acceptance Company, LLC	—	261,750
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	445,485	—
Total equity	589,961	261,750
Total liabilities and stockholders’ equity	$1,254,384	$832,163

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenue
Net gains on mortgage loans held for sale at fair value	$25,949	$39,760	$108,560	$68,487
Loan origination fees	6,280	2,752	18,260	5,439
Fulfillment fees from PennyMac Mortgage Investment Trust	18,327	17,258	68,625	31,097
Net servicing income:
Loan servicing fees
From non-affiliates	14,596	2,154	35,397	8,776
From PennyMac Mortgage Investment Trust	10,738	4,600	27,251	13,163
From Investment Funds	1,813	2,484	6,060	9,130
Mortgage servicing rebate (to) from Investment Funds	(362)	135	(535)	(360)
Ancillary and other fees	2,777	1,153	7,700	3,661
	29,562	10,526	75,873	34,370
Amortization, impairment and change in estimated fair value of mortgage servicing rights	(8,163)	(4,414)	(16,363)	(9,024)
Net servicing income	21,399	6,112	59,510	25,346
Management fees:
From PennyMac Mortgage Investment Trust	8,539	3,672	23,486	7,964
From Investment Funds	2,001	2,442	5,889	7,199
	10,540	6,114	29,375	15,163
Carried Interest from Investment Funds	2,812	3,355	10,411	7,254
Net interest income (expense):
Interest income	5,093	1,914	11,310	4,491
Interest expense	4,156	2,042	11,686	4,226
	937	(128)	(376)	265
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	165	314	(68)	630
Other	785	695	1,842	1,886
Total net revenue	87,194	76,232	296,139	155,567
Expenses
Compensation	35,830	31,856	113,850	77,756
Professional services	2,831	1,287	7,901	3,538
Loan origination	2,802	1,787	7,825	1,803
Technology	2,587	1,057	6,203	3,161
Servicing	1,931	999	5,072	2,438
Occupancy	796	394	1,883	1,078
Other	5,500	989	12,966	2,890
Total expenses	52,277	38,369	155,700	92,664
Income before provision for income taxes	34,917	37,863	140,439	62,903
Provision for income taxes	3,493	—	5,531	—
Net income	31,424	$37,863	134,908	$62,903
Less: Net income attributable to noncontrolling interest	26,227		126,918
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$5,197		$7,990

Earnings per common share
Basic	$0.29		$0.50
Diluted	$0.28		$0.50
Weighted-average common shares outstanding
Basic	17,958		16,042
Diluted	75,876		75,867

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	PennyMac Financial Services, Inc. Stockholders							Noncontrolling interest in Private
	Number of Shares		Common stock		Additional	Retained	Members’	National Mortgage Acceptance
	Class A	Class B	Class A	Class B	paid-in capital	earnings	equity	Company, LLC	Total equity
	(in thousands)
Balance at December 31, 2011	—	—	$—	$—	$—	$—	$123,915	$—	$123,915
Capital:
Contributions	—	—	—	—	—	—	15,058	—	15,058
Redemptions	—	—	—	—	—	—	(6)	—	(6)
Distributions	—	—	—	—	—	—	(11,369)	—	(11,369)
Unit-based compensation expense	—	—	—	—	—	—	13,880	—	13,880
Net income	—	—	—	—	—	—	62,903	—	62,903
Balance at September 30, 2012	—	—	$—	$—	$—	$—	$204,381	$—	$204,381

Balance at December 31, 2012	—	—	$—	$—	$—	$—	$261,750	$—	$261,750
Capital:
Distributions	—	—	—	—	—	—	(19,623)	—	(19,623)
Unit-based compensation expense	—	—	—	—	—	—	238	—	238
Partner capital issuance costs	—	—	—	—	—	—	(3,745)	—	(3,745)
Net income	—	—	—	—	—	—	76,834	—	76,834
Exchange of existing member units to Class A units of Private National Mortgage Acceptance Company, LLC	—	—	—	—	—	—	(315,454)	315,454	—
Balance post-reorganization	—	—	—	—	—	—	—	315,454	315,454
Issuance of common shares in initial public offering, net of issuance costs	12,778	—	1	—	229,999	—	—	—	230,000
Underwriting and offering costs	—	—	—	—	(13,290)	—	—	(196)	(13,486)
Dilution assumed with IPO	—	—	—	—	(127,160)	—	—	127,160	—
Stock-based compensation expense	—	—	—	—	891	—	—	1,265	2,156
Distributions	—	—	—	—	—	—	—	(3,395)	(3,395)
Net income	—	—	—	—	—	7,990	—	50,084	58,074
Tax related impact to exchange of Class A Units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	—	—	—	1,158	—	—	—	1,158
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	6,110	—	1	—	44,886	—	—	(44,887)	—
Balance at September 30, 2013	18,888	—	$2	$—	$136,484	$7,990	$—	$445,485	$589,961

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2013	2012
	(in thousands)
Cash flow from operating activities:
Net income	$134,908	$62,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on mortgage loans held for sale at fair value	(108,560)	(68,487)
Accrual of servicing rebate to Investment Funds	535	360
Amortization, impairment and change in fair value of mortgage servicing rights	16,363	9,024
Carried Interest from Investment Funds	(10,411)	(7,255)
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	196	(506)
Change in fair value of real estate acquired in settlement of loans	22	—
Stock and unit-based compensation expense	2,394	13,880
Amortization of debt issuance costs and commitment fees relating to financing facilities	3,714	1,261
Depreciation and amortization	594	389
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(12,429,698)	(5,111,185)
Originations of mortgage loans held for sale	(895,405)	(304,402)
Sale and principal payments of mortgage loans held for sale	13,210,810	5,112,530
Increase in servicing advances	(12,192)	(12,989)
Increase in prepaid expenses	(9,094)	(3,457)
Repurchase of real estate acquired in settlement of loans subject to representations and warranties	(309)	—
Sale of real estate acquired in settlement of loans subject to representations and warranties	287	—
Decrease in receivable from Investment Funds	596	3,674
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(1,790)	2,528
Decrease (increase) in other assets	4,087	(2,962)
Increase in accounts payable and accrued expenses	17,060	15,695
(Decrease) increase in payable to Investment Funds	(371)	4,821
Increase in payable to PennyMac Mortgage Investment Trust	8,158	10,325
Net cash used in operating activities	(68,106)	(273,853)

Cash flow from investing activities:
Net (increase) decrease in short-term investment	(74,323)	12,625
Purchase of mortgage servicing rights	(5,124)	—
Sale of mortgage servicing rights	550	—
Purchase of furniture, fixtures, equipment and building improvements	(4,719)	(2,495)
Acquisition of capitalized software	(242)	(379)
Increase in margin deposits and restricted cash	5,349	(27,524)
Net cash used in investing activities	(78,509)	(17,773)

Cash flow from financing activities:
Sale of loans under agreements to repurchase	12,225,201	4,924,895
Repurchase of loans sold under agreements to repurchase	(12,230,851)	(4,641,117)
Increase in note payable	3,762	15,433
Issuance of excess servicing spread financing	2,828	—
Issuance of common stock	230,000	—
Payment of common stock underwriting and offering costs	(13,486)	—
Payment by noncontrolling interest of common stock issuance costs	(3,745)	—
Noncontrolling interest repayments of partners’ capital contributions	—	15,058
Noncontrolling interest collection of subscriptions receivable	—	(6)
Noncontrolling interest distributions	(23,019)	(11,368)
Net cash provided by financing activities	190,690	302,895
Net increase in cash	44,075	11,269
Cash at beginning of period	12,323	16,465
Cash at end of period	$56,398	$27,734

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage lending (including correspondent lending and retail lending) and loan servicing. The investment management activities and a portion of the loan servicing activities are conducted on behalf of investment vehicles that invest in residential mortgage loans and related assets. PennyMac’s primary wholly-owned subsidiaries are:

•                  PNMAC Capital Management, LLC (“PCM”) — a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM enters into investment management agreements with entities that invest in residential mortgage loans and related assets.

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

•                  PennyMac Loan Services, LLC (“PLS”) — a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates or the Advised Entities, originates new prime credit quality residential mortgage loans, and engages in other mortgage banking activities for its own account and the account of PMT.

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

•                  PNMAC Opportunity Fund Associates, LLC (“PMOFA”) — a Delaware limited liability company and the general partner of the Master Fund. PMOFA is entitled to incentive fees representing allocations of profits (“Carried Interest”) from the Master Fund.

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

Before the IPO, PennyMac completed a reorganization by amending its limited liability company agreement to convert all classes of ownership interests held by its existing owners to a single class of common units. The conversion of existing interests was based on the various interests’ liquidation priorities as specified in PennyMac’s prior limited liability company agreement. In connection with that reorganization, PFSI became the sole managing member of PennyMac.

After the completion of the recapitalization and reorganization transactions, PennyMac is a consolidated subsidiary of the Company, accordingly, PennyMac’s consolidated financial statements are the Company’s historical financial statements. The historical consolidated financial statements of PennyMac are reflected herein based on the historical ownership interests of the existing owners of PennyMac.

Tax Receivable Agreement

As part of the IPO, PFSI entered into an Exchange Agreement with PennyMac’s existing owners whereby the existing owners may exchange their PennyMac units for PFSI stock. Before 2013, PennyMac made an election pursuant to Section 754 of the Internal Revenue Code which remains in effect. An exchange results in a special adjustment for PFSI that may increase PFSI’s tax basis of the assets of PennyMac that otherwise would not have been available. These increases in tax basis may reduce the amount of income tax that PFSI would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

PFSI entered into a tax receivable agreement with PennyMac’s existing unitholders that will provide for the payment by PFSI to PennyMac exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis resulting from exchanges and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless PFSI exercises its right to terminate the tax receivable agreement.  In the event of termination of the tax receivable agreement, the Company would be required to make an immediate payment equal to the present value of the anticipated future net tax benefits, which upfront payment may be made years in advance of the actual realization of such future benefits.

Basis of presentation

The Company’s unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. The information included in this quarterly report on Form 10-Q should be read with the financial statements and accompanying notes included herein.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2013.

Reclassification of previously presented balances

Net interest income:

           Interest expense is presented along with Interest income as a new caption of Net interest income to better reflect our results due to growth in the Company’s portfolio of interest-earning assets.  Previously, Interest expenses were included within Total expenses whereby, the balance is presented within Total net revenue during the three and nine months ended September 30, 2013 and 2012.

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees charged to these entities (comprised of management fees, loan servicing fees and loan servicing rebates, Carried Interest and fulfillment fees from PMT) totaled 50% and 45% of total net revenues for the quarters ended September 30, 2013 and 2012, respectively, and 48% for both the nine month periods ended September 30, 2013 and 2012.

Note 3—Significant Accounting Policies

The Company’s updated accounting policies are summarized below.

Stock-Based Compensation

The Company’s 2013 Equity Incentive Plan provides for awards of nonstatutory and incentive stock options (“Stock Options”), time-based restricted stock units, performance-based restricted stock units, stock appreciation rights, performance units and stock grants. The Company estimates the value of the Stock Options, time-based restricted stock units and performance-based restricted stock units awarded with reference to the value of its underlying common stock on the date of the award. Compensation costs are fixed, except for performance-based restricted stock units, at the estimated fair value as of the award date as all grantees are employees and directors of the Company or PennyMac. The Company amortizes the cost of time-based restricted stock unit awards to compensation expense over the vesting period using the graded vesting method. The Company amortizes performance-based restricted stock unit awards on a straight-line basis over the vesting period.  Expense relating to awards is included in Compensation in the consolidated statements of income.

Income Taxes

As a result of the PennyMac recapitalization and reorganization, the Company expects to benefit from amortization and other tax deductions due to an increase in tax basis due to the exchange of PennyMac Class A units. Those deductions will be allocated to the Company and will be taken into account in reporting the Company's taxable income. The Company has entered into an agreement with the unitholders of PennyMac that will provide for the additional payment by the Company to exchanging unitholders of PennyMac equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that PFSI realizes due to (i) increases in tax basis resulting from exchanges of the then-existing unitholders and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

The effect on deferred taxes of a change in tax rates is recognized as income in the period in which the change occurs.  A valuation allowance is established if, in management’s judgment, it is not more likely than not that the deferred tax asset will be realized.

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

Following is a summary of the base management and performance incentive fees earned from PMT for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Base management fee	$5,104	$3,672	$14,043	$7,964
Performance incentive fee	3,435	—	9,443	—
	$8,539	$3,672	$23,486	$7,964

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

•                  The base servicing fees for non-distressed loans subserviced by the Company on PMT’s behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on PMT’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these loans become delinquent, the Company is entitled to an additional servicing fee per loan falling within a range of $10 to $75 per month based on the delinquency, bankruptcy and foreclosure status of the loan or the related underlying real estate. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

•                  The Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because PMT does not have any employees or infrastructure. For these services, the Company receives a supplemental fee of $25 per month for each distressed whole loan and $3.25 per month for each non-distressed subserviced loan. The Company is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in performance of its servicing obligations.

•                  The Company, on behalf of PMT, currently participates in the Home Affordable Modification Program (“HAMP”) of the U.S. Department of the Treasury and U.S. Department of Housing and Urban Development (“HUD”) (and other similar mortgage loan modification programs).  HAMP establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles the Company to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to the Company under HAMP in connection with a mortgage loan modification for which PMT previously paid the Company a modification fee, the Company shall reimburse PMT an amount equal to the incentive payments.

Following is a summary of mortgage loan servicing fees earned from PMT for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Loan servicing fees:
Base	$7,139	$3,518	$19,005	$9,656
Activity-based	3,599	1,082	8,246	3,507
	$10,738	$4,600	$27,251	$13,163

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

The Company is entitled to a fulfillment fee based on the type of mortgage loan that PMT acquires and equal to a percentage of the unpaid principal balance of such mortgage loan. Presently, the applicable percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans salable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, (iii) 0.80% for the U.S. Department of the Treasury and HUD’s Home Affordable Refinance Program (“HARP”) mortgage loans with a loan-to-value ratio of 105% or less, (iv) 1.20% for HARP mortgage loans with a loan-to-value ratio of greater than 105%, and (v) 0.50% for all other mortgage loans not contemplated above; provided, however, that the Company may, in its sole discretion, reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction may only be credited to the reimbursement applicable to the month in which the related mortgage was funded.

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

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking and warehouse services agreement, the Company currently purchases loans salable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind to PMT at its cost less fees collected by PMT from the seller, plus accrued interest and a sourcing fee of three basis points.

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

Following is a summary of correspondent lending activity between the Company and PMT for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Sourcing fees paid	$1,204	$747	$3,563	$1,448
Fulfillment fee revenue	$18,327	$17,258	$68,625	$31,097
Unpaid principal balance of loans fulfilled for PMT	$3,681,771	$2,488,443	$12,792,482	$4,828,117
Fair value of loans purchased from PMT	$4,147,535	$2,650,097	$12,429,698	$5,111,185

Investment Activities

Pursuant to the terms of a mortgage servicing rights (“MSR”) recapture agreement, as amended, if the Company refinances through its retail lending business loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey to one of PMT’s wholly-owned subsidiaries, without cost to PMT, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have a total unpaid principal balance that is not less than 30% of the total unpaid principal balance of all the loans so originated. Where the fair market value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair market value in lieu of transferring such MSRs. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods. The Company recorded MSR recapture totaling $86,000 and $586,000 for the quarter and nine months ended September 30, 2013, respectively, as a component of gain on mortgage loans held for sale.

Pursuant to the terms of a master spread acquisition and MSR servicing agreement, as amended, PMT may acquire from the Company the rights to receive certain excess servicing spread arising from MSRs acquired by the Company, in which case the Company generally would be required to service or subservice the related mortgage loans. The terms of each transaction under the spread acquisition and MSR servicing agreement will be subject to the terms of such agreement as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

Payable to Exchanged Private National Mortgage Acceptance Company, LLC Unitholders Under Tax Receivable Agreement

As discussed in Note 1, the Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by PFSI to PennyMac’s then-existing unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis resulting from exchanges of the then-existing unitholders and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchange during the period, the Company has recorded a $58.6 million liability and has not made a payment under the tax sharing agreement as of September 30, 2013.

Other Transactions

In connection with the IPO of PMT’s common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse the Company for the $2.9 million payment that it made to the underwriters in such offering (the “Conditional Reimbursement”) if PMT satisfied certain performance measures over a specified period of time. Effective February 1, 2013, PMT amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company received payments from PMT totaling $388,000 and $601,000 during the quarter and nine months ended September 30, 2013, respectively.

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

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Reimbursement of expenses incurred on PMT’s behalf	$1,934	$555	$3,767	$2,420
Reimbursement of common overhead incurred by PCM and its affiliates	2,552	1,244	8,359	2,474
	$4,486	$1,799	$12,126	$4,894

Payments and settlements during the period (1)	$29,315	$12,239	$94,606	$28,896

(1)         Payments and settlements include payments for management fees and correspondent lending activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from PMT are summarized below as of the dates presented:

	September 30, 2013	December 31, 2012
	(in thousands)
Management fees	$8,539	$4,473
Servicing fees	5,152	3,670
Underwriting fees	2,131	2,941
Allocated expenses	4,208	1,132
Loan purchases	—	4,475
	$20,030	$16,691

The Company also holds an investment in PMT in the form of 75,000 common shares of beneficial interest as of September 30, 2013 and December 31, 2012. The shares had fair values of $1.7 million and $1.9 million as of September 30, 2013 and December 31, 2012, respectively.

Investment Funds

Amounts due from the Investment Funds are summarized below for the dates presented:

	September 30, 2013	December 31, 2012
	(in thousands)
Receivable from Investment Funds:
Loan servicing fees	$47	$1,052
Loan servicing rebate	(123)	(239)
Management fees	2,001	2,164
Expense reimbursements	616	695
	$2,541	$3,672
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$36,357	$29,785
PNMAC Mortgage Opportunity Fund Investors, LLC	21,777	17,938
	$58,134	$47,723

Amounts due to the Investment Funds totaling $36.4 million and $36.8 million represent amounts advanced by the Investment Funds to fund servicing advances made by the Company as of September 30, 2013 and December 31, 2012, respectively.

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

The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units and the exchangeable PennyMac Class A units. The diluted earnings per share calculation assumes the exchange of these PennyMac Class A partnership units for shares of common stock. Accordingly, the numerator is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the tax effect of such exchange.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30, 2013	Nine months ended September 30, 2013
	(in thousands, except per share amounts)

Basic earnings per share of common stock:
Net income attributable to common stockholders	$5,197	$7,990
Weighted-average shares outstanding	17,958	16,042
Basic earnings per share	$0.29	$0.50

Diluted earnings per share of common stock:
Net income	$5,197	$7,990
Effect of net income attributable to noncontrolling interest, net of tax	15,685	29,595
Diluted net income attributable to common stockholders	$20,882	$37,585
Weighted-average common stock outstanding	17,958	16,042
Dilutive potential exchangeable PennyMac Class A common units to common stock	57,888	59,804
Dilutive potential common stock—issuable under stock-based compensation plans	30	21
Diluted weighted-average common stock outstanding	75,876	75,867
Diluted earnings per share of common stock	$0.28	$0.50

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

The following table summarizes cash flows between the Company and transferees upon sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans (primarily the obligation to service the loans on behalf of the loans’ owners or owners’ agents):

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cash flows:
Sales proceeds	$4,515,106	$2,654,125	$13,210,810	$5,112,530
Servicing fees received	$16,403	$3,940	$38,104	$8,327
Net servicing advances	$(717)	$1,009	$(4,375)	$2,191
Quarter-end information:
Unpaid principal balance of loans outstanding at period-end	$22,776,613	$6,444,618	$22,776,613	$6,444,618
Loans delinquent 30-89 days	$380,070	$93,069	$380,070	$93,069
Loans delinquent 90 or more days or in foreclosure or bankruptcy	$247,269	$39,950	$247,269	$39,950

The Company’s mortgage servicing portfolio is summarized as follows:

	September 30, 2013
	Servicing rights owned	Contract servicing and subservicing	Total loans serviced
	(in thousands)
Affiliated entities	$—	$29,555,254	$29,555,254
Agencies	21,725,393	—	21,725,393
Private investors	1,051,220	50,379	1,101,599
Mortgage loans held for sale	490,088	—	490,088
	$23,266,701	$29,605,633	$52,872,334
Amount subserviced for the Company	$42,201	$554,070	$596,271
Delinquent mortgage loans:
30 days	$307,399	$265,806	$573,205
60 days	85,367	114,390	199,757
90 days or more	168,468	1,422,071	1,590,539
	561,234	1,802,267	2,363,501
Loans pending foreclosure	69,889	1,611,708	1,681,597
	$631,123	$3,413,975	$4,045,098
Custodial funds managed by the Company (1)	$389,267	$266,285	$655,552

	December 31, 2012
	Servicing rights owned	Contract servicing and subservicing	Total loans serviced
	(in thousands)
Affiliated entities	$—	$16,552,939	$16,552,939
Agencies	9,860,284	—	9,860,284
Private investors	1,321,584	—	1,321,584
Mortgage loans held for sale	417,742	—	417,742
	$11,599,610	$16,552,939	$28,152,549
Amount subserviced for the Company	$45,562	$375,818	$421,380
Delinquent mortgage loans:
30 days	$191,884	$187,653	$379,537
60 days	60,886	122,564	183,450
90 days or more	112,847	851,851	964,698
	365,617	1,162,068	1,527,685
Loans pending foreclosure	75,329	1,290,687	1,366,016
	$440,946	$2,452,755	$2,893,701
Custodial funds managed by the Company (1)	$263,562	$150,080	$413,642

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

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by the total unpaid principal balance:

State	September 30, 2013	December 31, 2012
	(in thousands)
California	$18,952,692	$10,696,508
Virginia	2,984,671	*
Texas	2,962,697	1,223,382
Florida	2,395,337	1,385,286
Colorado	2,109,970	1,299,295
Washington	*	1,143,849
All other states	23,466,967	12,404,229
	$52,872,334	$28,152,549

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

Note 7—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk for the commitments it makes to purchase or originate mortgage loans at specified interest rates (interest rate lock commitments or “IRLCs”), its inventory of mortgage loans held for sale and MSRs. The Company has elected to net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to an enforceable master netting arrangement. In the event of default, all counterparties are subject to legally enforceable master netting agreements. The derivatives that are not subject to a master netting arrangement are IRLCs.

As of September 30, 2013 and December 31, 2012, the Company was not party to reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following table.

Offsetting of Derivative Assets

	September 30, 2013			December 31, 2012
	Gross amount of recognized assets	Gross amount offset in the balance sheet	Net amount of assets in the balance sheet	Gross amount of recognized assets	Gross amount offset in the balance sheet	Net amount of assets in the balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$—	$—	$—	$967	$—	$967
Forward purchase contracts	21,226	—	21,226	1,645	—	1,645
Forward sale contracts	505	—	505	1,818	—	1,818
Netting	—	(19,382)	(19,382)	—	(1,091)	(1,091)
	21,731	(19,382)	2,349	4,430	(1,091)	3,339
Derivatives not subject to master netting arrangements - IRLCs	21,717	—	21,717	23,951	—	23,951
	$43,448	$(19,382)	$24,066	$28,381	$(1,091)	$27,290

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	September 30, 2013				December 31, 2012
		Gross amount not offfset in the				Gross amount not offset in the
	Net amount	consolidated balance sheet			Net amount	consolidated balance sheet
	of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount	of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$21,717	$—	$—	$21,717	$23,951	$—	$—	$23,951
Nomura	1,036	—	—	1,036	—	—	—	—
Goldman Sachs	591	—	—	591	—	—	—	—
Bank of America, N.A.	—	—	—	—	1,782	—	—	1,782
Citibank, N.A.	—	—	—	—	522	—	—	522
Bank of NY Mellon	—	—	—	—	311	—	—	311
Wells Fargo	—	—	—	—	18	—	—	18
Other	722	—	—	722	706	—	—	706
	$24,066	$—	$—	$24,066	$27,290	$—	$—	$27,290

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The assets sold under agreements to repurchase do not qualify for setoff accounting.

	September 30, 2013			December 31, 2012
	Gross amount of recognized liabilities	Gross amount offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet	Gross amount of recognized liabilities	Gross amount offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet
	(in thousands)
Derivatives:
Subject to a master netting arrangement:
Forward purchase contracts	$215	$—	$215	$389	$—	$389
Forward sale contracts	48,069	—	48,069	1,894	—	1,894
Netting	—	(42,667)	(42,667)	—	(1,785)	(1,785)
	48,284	(42,667)	5,617	2,283	(1,785)	498
Derivatives not subject to a master netting arrangement - IRLCs	159	—	159	11	—	11
Total derivatives	48,443	(42,667)	5,776	2,294	(1,785)	509

Mortgage loans sold under agreements to repurchase	387,883	—	387,883	393,534	—	393,534
	$436,326	$(42,667)	$393,659	$395,828	$(1,785)	$394,043

Derivative Liabilities, Financial Liabilities, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that does not qualify under the accounting guidance for setoff accounting. All assets sold under agreements to repurchase are secured by sufficient collateral or exceed the liability amount recorded on the consolidated balance sheets.

	September 30, 2013				December 31, 2012
		Gross amount not offset in the consolidated				Gross amount not offset in the consolidated
	Net amount of	balance sheet			Net amount of	balance sheet
	liabilities in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	liabilities in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$159	$—	$—	$159	$11	$—	$—	$11
Bank of America, N.A.	200,074	(199,423)	—	651	150,082	(150,082)	—	—
Credit Suisse First Boston Mortgage Capital LLC	188,645	(188,460)	—	185	122,443	(122,252)	—	191
Daiwa Capital Markets	1,589	—	—	1,589	20	—	—	20
Morgan Stanley Bank, N.A.	543	—	—	543	53	—	—	53
Bank of NY Mellon	524	—	—	524	—	—	—	—
Citibank, N.A.	34	—	—	34	121,200	(121,200)	—	—
Other	2,091	—	—	2,091	234	—	—	,234
	$393,659	$(387,883)	$—	$5,776	$394,043	$(393,534)	$—	$509

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

Management’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at mainly moderating the effects of changes in interest rates on the assets’ values. At times during the nine months ended September 30, 2013, a portion of the IRLCs, the fair value of which typically increases when prepayment speeds increase, were used to moderate the effect of changes in fair value of MSRs, which typically decreases as prepayment speeds increase.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investment	$127,487	$—	$—	$127,487
Mortgage loans held for sale at fair value	—	526,063	4,185	530,248
Investment in PMT	1,701	—	—	1,701
Mortgage servicing rights at fair value	—	—	26,768	26,768
Derivative assets:
Interest rate lock commitments	—	—	21,717	21,717
Forward purchase contracts	—	21,226	—	21,226
Forward sales contracts	—	505	—	505
Total derivative assets before netting	—	21,731	21,717	43,448
Netting (1)	—	—	—	(19,382)
Total derivative assets	—	21,731	21,717	24,066
	$129,188	$547,794	$52,670	$710,270
Liabilities:
Excess servicing spread financing at fair value	$—	$—	$2,857	$2,857
Derivative liabilities:
Interest rate lock commitments	—	—	159	159
Forward purchase contracts	—	215	—	215
Forward sales contracts	—	48,069	—	48,069
Total derivative liabilities before netting	—	48,284	159	48,443
Netting (1)	—	—	—	(42,667)
Total derivative liabilities	—	48,284	159	5,776
	$—	$48,284	$3,016	$8,633

(1)         Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Short-term investment	$53,164	$—	$—	$53,164
Mortgage loans held for sale at fair value	—	448,384	—	448,384
Investment in PMT	1,897	—	—	1,897
Mortgage servicing rights at fair value	—	—	19,798	19,798
Derivative assets:
Interest rate lock commitments	—	—	23,951	23,951
Forward purchase contracts	—	1,645	—	1,645
Forward sales contracts	—	1,818	—	1,818
MBS put options	—	967	—	967
Total derivative assets before netting	—	4,430	23,951	28,381
Netting (1)	—	—	—	(1,091)
Total derivative assets	—	4,430	23,951	27,290
	$55,061	$452,814	$43,749	$550,533
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$11	$11
Forward purchase contracts	—	389	—	389
Forward sales contracts	—	1,894	—	1,894
Total derivative liabilities before netting	—	2,283	11	2,294
Netting (1)	—	—	—	(1,785)
Net derivative liabilities	$—	$2,283	$11	$509

(1)         Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the setoff of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

As shown above, certain of the Company’s mortgage loans held for sale, MSRs at fair value, IRLCs, and excess servicing spread financing at fair value are measured using Level 3 inputs. Following is a roll forward of these items for the quarters and nine month periods ended September 30, 2013 and 2012 where Level 3 significant inputs were used on a recurring basis:

	Quarter ended September 30, 2013
	Mortgage loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)	Total
	(in thousands)
Assets:
Balance, June 30, 2013	$4,525	$23,070	$(16,210)	$11,385
Repayments	(436)	—	—	(436)
Interest rate lock commitments issued, net	—	—	23,788	23,788
Purchases of MSR	—	1,116	—	1,116
Servicing received as proceeds from sales of mortgage loans	—	4,157	—	4,157
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	96	(1,575)	10,585	9,106
	96	(1,575)	10,585	9,106
Transfers of interest rate lock commitments (asset) liability to mortgage loans acquired for sale	—	—	3,395	3,395
Balance, September 30, 2013	$4,185	$26,768	$21,558	$52,511
Changes in fair value recognized during the period relating to assets still held at September 30, 2013	$16	$(1,575)	$21,558
Accumulated changes in fair value relating to assets still held at September 30, 2013	$96		$21,558

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Excess servicing spread financing
(in thousands)
Liability:
Balance, June 30, 2013	$—
Initial proceeds received from financing of excess servicing spread	2,828
Changes in fair value included in income	29
Repayments	—
Balance, September 30, 2013	$2,857

Changes in fair value recognized during the period relating to liability still held at September 30, 2013	$29
Accumulated changes in fair value relating to liability still held at September 30, 2013	$29

	Quarter ended September 30, 2012
	Mortgage servicing rights	Net interest rate lock commitments	Total
		(in thousands)
Balance, June 30, 2012	$23,449	$12,710	$36,159
Interest rate lock commitments issued, net	—	48,044	48,044
Servicing received as proceeds from sales of mortgage loans	30	—	30
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—
Other factors	(2,239)	128	(2,111)
	(2,239)	128	(2,111)
Transfers of interest rate lock commitments (asset) liability to mortgage loans acquired for sale	—	(27,449)	(27,449)
Balance, September 30, 2012	$21,240	$33,433	$54,673
Changes in fair value recognized during the period relating to assets still held at September 30, 2012	$(2,239)	$33,433
Accumulated changes in fair value relating to assets still held at September 30, 2012		$33,433

	Nine months ended September 30, 2013
	Mortgage loans held for sale	Mortgage servicing rights	Net interest rate lock commitments (1)	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$—	$19,798	$23,940	$43,738
Repurchases	5,529	—	—	5,529
Repayments	(1,059)	—	—	(1,059)
Interest rate lock commitments issued, net	—	—	78,722	78,722
Purchases of MSR	—	5,124	—	5,124
Sales of MSR	—	(550)	—	(550)
Servicing received as proceeds from sales of mortgage loans	—	4,177	—	4,177
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	(285)	(1,781)	(15,289)	(17,355)
	(285)	(1,781)	(15,289)	(17,355)
Transfers of interest rate lock commitments (asset) liability to mortgage loans acquired for sale	—	—	(65,815)	(65,815)
Balance, September 30, 2013	$4,185	$26,768	$21,558	$52,511
Changes in fair value recognized during the period relating to assets still held at September 30, 2013	$(344)	$(1,781)	$21,558
Accumulated changes in fair value relating to assets still held at September 30, 2013	$(285)		$21,558

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Excess servicing spread financing
(in thousands)
Liability:
Balance, December 31, 2012	$—
Initial proceeds received from financing of excess servicing spread	2,828
Changes in fair value included in income	29
Repayments	—
Balance, September 30, 2013	$2,857

Changes in fair value recognized during the period relating to liability still held at September 30, 2013	$29
Accumulated changes in fair value relating to liability still held at September 30, 2013	$29

	Nine months ended September 30, 2012
	Mortgage servicing rights	Net interest rate lock commitments	Total
	(in thousands)
Balance, December 31, 2011	$25,698	$7,905	$33,603
Interest rate lock commitments issued, net	—	65,192	65,192
Servicing received as proceeds from sales of mortgage loans	772	—	772
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—
Other factors	(5,230)	—	(5,230)
	(5,230)	—	(5,230)
Transfers of interest rate lock commitments (asset) liability to mortgage loans acquired for sale	—	(39,664)	(39,664)
Balance, September 30, 2012	$21,240	$33,433	$54,673
Changes in fair value recognized during the period relating to assets still held at September 30, 2012	$(5,230)	$33,433
Accumulated changes in fair value relating to assets still held at September 30, 2012		$33,433

The information used in the preceding roll forwards represents activity for any financial statement items identified as using Level 3 significant inputs at either the beginning or the end of the periods presented. The Company had no transfers in or out among the levels other than transfers of IRLCs to mortgage loans held for sale at fair value upon funding of the respective mortgage loans.

Gains (losses) from changes in estimated fair values included in earnings for financial statement items carried at estimated fair value as a result of management’s election of the fair value option are summarized below:

	Quarter ended September 30, 2013			Quarter ended September 30, 2012
	Change in fair value of mortgage loans held for sale at fair value	Net servicing income	Total	Change in fair value of mortgage loans held for sale at fair value	Net servicing income	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$(6,060)	$—	$(6,060)	$56,079	$—	$56,079
Mortgage servicing rights at fair value	—	(1,575)	(1,575)	—	(2,239)	(2,239)
	$(6,060)	$(1,575)	$(7,635)	$56,079	$(2,239)	$53,840
Liabilities:
Excess servicing spread financing at fair value	$—	$(29)	$(29)	$—	$—	$—
	$—	$(29)	$(29)	$—	$—	$—

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Change in fair value of mortgage loans held for sale at fair value	Net servicing income	Total	Change in fair value of mortgage loans held for sale at fair value	Net servicing income	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$12,428	$—	$12,428	$108,205	$—	$108,205
Mortgage servicing rights at fair value	—	(1,781)	(1,781)	—	(5,230)	(5,230)
	$12,428	$(1,781)	$10,647	$108,205	$(5,230)	$102,975
Liabilities:
Excess servicing spread financing at fair value	$—	$(29)	$(29)	$—	$—	$—
	$—	$(29)	$(29)	$—	$—	$—

Following are the fair value and related principal amounts due upon maturity of assets and liabilities accounted for under the fair value option as of the dates presented:

	September 30, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$529,244	$496,853	$32,391
90 or more days delinquent	1,004	1,297	(293)
	$530,248	$498,150	$32,098

	December 31, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$447,889	$418,650	$29,239
90 or more days delinquent	495	623	(128)
	$448,384	$419,273	$29,111

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis as of the dates presented:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$102,116	$102,116
	$—	$—	$102,116	$102,116

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$51,180	$51,180
	$—	$—	$51,180	$51,180

The following table summarizes the total gains (losses) on assets measured at estimated fair values on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(1,164)	$(1,000)	$(521)	$(1,784)
	$(1,164)	$(1,000)	$(521)	$(1,784)

The Company evaluates its MSRs at lower of amortized cost or fair value for impairment with reference to the assets’ fair values. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans are grouped into note rate pools of 50 basis points for fixed-rate mortgage loans with note rates between 3% and 4.5% and a single pool for mortgage loans with note rates below 3%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note rate pools is below the amortized cost of the MSRs for that pool reduced by any existing valuation allowance, those MSRs are impaired.

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as its Mortgage loans sold under agreements to repurchase, Note payable, Carried Interest due from Investment Funds, and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

Cash is measured using “Level 1” significant inputs. The Company’s borrowings carried at amortized cost do not have active markets or observable inputs and the fair value is measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of September 30, 2013 and December 31, 2012 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate the fair value.

Management has concluded that the carrying value of the Carried Interest due from Investment Funds approximates its fair value as the balance represents the amount distributable to the Company at the balance sheet date assuming liquidation of the Investment Funds. Management has concluded that the estimated fair value of the Note payable approximates the agreements’ carrying value due to the agreements’ short term and variable interest rates.

The Company also carries the receivable from and payable to the Advised Entities at cost. Management has concluded that the estimated fair value of such balances approximates the carrying value due to the short terms of such balances.

Valuation Techniques and Assumptions

Most of the Company’s financial assets are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs are “Level 3” financial statement items which require the use of significant unobservable inputs in the estimation of the assets’ values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

The Company has assigned the responsibility for estimating the fair values of “Level 3” financial statement items to its Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring the Company’s investment portfolios and maintenance of its valuation policies and procedures.

The FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results and reports those results to the Company’s senior management valuation committee. The results developed in the FAV group’s monitoring activities may be used to calibrate subsequent projections used for valuation.

The FAV group is responsible for reporting to the Company’s senior management valuation committee on a monthly basis on the changes in the valuation of the portfolio, including major factors affecting the valuation and any changes in model methods and assumptions. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

Following is a description of the techniques and assumptions used in estimating the fair values of “Level 2” and “Level 3” fair value financial statement items:

Mortgage Loans Held for Sale

Most of the Company’s mortgage loans held for sale at fair value are salable into active markets and are therefore categorized as “Level 2” fair value financial statement items and their fair values are estimated using their quoted market or contracted price or market price equivalent.

Certain of the Company’s mortgage loans may become non-salable into active markets due to identification of a defect by the Company or to the repurchase of a mortgage loan with an identified defect. Because such loans are generally not salable into active mortgage markets, they are classified as “Level 3” financial statement items. The significant unobservable inputs used in the fair value measurement of the Company’s “non-salable” mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

The Company did not hold “Level 3” mortgage loans held for sale before 2013. Following is a quantitative summary of key inputs used in the valuation of “Level 3” mortgage loans held for sale at fair value:

September 30, 2013
Range (Weighted average)
Key Inputs
Discount rate	7.8% - 13.4%
(9.2%)
Twelve-month projected housing price index change	6.7% - 7.3%
(6.8%)
Prepayment speed (1)	2.1% - 5.6%
(4.8%)
Total prepayment speed (2)	3.4% - 5.7%
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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2013	December 31, 2012
	Range (Weighted average)
Key Inputs
Pull-through rate	56.6% - 98.0%	61.6% – 98.1%
	(78.3%)	(79.1%)
MSR value expressed as:
Servicing fee multiple	2.1 - 5.0	3.2 – 4.2
	(4.0)	(4.0)
Percentage of unpaid principal balance	0.4% - 2.6%	0.6% – 2.2%
	(1.1%)	(0.9%)

The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the MBS options and futures it purchases and sells based on observed interest rate volatilities in the MBS market.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value. The key assumptions used in the estimation of the fair value of MSRs include prepayment rates of the underlying loans, the applicable discount rate or pricing spread, and the cost to service loans.

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

Key assumptions used in determining the fair value of MSRs at the time of initial recognition are as follows:

	Quarter ended September 30,
	2013		2012
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
Unpaid principal balance of underlying loans	$315,869	$4,120,962	$4,217	$2,485,982
Weighted-average servicing fee rate (in basis points)	31	30	27	27

Pricing spread (1)	7.4% - 13.1%	5.4% - 15.9%	7.5% - 9.9%	7.5% - 9.9%
	(9.9%)	(8.2%)	(7.8%)	(9.8%)
Annual total prepayment speed (2)	8.8% - 17.2%	8.5% - 14.7%	8.4% - 9.5%	8.4% - 9.5%
	(9.2%)	(8.8%)	(9.2%)	(8.4%)
Life (in years)	3.6 – 7.0	2.9 – 6.9	6.4 – 6.7	6.4 – 6.7
	(6.9)	(6.7)	(6.4)	(6.7)
Cost of servicing	$68 – $120	$68 – $120	$68 – $100	$68 – $100
	($101)	($104)	($71)	($99)

	Nine months ended September 30,
	2013		2012
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
Unpaid principal balance of underlying loans	$318,066	$12,350,104	$17,504	$4,811,328
Weighted-average servicing fee rate (in basis points)	31	29	28	27

Pricing spread (1)	7.4% - 13.1%	5.4% - 15.9%	7.5% - 9.9%	7.5% - 9.9%
	(9.9%)	(8.2%)	(8.4%)	(9.8%)
Annual total prepayment speed (2)	8.8% - 17.2%	8.5% - 18.5%	7.8% - 9.5%	7.8% - 9.5%
	(9.2%)	(8.8%)	(8.6%)	(8.3%)
Life (in years)	3.6 – 7.0	2.9 – 6.9	5.9 – 6.9	5.9 – 6.9
	(6.9)	(6.7)	(6.4)	(6.7)
Cost of servicing	$68 – $120	$68 – $120	$68 – $100	$68 – $100
	($101)	($102)	($77)	($99)

(1)                                 Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)                                Prepayment speed is measured using CPR.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at period end and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance):

Purchased MSRs backed by distressed mortgage loans

	September 30, 2013		December 31, 2012
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Unpaid principal balance of underlying loans and effect on value amounts in thousands)
Carrying value	$10,125	—	$12,370	—
Unpaid principal balance of underlying loans	$1,051,220	—	$1,271,478	—
Weighted-average note rate	5.88%	—	6.01%	—
Weighted-average servicing fee rate (in basis points)	50	—	50	—

Discount rate	15.3% – 15.3%	—	15.3% – 15.3%	—
	(15.3%)	—	(15.3%)	—
Effect on value of 5% adverse change	($252)	—	($302)	—
Effect on value of 10% adverse change	($494)	—	($590)	—
Effect on value of 20% adverse change	($945)	—	($1,130)	—

Life (in years)	4.8 – 4.8	—	5.0 – 5.0	—
	(4.8)	—	(5.0)	—

Prepayment speed (1)	11.7% – 11.7%	—	10.7% – 10.7%	—
	(11.7%)	—	(10.7%)	—
Effect on value of 5% adverse change	($252)	—	($273)	—
Effect on value of 10% adverse change	($492)	—	($529)	—
Effect on value of 20% adverse change	($951)	—	($1,040)	—

Per-loan cost of servicing	$250 – $250	—	$270 – $270	—
	($250)	—	($270)	—
Effect on value of 5% adverse change	($223)	—	($290)	—
Effect on value of 10% adverse change	($447)	—	($580)	—
Effect on value of 20% adverse change	($893)	—	($1,159)	—

(1)                                 Prepayment speed is measured using Life Voluntary CPR.

All other MSRs

	September 30, 2013		December 31, 2012
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Unpaid principal balance of underlying loans and effect on value amounts in thousands)
Carrying value	$16,643	$226,090	$7,428	$89,177
Unpaid principal balance of underlying loans	$1,700,612	$20,024,781	$1,166,765	$8,730,686
Weighted-average note rate	4.68%	3.57%	5.22%	3.65%
Weighted-average servicing fee rate (in basis points)	27	28	26	28
Pricing spread (1)	6.4% – 17.5%	5.4% – 15.9%	7.5% – 19.5%	7.5% – 16.5%
	(8.9%)	(7.6%)	(10.6%)	(9.8%)
Effect on value of 5% adverse change	($303)	($4,833)	($113)	($1,814)
Effect on value of 10% adverse change	($596)	($9,488)	($222)	($3,562)
Effect on value of 20% adverse change	($1,153)	($18,303)	($430)	($6,870)

Average life (in years)	0.2 – 14.4	2.6 – 6.9	0.2 – 14.4	2.5 – 6.9
	(6.6)	(6.7)	(5.0)	(6.6)
Prepayment speed (2)	8.7% – 72.8%	8.5% – 16.0%	9.0% – 84.2%	8.7% – 28.3%
	(10.6%)	(9.0%)	(19.2%)	(9.2%)
Effect on value of 5% adverse change	($376)	($4,696)	($238)	($1,751)
Effect on value of 10% adverse change	($738)	($9,238)	($462)	($3,446)
Effect on value of 20% adverse change	($1,423)	($17,891)	($877)	($6,674)

Per-loan cost of servicing	$68 – $120	$68 – $120	$68 – $140	$68 – $140
	($77)	($102)	($76)	($99)
Effect on value of 5% adverse change	($150)	($2,383)	($77)	($963)
Effect on value of 10% adverse change	($300)	($4,766)	($153)	($1,926)
Effect on value of 20% adverse change	($601)	($9,531)	($307)	($3,852)

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.

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

Excess Servicing Spread Financing at Fair Value

The Company categorizes excess servicing spread financing as a “Level 3” financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of excess servicing spread financing. The key assumptions used in the fair value estimate of excess servicing spread financing include pricing spread, average life, and prepayment speed. Significant changes to any of those inputs in isolation could result in a significant change in the excess servicing spread financing fair value measurement. Changes in these key assumptions are not necessarily directly related.

Excess servicing spread is generally subject to loss in value when mortgage rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the excess servicing spread, thereby reducing excess servicing spread financing’s value. Reductions in the value of excess servicing spread financing affect income primarily through change in fair value.

Interest expense for excess servicing spread financing is accrued using the interest method based upon the expected income from the excess servicing spread through the expected life of the underlying mortgages. Changes to expected cash flows result in a change in fair value which is recorded in Amortization, impairment and change in estimated fair value of mortgage servicing rights.

Following are the key inputs used in determining the fair value of excess servicing spread financing at the time of initial recognition:

	September 30, 2013	December 31, 2012
Key Inputs
Pricing spread	6.80%	—
Average life	6.7	—
Prepayment speed	9.1%	—

Note 9—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Conforming	$57,651	$50,003
Government-insured or guaranteed	468,412	398,381
Repurchased mortgage loans	4,185	—
	$530,248	$448,384

Fair value of mortgage loans pledged to secure mortgage loans sold under agreements to repurchase	$522,031	$438,850

Note 10—Derivative Instruments

The Company is exposed to price risk relative to its mortgage loans held for sale as well as to its IRLCs. The Company bears price risk from the time an IRLC is made to PMT or a loan applicant to the time the mortgage loan is sold. The Company is exposed to loss in value of its IRLCs and mortgage loans held for sale when mortgage rates increase. The Company is also exposed to loss in value of its MSRs when interest rates decrease.

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2013			December 31, 2012
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	1,163,531	$21,717	$159	1,576,174	$23,951	$11
Forward purchase contracts	1,580,434	21,226	215	1,021,981	1,645	389
Forward sales contracts	3,086,889	505	48,069	2,621,948	1,818	1,894
MBS put options	—	—	—	500,000	967	—
Total derivatives before netting		43,448	48,443		28,381	2,294
Netting		(19,382)	(42,667)		(1,091)	(1,785)
		$24,066	$5,776		$27,290	$509

The following table summarizes the activity for derivative contracts used to hedge the Company’s IRLCs and inventory of mortgage loans held for sale at notional value:

Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Quarter ended September 30, 2013
Forward purchase contracts	2,071,590	13,386,366	(13,877,522)	1,580,434
Forward sales contracts	4,226,940	18,727,428	(19,867,479)	3,086,889
MBS call options	625,000	300,000	(925,000)	—
MBS put options	260,000	50,000	(310,000)	—

Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Quarter ended September 30, 2012
Forward purchase contracts	545,175	5,707,334	(5,351,309)	901,200
Forward sales contracts	1,522,674	8,324,782	(7,336,268)	2,511,188
MBS call options	5,000	5,000	(10,000)	—
MBS put options	210,000	512,000	(387,000)	335,000

Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Nine months ended September 30, 2013
Forward purchase contracts	1,021,981	35,012,198	(34,453,745)	1,580,434
Forward sales contracts	2,621,948	51,199,986	(50,735,045)	3,086,889
MBS call options	—	2,100,000	(2,100,000)	—
MBS put options	500,000	2,210,000	(2,710,000)	—

Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Nine months ended September 30, 2012
Forward purchase contracts	130,900	10,197,428	(9,427,128)	901,200
Forward sales contracts	510,569	16,424,121	(14,423,502)	2,511,188
MBS call options	3,000	168,000	(171,000)	—
MBS put options	29,000	885,000	(579,000)	335,000

The Company recorded net losses on derivative financial instruments used to hedge the Company’s IRLCs and mortgage loans held for sale at fair value totaling $4.6 million and $39.0 million for the quarters ended September 30, 2013 and September 30, 2012, respectively. The Company recorded net gains on derivative financial instruments totaling $101.9 million for the nine months ended September 30, 2013 and net losses totaling $64.5 million for the nine months ended September 30, 2012. Derivative gains and losses are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

The Company did not record any net gains or losses on derivative financial instruments used as economic hedges of MSRs for the quarter ended September 30, 2013.  The Company recorded net losses on derivative financial instruments used as economic hedges of MSRs totaling $1.3 million for the nine months ended September 30, 2013.  The derivative losses are included in Amortization, impairment and change in estimated fair value of mortgage servicing rights in the Company’s consolidated statements of income.

Note 11—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$23,070	$23,449	$19,798	$25,698
Additions:
Servicing resulting from MSR purchases	1,116	—	5,124	—
Servicing resulting from loan sales	4,157	30	4,177	772
Sales	—	—	(550)	—
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model (1)	(635)	(882)	1,233	(1,218)
Other changes in fair value (2)	(940)	(1,357)	(3,014)	(4,012)
Total change in fair value	(1,575)	(2,239)	(1,781)	(5,230)
Balance at end of period	$26,768	$21,240	$26,768	$21,240

(1)                                                Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)                                                Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Amortized cost:
Balance at beginning of period	$179,003	$30,305	$92,155	$6,496
Additions:
Servicing resulting from loan sales	55,981	25,590	150,175	50,234
Amortization	(5,367)	(1,127)	(12,713)	(1,962)
Application of valuation allowance to write down MSRs with other-than-temporary impairment	—	—	—	—
Balance at end of period	229,617	54,768	229,617	54,768

Valuation allowance for impairment of MSRs:
Balance at beginning of period	(2,335)	(854)	(2,978)	(70)
Additions	(1,192)	(1,000)	(549)	(1,784)
Application of valuation allowance to write down MSRs with other-than-temporary impairment	—	—	—	—
Balance at end of period	(3,527)	(1,854)	(3,527)	(1,854)
MSRs, net	$226,090	$52,914	$226,090	$52,914
Estimated fair value of MSRs at end of period	$239,326	$53,419	$239,326	$53,419

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This projection was developed using the assumptions made by management in its September 30, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
12-month period ending September 30,	amortization
(in thousands)
2014	$22,633
2015	21,637
2016	20,658
2017	19,910
2018	18,859
Thereafter	125,920
Total	$229,617

Servicing fees relating to MSRs are recorded in Net servicing income—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges, ancillary and other fees are recorded in Net servicing income—Loan servicing fees—Ancillary and other fees on the consolidated statements of income and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Contractual servicing fees	$14,596	$2,154	$35,397	$8,776
Late charges	527	209	1,336	682
Ancillary and other fees	140	72	374	194
	$15,263	$2,435	$37,107	$9,652

Note 12—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$55,322	$41,149	$47,723	$37,250
Carried Interest recognized during the period	2,812	3,355	10,411	7,254
Proceeds received during the period	—	—	—	—
Balance at end of period	$58,134	$44,504	$58,134	$44,504

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

Note 13—Investment in PennyMac Mortgage Investment Trust at Fair Value

Following is a summary of Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Dividends	$43	$41	$128	$124
Change in fair value	122	273	(196)	506
	$165	$314	$(68)	$630

Fair value of PMT shares at period end	$1,701	$1,753	$1,701	$1,753

Note 14—Borrowings

As of September 30, 2013, the Company maintained four borrowing facilities: three facilities that provide for sales of mortgage loans under agreements to repurchase; and one note payable secured by MSRs and servicing advances made relating to loans in the Company’s loan servicing portfolio.

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

Financial data pertaining to mortgage loans sold under agreements to repurchase are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$387,883	$361,478	$387,883	$361,478
Unused amount (1)	$612,117	$88,522	$612,117	$88,522
Weighted-average interest rate	1.82%	2.38%	1.82%	2.38%
Fair value of loans securing agreements to repurchase	$522,031	$408,415	$522,031	$408,415
During the period:
Average balance of loans sold under agreements to repurchase	$373,386	$219,047	$354,125	$146,425
Weighted-average interest rate (2)	1.89%	2.23%	2.02%	2.18%
Total interest expense	$2,920	$1,682	$8,251	$3,583
Maximum daily amount outstanding	$588,494	$361,588	$623,523	$361,588

(1)         The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the mortgage loans sold.

(2)         Excludes the effect of amortization of commitment fees totaling $1.1 million and $423,000 for the quarters ended September 30, 2013 and September 30, 2012, respectively, and $2.8 million and $1.1 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2013	Balance
(in thousands)
Within 30 days	$423
Over 30 to 90 days	387,460
Over 90 days to 180 days	—
Over 180 days to 1 year	—
$387,883
Weighted-average maturity (in months)	2.6

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of September 30, 2013:

Counterparty	Amount at risk	Weighted-average maturity of advances under repurchase agreement	Facility maturity
	(in thousands)
Bank of America, N.A.	$45,516	December 16, 2013	January 2, 2014
Credit Suisse First Boston Mortgage Capital LLC	$89,917	December 18, 2013	(1)

(1) The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. As of September 30, 2013, the Company had $1.5 million on deposit with its mortgage loan repurchase agreement counterparties. Such amounts are included in Other assets on the consolidated balance sheets.

Excess Servicing Spread Financing

In August 2013, the Company acquired MSRs on a pool of agency residential mortgage loans. In connection with such acquisition, the Company, in September 2013, sold to PMT the right to receive the excess cash flow generated from the related mortgage loans after receipt of a fixed base servicing fee per loan. The Company retained all ancillary income associated with servicing the loans and the fixed base servicing fee. The Company continues to be the servicer of the loan pool and provides all servicing and advancing functions. PMT has no prior or continuing involvement with the loans. The Company accounts for the transaction as a financing and the total proceeds received was $2.8 million.

The carrying amount of the financing was $2.9 million at September 30, 2013.

Note Payable

The note payable is summarized below:

	September 30, 2013	December 31, 2012
	(in thousands)
Period end:
Note payable secured by:
Servicing advances	$3,823	$4,905
MSRs	52,952	48,108
	$56,775	$53,013
Assets pledged to secure note:
Servicing advances	$6,865	$7,430
MSRs	$226,588	$100,957

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

The borrowing facilities contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes the Company was in compliance with these requirements as of September 30, 2013.

Note 15—Liability for Losses Under Representations and Warranties

The Company’s agreements with Fannie Mae and Freddie Mac include representations and warranties related to the loans the Company sells to those Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from the correspondent lender.

The Company records a provision for losses relating to the representations and warranties it makes as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of estimated future defaults, loan repurchase rates, the potential severity of loss in the event of defaults and, for loans purchased from correspondent lenders, the probability of reimbursement by the correspondent lenders. The Company establishes a liability at the time loans are sold and continually updates its liability estimate.

Following is a summary of the Company’s liability for representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$6,185	$1,387	$3,504	$449
Provisions for losses on loans sold	1,069	918	3,766	1,856
Incurred losses	(39)	—	(55)	—
Balance at end of period	$7,215	$2,305	$7,215	$2,305
Unpaid principal balance of mortgage loans subject to representations and warranties	$20,428,213	$6,444,618	$20,428,213	$6,444,618

Following is a summary of the Company’s repurchase activity:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
During the period:
Unpaid balance of mortgage loans repurchased	$1,973	$—	$6,840	$—
Unpaid principal balance of mortgage loans put to correspondent lenders	$357	$—	$1,410	$—
At period end:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$1,249	$3,459	$1,249	$3,459

The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties.

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that will change over the lives of the underlying loans. However, management believes the amount and range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or results of operations.

Note 16—Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership return for PennyMac. Before the IPO, the Company did not have a provision for income taxes as PennyMac is a pass-through taxable entity. PFSI’s tax returns are subject to examination for 2012 and forward.  In March 2013, the IRS concluded its audit of the partnership return of PennyMac and its subsidiaries for the tax year ended December 31, 2010 and proposed no changes to the return as originally filed. No returns are currently under examination. PennyMac’s federal partnership returns are subject to examination for 2011 and forward.  PennyMac’s primary state tax return is generally subject to examination for 2009 and forward.

The following table details the Company’s income tax expense (benefit).

	Quarter ended September 30, 2013	Nine months ended September 30, 2013
	(in thousands)
Current expense:
Federal	$—	$—
State	—	—
Total current expense	—	—
Deferred expense:
Federal	2,823	4,339
State	670	1,192
Total deferred expense	3,493	5,531
Total provision for income taxes	$3,493	$5,531

The provision for deferred income taxes for the quarter and nine months ended September 30, 2013 primarily relates to its investment in PennyMac partially offset by a net operating loss carryforward.  The portion attributable to its investment in PennyMac primarily relates to MSRs that PennyMac received pursuant to sales of mortgage loans held for sale at fair value and Carried Interest from the Investment Funds.

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Federal income tax statutory rate	35.0%	35.0%
Less: Rate attributable to non-controlling members	(26.3)%	(31.6)%
State income taxes, net of federal benefit	1.2%	0.6%
Other	0.0%	0.0%
Valuation allowance	0.0%	0.0%
Effective tax rate	9.9%	4.0%

The components of the Company’s provision for deferred income taxes are as follows:

	Quarter ended September 30, 2013	Nine months ended September 30, 2013
	(in thousands)
Investment in PennyMac	$5,491	$7,762
Net operating loss carryforward	(1,998)	(2,231)
Other	—	—
Valuation allowance	—	—
Total provision for deferred income taxes	$3,493	$5,531

The components of Deferred tax asset are as follows:

September 30, 2013
(in thousands)
Taxes currently receivable	$7
Deferred income tax asset, net	54,523
Deferred tax asset	$54,530

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

September 30, 2013
(in thousands)
Deferred income tax assets:
Investment in PennyMac	$52,292
Net operating loss carryforward	$2,231
Other	—
Gross deferred tax assets	54,523
Deferred income tax liabilities:
Other	—
Gross deferred tax liabilities	—
Net deferred income tax asset	$54,523

The Company’s deferred income tax is recorded in Deferred tax asset in the consolidated balance sheets as of September 30, 2013.  There was no income tax asset or liability as of December 31, 2012 since PennyMac is a pass-through taxable entity and PFSI had no activity in 2012.  Increases in deferred tax assets are primarily due to the increase in the Company’s ownership of PennyMac as a result of a member exchanging its PennyMac Class A units for PFSI stock.  As existing members exchange their units, the Company records a deferred tax asset related to PennyMac’s election pursuant to Section 754 of the Internal Revenue Code.  The investment in PennyMac deferred tax asset is reflected net of the investment in PennyMac deferred tax liabilities primarily related to deferred income from MSRs and accrued Carried Interest from the Investment Funds.

The Company’s net operating loss carryforward of $2.2 million generally expires in 2033.

At September 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at September 30, 2013 and December 31, 2012.

Note 17—Stockholders’ Equity

During the quarter ended September 30, 2013, a PennyMac unitholder exchanged 6,110,000 Class A Units for PFSI Class A common stock. The impact of the exchange reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 83.16% to 75.11%.

Note 18—Net Gain on Mortgage Loans Held for Sale

Net gain on mortgage loans held for sale at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cash (loss) gain:
Sales proceeds	$(93,725)	$26,676	$(148,866)	$49,695
Hedging activities	88,789	(19,574)	128,670	(40,276)
	(4,936)	7,102	(20,196)	9,419
Non-cash gain:
Receipt of MSRs in loan sale transactions	60,137	25,620	154,352	51,006
MSR recapture payable to affiliate	(86)	—	(586)	—
Provision for losses relating to representations and warranties provided in loan sales	(1,069)	(918)	(3,766)	(1,856)
Change in fair value relating to loans and hedging derivatives held at period end:
IRLCs	37,768	20,723	(2,382)	25,528
Mortgage loans	27,510	6,693	7,876	8,636
Hedging derivatives	(93,375)	(19,460)	(26,738)	(24,246)
	$25,949	$39,760	$108,560	$68,487

Note 19—Net Interest Income (Expense)

Net interest income (expense) is summarized for the periods presented below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest income:
Short-term investments	$432	$11	$635	$54
Mortgage loans at fair value	4,661	1,903	10,675	4,437
	5,093	1,914	11,310	4,491
Interest expense:
Assets sold under agreements to repurchase	2,920	1,682	8,251	3,583
Note payable	681	281	2,326	645
Other	555	79	1,109	(2)
	4,156	2,042	11,686	4,226
Net interest income (expense)	$937	$(128)	$(376)	$265

Note 20—Stock-Based Compensation

The Company’s 2013 Equity Incentive Plan provides for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants.  As of September 30, 2013, the Company has 120.2 million units available for future awards.  The Company estimates the cost of the stock options, time-based restricted stock units and performance-based restricted stock units awarded with reference to the fair value of PFSI’s underlying common stock on the date of the award.  The Company amortizes the cost of previously granted stock-based awards to compensation expense over the vesting period using the graded vesting method. Compensation costs are fixed, except for the performance-based restricted stock units, at the grant’s estimated fair value on the grant date as all grantees are employees and directors of the Company. Expense relating to awards is included in Compensation in the consolidated statements of income.

Following is a summary of the stock-based compensation expense by instrument awarded for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	$593	$—	$791	$—
Performance-based RSUs	464	—	746	—
Time-based RSUs	330	—	395	—

	$1,387	$—	$1,932	$—

Stock Options

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

The fair value of each Stock Option award is estimated on the date of grant using a variant of the Black Scholes model based on the assumptions noted in the following table:

	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Expected volatility (1)	—	45%
Expected dividends	—	0%
Risk-free rate	—	0.03% - 2.30%
Annualized grantee forfeiture rate	—	6.2% - 19.2%

(1) Based on historical volatilities of comparable companies’ common stock.

The Company uses its historical data to estimate employee departure behavior used in the option-pricing model; groups of employees (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. The expected term of common stock options granted is derived from the option pricing model and represents the period of time that common stock options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the common stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The table below summarizes stock option award activity and compensation expense for the periods presented:

	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Number of Stock Options
Outstanding at beginning of period	423,407	—
Granted	—	423,407
Exercised	—	—
Expired or canceled	253	253
Outstanding at end of period	423,154	423,154
Weighted-average exercise price:
Outstanding at beginning of period	$21.03	$—
Granted	—	21.03
Exercised	—	—
Expired or canceled	21.03	21.03
Outstanding at end of period	$21.03	$21.03
Exercisable at end of period	—	—
Available for future grant	—	—
Weighted-average remaining contractual term (in years):
Outstanding at end of period	9.7	—
Exercisable at end of period	—	—
Aggregate intrinsic value:
Outstanding at end of period	$—	$—
Exercisable at end of period	$—	$—

Time-Based RSUs

The RSU grant agreements provide for the award of time-based RSUs, for each RSU, entitling the award recipient to one share of the Company’s Class A common stock. One-third of all time-based RSUs vest in a lump sum on each of the first, second, and third anniversaries of the vesting commencement date, subject to the recipient’s continued service through each anniversary.

Compensation cost relating to time-based RSUs is based on the fair value of PFSI’s common stock and the number of shares expected to vest. For purposes of estimating the cost of the time-based RSUs granted, management assumes turnover rates of 6.2% - 19.2% per year based on the grantees’ employee classification. Compensation cost relating to time-based RSUs is amortized to expense using the graded vesting method and is included in the Compensation expense on the accompanying consolidated statements of income.

Following is a summary of time-based RSU activity for the periods presented:

	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Number of units
Outstanding at beginning of period	70,826	—
Granted	27,407	98,233
Vested	—	—
Expired or canceled	126	126
Outstanding at end of period	98,107	98,107
Weighted-average grant date fair value:
Outstanding at beginning of period	$17.51	$—
Granted	$19.37	$18.03
Vested	$—	$—
Expired or canceled	$17.51	$17.51
Outstanding at end of period	$18.03	$18.03
Compensation expense recorded during the period (in thousands)	$330	$395
Period end:
Unamortized compensation cost (in thousands)	$979

Performance-Based RSUs

The performance-based RSUs provide for the issuance of shares of PFSI Class A common stock based equally on the attainment of earnings per share and total shareholder return goals and are adjusted for grantee performance ratings. The performance period for these grants is from June 13, 2013 through December 31, 2015. The grantees’ satisfaction of the performance goals will be established by review of a committee of PFSI’s board of directors. Shares vested under these grants will be issued to the grantees no later than March 15, 2016.

The performance-based RSUs contain both performance goals (attainment of earnings per share) and market goals (total shareholder return). The Company separately accounts for the performance and market goals when recognizing compensation expense relating to performance-based RSUs.

The fair value of the market goal component of the performance-based RSUs is measured using a variant of the Black-Scholes model. Key inputs are the expected volatility of the Company’s Class A common stock, the risk-free interest rate and expected grantee forfeiture rates.

Following are the inputs for grants made for the periods presented:

Input	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Expected volatility	—	45%
Expected dividends	—	0%
Risk-free interest rate	—	0.3%-2.3%
Annualized grantee forfeiture rate	—	6.2%-19.2%

The fair value of the performance goal component of the performance-based RSUs is measured based on the fair value of the Company’s common shares at the grant date, management’s estimate of to what extent the performance goal will be met and the number of shares to be forfeited during the vesting period. The cost of the performance-based RSUs is amortized to Compensation expense using the straight line method over the performance period.

Following is a summary of performance-based RSU activity for the periods presented:

	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Number of units
Outstanding at beginning of period	499,364	—
Granted	—	499,364
Vested	—	—
Expired or canceled	253	253
Outstanding at end of period	499,111	499,111
Weighted-average grant date fair value:
Outstanding at beginning of period	$11.58	$—
Granted	$—	$11.58
Vested	$—	$—
Expired or canceled	$11.58	$11.58
Outstanding at end of period	$11.58	$11.58
Compensation expense recorded during the period (in thousands)	$464	$746
Period end:
Unamortized compensation cost (in thousands)	$3,816

Note 21—Supplemental Cash Flow Information

	Nine months ended September 30,
	2013	2012
	(in thousands)
Cash paid for interest	$11,110	$3,506
Cash paid for income taxes	$7	$—
Non-cash investing activity:
Receipt of MSRs created in loan sales activities	$154,352	$51,006

Note 22—Regulatory Net Worth and Agency Capital Requirements

The Company, through PLS, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2013		December 31, 2012
Requirement - company subject to requirement	Net worth (1)	Required	Net worth (1)	Required
	(in thousands)
Fannie Mae - PLS	$273,445	$54,546	$172,843	$35,947
Freddie Mac - PLS	$273,798	$53,751	$173,273	$27,119
Ginnie Mae:
Issuer — PLS	$260,032	$45,625	$152,782	$23,886
Issuer’s parent — PennyMac	$554,841	$50,188	$227,560	$26,275
HUD - PLS	$260,032	$195,891	$152,782	$1,000

(1)                                 Calculated in compliance with the respective Agency’s requirements.

Noncompliance with the respective agencies’ capital requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. Management believes that PennyMac and PLS had Agency capital in excess of the respective Agencies’ requirements at September 30, 2013.

Note 23—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validity of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of September 30, 2013, the Company was not involved in any legal proceedings, claims, or actions in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Fund and Sell Mortgage Loans

September 30, 2013
(in thousands)
Commitments to purchase mortgage loans from PMT	$1,022,670
Commitments to fund mortgage loans	140,861
$1,163,531
Commitments to sell mortgage loans	$3,086,889

Note 24—Segments and Related Information

The Company has two operating segments: mortgage banking and investment management.

The mortgage banking segment represents the Company’s operations aimed at originating, purchasing, selling and servicing newly originated mortgage loans and servicing mortgage loans sourced and managed by the investment management segment, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

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

Financial highlights by operating segment are as follows:

	Quarter ended September 30, 2013
	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$25,949	$—	$25,949
Loan origination fees	6,280	—	6,280
Fulfillment fees from PMT	18,327	—	18,327
Net servicing income	21,399	—	21,399
Management fees	—	10,540	10,540
Carried Interest from Investment Funds	—	2,812	2,812
Net interest income:
Interest income	5,089	4	5,093
Interest expense	(4,156)	—	(4,156)
	933	4	937
Other	(22)	972	950
	72,866	14,328	87,194
Expenses:
Compensation	33,969	1,861	35,830
Other	16,240	207	16,447
	50,209	2,068	52,277
Income before provision for income taxes	$22,657	$12,260	$34,917
Segment assets at period end	$1,208,156	$46,228	$1,254,384

	Quarter ended September 30, 2012
	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$39,760	$—	$39,760
Loan origination fees	2,752	—	2,752
Fulfillment fees from PMT	17,258	—	17,258
Net servicing income	6,112	—	6,112
Management fees	—	6,114	6,114
Carried Interest from Investment Funds	—	3,355	3,355
Net interest income (expense):
Interest income	1,913	1	1,914
Interest expense	(2,042)	—	(2,042)
	(129)	1	(128)
Other	1	1,008	1,009
	65,754	10,478	76,232
Expenses:
Compensation	29,089	2,767	31,856
Other	6,375	138	6,513
	35,464	2,905	38,369
Income before provision for income taxes	$30,290	$7,573	$37,863
Segment assets at period end	$709,733	$17,529	$727,262

	Nine months ended September 30, 2013
	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$108,560	$—	$108,560
Loan origination fees	18,260	—	18,260
Fulfillment fees from PMT	68,625	—	68,625
Net servicing income	59,510	—	59,510
Management fees	—	29,375	29,375
Carried Interest from Investment Funds	—	10,411	10,411
Net interest income (expense):
Interest income	11,296	14	11,310
Interest expense	(11,686)	—	(11,686)
	(390)	14	(376)
Other	(22)	1,796	1,774
	254,543	41,596	296,139
Expenses:
Compensation	106,584	7,266	113,850
Other	41,354	496	41,850
	147,938	7,762	155,700
Income before provision for income taxes	$106,605	$33,834	$140,439
Segment assets at period end	$1,208,156	$46,228	$1,254,384

	Nine months ended September 30, 2012
	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$68,487	$—	$68,487
Loan origination fees	5,439	—	5,439
Fulfillment fees from PMT	31,097	—	31,097
Net servicing income	25,346	—	25,346
Management fees	—	15,163	15,163
Carried Interest from Investment Funds	—	7,255	7,255
Net interest income:
Interest income	4,488	3	4,491
Interest expense	(4,226)	—	(4,226)
	262	3	265
Other	1	2,514	2,515
	130,632	24,935	155,567
Expenses:
Compensation	71,541	6,214	77,755
Other	14,443	466	14,909
	85,984	6,680	92,664
Income before provision for income taxes	$44,648	$18,255	$62,903
Segment assets at period end	$709,733	$17,529	$727,262

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•            On November 1, 2013, the Company, through PLS, acquired $10.3 billion in UPB of Fannie Mae MSRs from a third party, with a $62 million co-investment by PMT in the excess servicing spread associated with this MSR portfolio.

•            On November 11, 2013, the Company, through PLS, entered into a purchase agreement with a third party to purchase $10.8 billion in UPB of Ginnie Mae MSRs.  The Company expects to enter into an agreement with PMT providing for approximately $86 million of co-investment in the excess servicing spread associated with this MSR portfolio.  The MSR acquisition by PLS and PMT’s co-investment in the excess servicing spread are subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions and approvals. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•            On October 1, 2013, the Company filed with the SEC a registration statement on Form S-1, which registers the resale from time to time by certain stockholders of up to 43,973,679 shares of the Company’s Class A common stock, of which 37,863,679 shares are issuable upon the exchange of Class A Units, and 6,110,000 shares are currently held by one of the stockholders.  The registration statement was declared effective by the SEC on October 28, 2013.

•            All agreements to repurchase assets that matured between September 30, 2013 and the date of this Report were extended or renewed.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of PennyMac Financial Services, Inc. included within this Quarterly Report on Form 10-Q.

Statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of a number of factors, including those described in “Factors that May Affect Our Future Results” and the risks discussed under the heading “Risk Factors” in the Company’s final prospectus included as part of its Registration Statement on Form S-1, as amended (SEC File No. 333-186495) (the “Registration Statement”), and in Part II, Item 1A., Risk Factors, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and its other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and the Company assumes no obligation to update or supplement any forward-looking statements.

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

Initial Public Offering and Recapitalization

On May 14, 2013, we completed an initial public offering (“IPO”) in which we sold approximately 12.8 million shares of Class A Common Stock par value $0.0001 per share (“Class A Common Stock”) for cash consideration of $16.875 per share (net of underwriting discounts). With the net proceeds from the IPO, we bought Class A Units of Private National Mortgage Acceptance Company, LLC (“PennyMac”) and became its sole managing member. We operate and control all of the business and affairs and consolidate the financial results of PennyMac.

Before the completion of the IPO, the limited liability company agreement of PennyMac was amended and restated to, among other things, change its capital structure by converting the different classes of interests held by its existing unitholders into Class A Units. PennyMac and its existing unitholders also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Class A Units for shares of our Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and certain other transactions that would cause the number of outstanding shares of Class A Common Stock to be different than the number of Class A Units that PFSI owns.

Before 2013, PennyMac made an election pursuant to Section 754 of the Internal Revenue Code which remains in effect. An exchange results in a special adjustment for PFSI that may increase PFSI’s tax basis in the assets of PennyMac that otherwise would not have been available.  These increases in tax basis may reduce the amount of tax that PFSI would otherwise be required to pay in the future and result in increases in investment in PennyMac deferred tax assets net of investment in PennyMac deferred tax liabilities.

As part of the IPO, we entered into a tax receivable agreement with the then-existing unitholders of PennyMac that provides for payment to such owners of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) increases in tax basis resulting from exchanges of Class A Units and (ii) certain other tax benefits related to our tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

PennyMac was founded in 2008 by members of its executive leadership team and two strategic partners, BlackRock Mortgage Ventures, LLC, together with its affiliates, and HC Partners LLC, formerly known as Highfields Capital Investments LLC, together with its affiliates.

We conduct our business in two segments: mortgage banking and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC, (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States.  Our principal investment management subsidiary, PNMAC Capital Management, LLC, (“PCM”), is an SEC registered investment adviser. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment Company Act of 1940, as amended, and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”

Mortgage Banking

Our mortgage banking segment is comprised of three primary businesses: correspondent lending, retail lending, and loan servicing.

•                  Correspondent Lending. Our correspondent lending business manages, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated loans, primarily “conventional” residential mortgage loans guaranteed by the Agencies. For conventional loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each loan purchased by PMT. In the case of government-insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account.

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

During the quarter and nine months ended September 30, 2013, we managed PMT’s acquisition of approximately $8.0 billion and $25.2 billion, respectively, in unpaid principal balance of newly originated, prime credit quality, first-lien residential mortgage loans.  We purchased, for our own account, approximately $4.0 billion and $12.0 billion in unpaid principal balance of government-insured loans from PMT during the quarter and nine month period ended September 30, 2013. We also originated $282.5 million and $892.3 million in unpaid principal balance of residential mortgage loans through our retail channel during the quarter and nine month period ended September 30, 2013. During the quarter and nine months ended September 30, 2013, we increased our portfolio of loans that we serviced or subserviced from approximately $28.2 billion at December 31, 2012 to approximately $52.9 billion at September 30, 2013.

During the quarter and nine months ended September 30, 2012, we managed PMT’s acquisition of approximately $6.3 billion and $11.5 billion, respectively, in unpaid principal balance of newly originated, prime credit quality, first-lien residential mortgage loans. We purchased for our account approximately $2.6 billion and $5.0 billion, respectively, in unpaid principal balance of government-insured loans from PMT. We also originated $147.5 million and $302.6 million, respectively, in unpaid principal balance of residential mortgage loans through our retail channel during the quarter and nine months ended September 30, 2012, and increased our portfolio of loans that we serviced or subserviced from approximately $7.7 billion at December 31, 2011 to approximately $18.6 billion at September 30, 2012.

Investment Management

We are an investment manager through our indirect wholly-owned subsidiary, PCM. PCM currently manages PMT and the Investment Funds, which had combined net assets of approximately $2.1 billion as of September 30, 2013. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on investment performance.

Observations on Current Market Opportunities

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues its pattern of modest growth as reflected in recent economic data. During the third quarter of 2013, real U.S. gross domestic product expanded at an annual rate of 2.8% compared to revised 2.5% and 2.8% annual rates for the second quarter of 2013 and third quarter of 2012, respectively. Modest economic growth continued to affect unemployment rates during the second quarter of 2013. The national unemployment rate was 7.2% at September 30, 2013 and compares to a revised seasonally adjusted rate of 7.8% at September 30, 2012 and 7.6% at June 30, 2013. Delinquency rates on residential real estate loans remain elevated compared to historical rates. As reported by the Federal Reserve, during the second quarter of 2013, the delinquency rate on residential real estate loans held by commercial banks was 9.4%, a reduction from 10.6% during the second quarter of 2012.

Residential real estate activity appears to be improving. The seasonally adjusted annual rate of existing home sales for September 2013 was 10.7% higher than for September 2012 and the national median existing home price for all housing types was $199,200, an 11.7% increase from September 2012. On a national level, foreclosure filings during the third quarter of 2013 decreased by 27% as compared to the third quarter of 2012. Foreclosure activity across the country is expected to remain above historical average levels through the remainder of 2013 and beyond.

Thirty-year fixed rate mortgage interest rates ranged from a high of 4.49% to a low of 4.37% during the third quarter of 2013 (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey). During the first nine months of 2013, mortgage interest rates have ranged from a high of 4.58% to a low of 3.34%. During the third quarter of 2012, interest rates for the thirty-year fixed rate mortgage ranged from a high of 3.66% to a low of 3.40%.

Changes in fixed rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Toward the end of the second quarter, an increase in these treasury yields led to an increase in mortgage loan interest rates. As a result of this increase in mortgage loan interest rates, market volumes for mortgage originations have declined led by a reduction in refinance activity.

Mortgage lenders originated an estimated $460 billion of home loans during the third quarter of 2013, down 18.6 percent from the second quarter of the year. That brought year-to-date volume for the origination market to slightly less than $1.6 trillion, up 3.9 percent from the pace set during the first nine months of 2012 (Source: Inside Mortgage Finance). However, mortgage originations are forecast to decline, with current industry estimates for the fourth quarter of 2013 totaling $280 billion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

In our capacity as an investment manager, we continue to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the third quarter of 2013, we reviewed 25 mortgage loan pools with unpaid principal balances totaling approximately $7.3 billion. This compares to our review of 23 mortgage loan pools with unpaid principal balances totaling approximately $3.8 billion during the third quarter of 2012. We managed the acquisition, on behalf of PMT, of distressed mortgage loans with fair values totaling $822 million during the third quarter of 2013 compared to $151 million during the third quarter of 2012.

In recent periods, we have seen increased competition from new and existing market participants in both our correspondent lending and retail lending businesses, as well as reductions in the overall level of refinancing activity. We believe that this change in supply and demand within the marketplace has been driving lower production margins in recent periods, which is reflected in our results of operations in our gains on mortgage loans held for sale. Although margins on gains from mortgage loans held for sale benefitted from wider secondary spreads (the difference between interest rates charged to borrowers and yields on mortgage-backed securities in the secondary market) in 2012, margins narrowed in subsequent quarters and we expect them to continue to normalize toward their long-term averages in 2013 and 2014.

Results of Operations

Our results of operations are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$25,949	$39,760	$108,560	$68,487
Loan origination fees	6,280	2,752	18,260	5,439
Fulfillment fees from PennyMac Mortgage Investment Trust	18,327	17,258	68,625	31,097
Net servicing income	21,399	6,112	59,510	25,346
Management fees	10,540	6,114	29,375	15,163
Carried Interest from Investment Funds	2,812	3,355	10,411	7,254
Net interest income	937	(128)	(376)	265
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	165	314	(68)	630
Other	785	695	1,842	1,886
Total revenue	87,194	76,232	296,139	155,567
Total expenses	52,277	38,369	155,700	92,664
Provision for income taxes	3,493	—	5,531	—
Net income	$31,424	$37,863	$134,908	$62,903

Pre-tax income by segment:
Mortgage Banking	$22,657	$30,290	$106,605	$44,648
Investment Management	12,260	7,573	33,834	18,255
	$34,917	$37,863	$140,439	$62,903
During the period:
Mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PMT at fair value	$4,147,535	$2,650,097	$12,429,698	$5,111,185
Retail production at fair value	282,440	149,006	895,405	304,402
	$4,429,975	$2,799,103	$13,325,103	$5,415,587
Unpaid principal balance of mortgage loans fulfilled for PMT	$3,681,771	$2,488,443	$12,792,482	$4,828,117
At period end:
Unpaid principal balance of mortgage loan servicing portfolio
Mortgage loans held for sale	$490,088	$376,717	$490,088	$376,717
MSRs owned	22,776,613	8,286,075	22,776,613	8,286,075
Subserviced	29,605,633	10,313,879	29,605,633	10,313,879
	$52,872,334	$18,976,671	$52,872,334	$18,976,671
Net assets of Advised Entities
PennyMac Mortgage Investment Trust	$1,494,765	$1,184,203	$1,494,765	$1,184,203
Investment Funds	556,013	575,850	556,013	575,850
	$2,050,778	$1,760,053	$2,050,778	$1,760,053

Comparison of the quarters and nine months ended September 30, 2013 and 2012

Net income decreased by approximately $6.4 million or 17% and increased $72.0 million or 114% for the quarter and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.

The decrease in net income from the quarter ended September 30, 2012 to the quarter ended September 30, 2013 is due to the contraction in the mortgage origination market and the resulting increased price competition, which had a negative effect on our margins during the quarter ended September 30, 2013. While our mortgage loan origination volume increased $1.6 billion or 58%, increased price competition in the mortgage market during the quarter ended September 30, 2013 caused a reduction in our net gain on mortgage loans held for sale at fair value of $13.8 million or 35%.

The increase in net income for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily reflects growth in the Company’s mortgage banking operations. Loan purchase and origination volume increased by approximately $7.9 billion or 146% in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 and the Company’s loan servicing portfolio was approximately $52.9 billion at September 30, 2013, an increase of $33.9 billion or 179% from September 30, 2012. This growth was supplemented by growth in the Company’s investment management segment due to an increase of $14.2 million or 94% in management fees for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. These revenue increases were partly offset by increases in expenses of approximately $63.0 million or 68%, during the nine month periods ended September 30, 2013 as compared to the comparable periods in 2012. We incurred these increases in expenses to accommodate the Company’s growth.

Net gains on mortgage loans held for sale at fair value

During the quarter and nine months ended September 30, 2013, we recognized net gains on mortgage loans held for sale at fair value totaling $25.9 million and $108.6 million, respectively. This compares to net gains on mortgage loans held for sale at fair value totaling $39.8 million and $68.5 million, respectively, during the quarter and nine months ended September 30, 2012.

The decrease in net gains on mortgage loans held for sale at fair value from the quarter ended September 30, 2012 to the quarter ended September 30, 2013 is due to the effect of increasing price competition in the mortgage market, which had a negative effect on our margins during the quarter ended September 30, 2013. The net gain for the quarters ended September 30, 2013 and 2012 included $60.1 million and $25.6 million, respectively, in fair value of MSRs received as part of proceeds on sales.

The increase in net gains on mortgage loans held for sale at fair value for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was due to growth in the volume of mortgage loans that we purchased and originated and subsequently sold during 2013 as compared to 2012. The net gains for the nine months ended September 30, 2013 included $154.4 million in fair value of MSRs received as part of proceeds on sales. The net gains for the nine months ended September 30, 2012 included $51.0 million in fair value of MSRs received as part of proceeds on sales.

We recognized gains on mortgage loans held for sale as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cash (loss) gain:
Sales proceeds	$(93,725)	$26,676	$(148,866)	$49,695
Hedging activities	88,789	(19,574)	128,670	(40,276)
	(4,936)	7,102	(20,196)	9,419
Non-cash gain:
Receipt of MSRs in loan sale transactions	60,137	25,620	154,352	51,006
MSR recapture payable to affiliate	(86)	—	(586)	—
Provision for losses relating to representations and warranties provided in loan sales	(1,069)	(918)	(3,766)	(1,856)
Change in fair value relating to mortgage loans and hedging derivatives held for sale at period end:
IRLCs	37,768	20,723	(2,382)	25,528
Mortgage loans	27,510	6,693	7,876	8,636
Hedging derivatives	(93,375)	(19,460)	(26,738)	(24,246)
	$25,949	$39,760	$108,560	$68,487
During the period:
Unpaid principal balance of loans sold	$4,442,944	$2,490,174	$12,679,436	$4,834,492
Interest rate lock commitments issued, net of cancellations	$3,699,970	$2,274,847	$12,280,205	$3,539,763
At period end:
Fair value of mortgage loans held for sale	$530,248	$410,071	$530,248	$410,071
Commitments to fund and purchase mortgage loans	$1,163,531	$1,470,590	$1,163,531	$1,470,590

Increase (decrease) in gains on mortgage loans held for sale at fair value due to:
Change in IRLCs fair value	$17,045	$19,324	$27,910	$24,428
Volume of loans sold	7,532	17,981	68,494	41,143
Gain margin	(38,388)	112	(512)	(979)
Total change	$(13,811)	$37,417	$95,892	$64,592

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

We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimate of the fair value of the MSRs we expect to receive in the sale of the loans and the probability that the mortgage loan will fund or be purchased as a percentage of the commitment we have made (the “pull-through rate”). We update our estimates of the value of the IRLCs as the mortgage loans move through the purchase or loan process for changes in our estimate of the probability the loan will fund and for changes in interest rates.

An active, observable market for IRLCs does not exist. Therefore, we estimate the fair value of IRLCs using methods and assumptions we believe that market participants use in pricing IRLCs. The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the value of the mortgage loans we have committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, could result in a significant change in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but rising interest rates increase the pull-through rate for loans that have decreased in fair value in comparison to the agreed-upon purchase price.

Following is a quantitative summary of key unobservable inputs we used in the valuation of IRLCs as of the dates presented:

	September 30, 2013	December 31, 2012
	Range (Weighted average)
Key Inputs
Pull-through rate	56.6% - 98.0%	61.6% — 98.1%
	(78.3%)	(79.1%)
MSR value expressed as:
Servicing fee multiple	2.1 - 5.0	3.2 — 4.2
	(4.0)	(4.0)
Percentage of unpaid principal balance	0.4% - 2.6%	0.6% — 2.2%
	(1.1%)	(0.9%)

MSRs represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service the loans. As discussed in Net loan servicing income, below, how much of the MSR we realize in cash depends on how our initial estimates of the future cash flows accruing to the MSRs are realized.

As economic fundamentals influence the loans we sell with servicing rights retained, our estimate of the fair value of MSRs will also change. As a result, we will record changes in fair value as a component of Net loan servicing income for the MSRs we carry at fair value and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,
	2013		2012
	Range (Weighted average)
	Amortized cost	Fair value	Amortized cost	Fair value
Unpaid principal balance of underlying loans	$4,120,962	$315,869	$2,485,982	$4,217
Weighted-average servicing fee rate (in basis points)	30	31	27	27

Pricing spread (1)	5.4% - 15.9%	7.4% - 13.1%	7.5% - 9.9%	7.5% - 9.9%
	(8.2%)	(9.9%)	(9.8%)	(7.8%)
Annual total prepayment speed (2)	8.5% - 14.7%	8.8% - 17.2%	8.4% - 9.5%	8.4% - 9.5%
	(8.8%)	(9.2%)	(8.4%)	(9.2%)
Life (in years)	2.9 — 6.9	3.6 — 7.0	6.4 — 6.7	6.4 — 6.7
	(6.7)	(6.9)	(6.7)	(6.4)
Cost of servicing	$68 — $120	$68 — $120	$68 — $100	$68 — $100
	$(104)	$(101)	$(99)	$(71)

	Nine months ended September 30,
	2013		2012
	Range (Weighted average)
	Amortized cost	Fair value	Amortized cost	Fair value
Unpaid principal balance of underlying loans	$12,350,104	$318,066	$4,811,328	$17,504
Weighted-average servicing fee rate (in basis points)	29	31	27	28

Pricing spread (1)	5.4% - 15.9%	7.4% - 13.1%	7.5% - 9.9%	7.5% - 9.9%
	(8.2%)	(9.9%)	(9.8%)	(8.4%)
Annual total prepayment speed (2)	8.5% - 18.5%	8.8% - 17.2%	7.8% - 9.5%	7.8% - 9.5%
	(8.8%)	(9.2%)	(8.3%)	(8.6%)
Life (in years)	2.9 – 6.9	3.6 – 7.0	5.9 – 6.9	5.9 – 6.9
	(6.7)	(6.9)	(6.7)	(6.4)
Cost of servicing	$68 – $120	$68 – $120	$68 – $100	$68 – $100
	$(102)	$(101)	$(99)	$(77)

(1)                  Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)                  Annual total prepayment speed is measured using CPR.

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

Following is a summary of our Liability for losses under representations and warranties in the consolidated balance sheets:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$6,185	$1,387	$3,504	$449
Provisions for losses on loans sold	1,069	918	3,766	1,856
Incurred losses	(39)	—	(55)	—
Balance at end of period	$7,215	$2,305	$7,215	$2,305
Unpaid principal balance of mortgage loans subject to representations and warranties	$20,428,213	$6,444,618	$20,428,213	$6,444,618

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
During the period:
Unpaid balance of mortgage loans repurchased	$1,973	$—	$6,840	$—
Unpaid principal balance of mortgage loans put to correspondent lenders	$357	$—	$1,410	$—
At period end:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$1,249	$3,459	$1,249	$3,459

During the quarter and nine months ended September 30, 2013, we repurchased mortgage loans with unpaid balances totaling $2.0 million and $6.8 million, respectively, and charged $39,000 and $55,000, respectively, in incurred losses relating to these repurchases against our liability for representations and warranties. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity to increase. As economic fundamentals change and as investor and Agency evaluation of their loss mitigation strategies, including claims under representations and warranties, change, the level of repurchase activity and ensuing losses will change, which may be material to us.

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans. Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current unpaid principal balance of loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties. We believe the amount and range of reasonably possible losses in relation to the recorded liability is not material to our financial condition or results of operations.

Our hedging activities relating to correspondent and retail lending primarily involve forward sales of our inventory and IRLCs as well as purchases of options to sell and options to purchase MBS.

Other loan production-related revenues

Loan origination fees increased $3.5 million and $12.8 million, respectively, in the quarter and nine months ended September 30, 2013 compared to the same periods in 2012. The increase was due to growth in the volume of loans produced.

Loan fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans.  The loan fulfillment fees are calculated as a percentage of the unpaid principal balance of the mortgage loans we fulfill for PMT.  Summarized below are our fulfillment fees for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fulfillment fee revenue	$18,327	$17,258	$68,625	$31,097
Unpaid principal balance of loans fulfilled	$3,681,771	$2,488,443	$12,792,482	$4,828,117

The increase of $1.1 million and $37.5 million, respectively, in fulfillment fees during the quarter and nine months ended September 30, 2013 compared to the same periods in 2012 is due to the continuing growth in the volume of Agency-eligible and jumbo mortgage loans PMT purchased in its correspondent lending activities.

Net servicing income

Our net servicing income is summarized before for the periods presented

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except share data)
Net servicing income:
Loan servicing fees
From non-affiliates	$14,596	$2,154	$35,397	$8,776
From PennyMac Mortgage Investment Trust	10,738	4,600	27,251	13,163
From Investment Funds	1,813	2,484	6,060	9,130
Mortgage servicing rebate from (to) Investment Funds	(362)	135	(535)	(360)
Ancillary and other fees	2,777	1,153	7,700	3,661
	29,562	10,526	75,873	34,370
Amortization, impairment and change in estimated fair value of mortgage servicing rights	(8,163)	(4,414)	(16,363)	(9,024)
Net servicing income	$21,399	$6,112	$59,510	$25,346

Following is a summary of our loan servicing portfolio as of the dates presented:

	September 30, 2013	December 31, 2012
	(in thousands)
Loans serviced at period end:
Prime servicing:
Subserviced for our Advised Entities	$24,540,141	$12,920,209
Owned MSRs—Originated	20,024,781	8,992,602
Owned MSRs—Acquisitions	1,700,612	990,461
Mortgage loans held for sale	490,088	417,742
Total prime servicing	46,755,622	23,321,014
Special servicing:
Subserviced for our Advised Entities	5,015,113	3,559,893
Subserviced for non-affiliates	50,379	—
Owned MSRs—Acquisitions	1,051,220	1,271,642
Total special servicing	6,116,712	4,831,535
Total loans serviced	$52,872,334	$28,152,549

Total loan servicing fees increased $19.0 million and $41.5 million, respectively, in the quarter and nine months ended September 30, 2013 compared to the same periods in 2012. The increase in the quarter and nine months ended September 30, 2013 was due to an increase of $12.4 million and $26.6 million, respectively, in loan servicing fees from non-affiliates due to growth in our portfolio of loans serviced as a result of our ongoing sales of mortgage loans with servicing rights retained; an increase of $6.1 million and $14.1 million, respectively, in loan servicing fees from PMT due to growth in the volume of loans we service and subservice for PMT; and an increase of $1.6 million and $4.0 million, respectively, in ancillary fees due to growth in the portfolios of mortgage loans serviced, partially offset by a decrease in loan servicing fees net of mortgage servicing rebate from the Investment Funds of $398,000 and $3.2 million, respectively. This decrease was due to the decrease in the principal balance in the Investment Funds’ mortgage loan portfolios as these portfolios liquidate following the end of the related commitment periods on December 31, 2011.

Amortization, impairment and change in estimated fair value of mortgage servicing rights are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
MSRs carried at lower of amortized cost or fair value:
Amortization	$5,367	$1,127	$12,713	$1,962
Recognition of impairment	1,192	1,000	549	1,784
Hedging losses	—	48	1,291	48
	6,559	2,175	14,553	3,794
MSRs carried at fair value:
Change in fair value	1,575	2,239	1,781	5,230
Change in fair value of excess spread financing	29	—	29	—
	1,604	2,239	1,810	5,230
Total amortization, impairment and change in fair value	$8,163	$4,414	$16,363	$9,024

Amortization, impairment and change in estimated fair value of mortgage servicing rights increased $3.8 million from $4.4 million to $8.2 million from the quarter ended September 30, 2012 to the quarter ended September 30, 2013 and increased $7.4 million from $9.0 million to $16.4 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The increase in amortization, impairment and change in estimated fair value during the quarter and nine months ended September 30, 2013 as compared to the quarter and nine months ended September 30, 2012 was due primarily to growth in our investment in MSRs between 2012 and 2013, which caused an increase in amortization of the asset.

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

We account for MSRs at either our estimate of the asset’s estimated fair value with changes in fair value recorded in current period income or using the amortization method with the MSRs carried at the lower of amortized cost or estimated fair value based on whether we believe the underlying mortgages are sensitive to prepayments resulting from changing market interest rates. We have identified an initial mortgage interest rate of 4.5% for MSRs originated through our lending activities as the threshold for whether such mortgage loans are sensitive to changes in interest rates:

•                  Our risk management efforts in connection with MSRs relating to mortgage loans originated through our lending activities with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ values.

•                  For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of our lending activities, we have concluded that such assets present different risks than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Our risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. We have identified these assets for accounting using the amortization method.

Our MSRs are summarized by the basis on which we account for the assets below as of the dates presented:

Basis of Accounting	September 30, 2013	December 31, 2012
	(in thousands)
Fair value	$26,768	$19,798
Lower of amortized cost or fair value:
Amortized cost	$229,617	$92,155
Valuation allowance	(3,527)	(2,978)
Carrying value	$226,090	$89,177
Fair value	$239,326	$91,028

Total MSR:
Carrying value	$252,858	$108,975
Fair value	$266,094	$110,826
Unpaid balance of mortgage loans underlying MSRs	$22,776,613	$11,254,705
Average servicing fee rate (in basis points)
Amortized cost	28	28
Fair value	27	26
Fair value special servicing	50	50

Key assumptions used in determining the fair value of MSRs as of the dates presented are as follows:

Purchased MSRs backed by distressed mortgage loans

	September 30, 2013		December 31, 2012
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Unpaid principal balance of underlying loans and effect on value amounts in thousands)
Carrying value	$10,125	—	$12,370	—
Unpaid principal balance of underlying loans	$1,051,220	—	$1,271,478	—
Weighted-average note rate	5.88%	—	6.01%	—
Weighted-average servicing fee rate (in basis points)	50	—	50	—

Discount rate	15.3% – 15.3%	—	15.3% – 15.3%	—
	(15.3%)	—	(15.3%)	—

Average life (in years)	4.8	—	5.0	—
Prepayment speed (1)	11.7% – 11.7%	—	10.7% – 10.7%	—
	(11.7%)	—	(10.7%)	—

Per-loan cost of servicing	$250 – $250	—	$270 – $270	—
	$(250)	—	$(270)	—

(1)                                 Prepayment speed is measured using CPR.

All other MSRs

	September 30, 2013		December 31, 2012
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Unpaid principal balance of underlying loans and effect on value amounts in thousands)
Carrying value	$16,643	$226,090	$7,428	$89,177
Unpaid principal balance of underlying loans	$1,700,612	$20,024,781	$1,166,765	$8,730,686
Weighted-average note rate	4.68%	3.57%	5.22%	3.65%
Weighted-average servicing fee rate (in basis points)	27	28	26	28
Pricing spread (1)	6.4% – 17.5%	5.4% – 15.9%	7.5% – 19.5%	7.5% – 16.5%
	(8.9%)	(7.6%)	(10.6%)	(9.8%)

Average life (in years)	0.2 – 14.4	2.6 – 6.9	0.2 – 14.4	2.5 – 6.9
	(6.6)	(6.7)	(5.0)	(6.6)
Prepayment speed (2)	8.7% – 72.8%	8.5% – 16.0%	9.0% – 84.2%	8.7% – 28.3%
	(10.6%)	(9.0%)	(19.2%)	(9.2%)

Per-loan cost of servicing	$68 – $120	$68 – $120	$68 – $140	$68 – $140
	$(77)	$(102)	$(76)	$(99)

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

Management fees and Carried Interest

Management fees and Carried Interest are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Management Fees:
PennyMac Mortgage Investment Trust:
Base management fee	$5,104	$3,672	$14,043	$7,964
Performance incentive fee	3,435	—	9,443	—
	8,539	3,672	23,486	7,964
Investment Funds	2,001	2,442	5,889	7,199
	$10,540	$6,114	$29,375	$15,163

Carried Interest	$2,812	$3,355	$10,411	$7,254
Total management fees and carried interest	$13,352	$9,469	$39,786	$22,417

Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,494,765	$1,184,203	$1,494,765	$1,184,203
Investment Funds	556,013	575,850	556,013	575,850
	$2,050,778	$1,760,053	$2,050,778	$1,760,053

Management fees from PMT increased $4.9 million and $15.5 million, respectively, in the quarter and nine months ended September 30, 2013 compared to the same periods in 2012. The increase was due primarily to:

•            Base management fees increased due to an increase in PMT’s shareholders’ equity upon which its management fee is based by $310.6 million or 26% from September 30, 2012 through September 30, 2013.

•            We recognized incentive fees of $3.4 million and $9.4 million for the quarter and nine months ended September 30, 2013, respectively. These fees were not recognized during 2012. We recognized performance incentive fees during 2013 as a result of the amendment to our management agreement with PMT effective February 1, 2013, which changed the basis on which profitability is measured for incentive fee purposes. Under the amended agreement, profitability is primarily based on net income determined in compliance with U.S. GAAP. Previously, the agreement based profitability on U.S. GAAP net income generally excluding non-cash gains and losses.

Partially offsetting the increases in management fees from PMT, management fees from the Investment Funds decreased $441,000 and $1.3 million, respectively, in the quarter and nine months ended September 30, 2013 compared to the same periods in 2012. The decrease was due to decreases in the Investment Funds’ net asset values as a result of continued distributions to the Funds’ investors following the end of the Investment Funds’ commitment periods at December 31, 2011, which reduced the investment base on which the management fees are computed.

Carried Interest from Investment Funds decreased $543,000 from $3.4 million for the quarter ended September 30, 2012 to $2.8 million for the quarter ended September 30, 2013. The decrease was due to decreases in the Investment Funds’ net asset values as a result of continued distributions to the Funds’ investors following the end of the Investment Funds’ commitment periods at December 31, 2011, which reduced the investment base on which the Carried Interest returns is computed. Carried Interest from Investment Funds increased $3.2 million from $7.3 million for the nine months ended September 30, 2012 to $10.4 million for the nine months ended September 30, 2013. The increase was primarily due to valuation gains in the Investment Funds’ loan portfolios as a result of increases in demand for distressed mortgage loans, improvements in the value of the loans as they proceed through the resolution process and continuing increases in collateral valuations for the properties underlying the Funds’ loans.

Other revenues

Net interest income increased $1.1 million from ($128,000) for the quarter ended September 30, 2012, to $937,000 for the quarter ended September 30, 2013 due to the increase in our average inventory of mortgage loans held for sale as a result of the growth in our loan production activities, and primarily relates to the interest that we earned on mortgage loans net of interest paid on our financing facilities during the period for which we held the loans pending sale.  Net interest income decreased $641,000 from $265,000 for the nine months ended September 30, 2012 to ($376,000) for the nine months ended September 30, 2013 due to interest expense financing our non-interest earning assets exceeding net interest income on our interest earning assets.

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Dividends	$43	$41	$128	$124
Change in fair value	122	273	(196)	506
	$165	$314	$(68)	$630

Fair value of PMT shares at period end	$1,701	$1,753	$1,701	$1,753

Change in fair value of investment in and dividends received from PMT decreased $149,000 and $698,000, respectively, in the quarter and nine months ended September 30, 2013 compared to the same periods in 2012.  The decreases were primarily due to decreases in the fair value of our investment in common shares of PMT as of September 30, 2013 as compared to the appreciation in value of our investment in common shares of PMT during 2012. During the periods ended September 30, 2013 and 2012, we held 75,000 common shares of PMT.

Expenses

Our compensation expense is summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Salaries and wages	$26,722	$16,320	$74,970	$41,269
Incentive compensation	2,945	7,645	22,649	14,690
Taxes and benefits	3,825	2,298	11,937	5,964
Stock and unit-based compensation	2,338	5,593	4,294	15,833
	$35,830	$31,856	$113,850	$77,756

Average headcount	1,402	800	1,324	649
Period-end headcount	1,329	850	1,329	850

Compensation expense increased $4.0 million from $31.9 million for the quarter ended September 30, 2012 to $35.8 million for the quarter ended September 30, 2013 and increased $36.1 million from $77.8 million for the nine months ended September 30, 2012 to $113.9 million for the nine months ended September 30, 2013. The increase in compensation expense was due to the development of and growth in our mortgage banking segment as well as growth in the level of assets managed and serviced for PMT, partially offset by decreases in unit-based compensation relating to PennyMac Class A units awards. The increase in compensation expense in the quarter ended September 30, 2013 was further offset by reduced accruals for cash-based incentive compensation. We expect stock-based compensation to increase in future quarters as a result of equity-based grants made on June 13, 2013. However, based on current outstanding equity award grants we do not expect to incur stock-based compensation expense at the level recorded during 2012.

Professional services expense increased $1.5 million and $4.4 million, respectively, in the quarter and nine months ended September 30, 2013 compared to the same periods in 2012. The increase was due to growth in the size of our operations.

Loan origination expense increased $1.0 million from $1.8 million for the quarter ended September 30, 2012 to $2.8 million for the quarter ended September 30, 2013 and increased $6.0 million from $1.8 million for the nine months ended September 30, 2012 to $7.8 million for the nine months ended September 30, 2013. The increase was due to growth in our loan origination volume and to changes in our fee structure which resulted in many of our fees being charged to correspondent lenders on an other-than pass-through basis. As a result of this change in structure, we recognized both the fee income and expense during 2013 as compared to “passing through” these items on a net basis during 2012.

Technology expense increased $1.5 million and $3.0 million, respectively, in the quarter and nine months ended September 30, 2013 compared to the same periods in 2012. The increase was due to growth in the size of our operations.

Servicing expense increased $932,000 and $2.6 million, respectively, in the quarter and nine months ended September 30, 2013 compared to the same periods in 2012. The increase was due to growth in our mortgage servicing portfolio.

Occupancy expense increased $402,000 and $805,000, respectively, in the quarter and nine months ended September 30, 2013 compared to the same periods in 2012. The increase was primarily due to growth in the size of our operations.

Other expense increased $4.5 million and $10.1 million, respectively, in the quarter and nine months ended September 30, 2013 compared to the same periods in 2012. The increase was due to growth in the size of our operations.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement.  The expense amounts presented in our income statement are net of these allocations.  Expense amounts allocated to PMT during the periods ended September 30, 2013 and 2012 are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Technology	$891	$310	$2,814	$568
Occupancy	558	414	1,658	897
Depreciation and amortization	349	178	986	365
Other	729	342	2,335	645
Total expenses	$2,527	$1,244	$7,793	$2,475

The amount of total expenses that we allocated to PMT increased $1.3 million from $1.2 million in the quarter ended September 30, 2012 to $2.5 million for the quarter ended September 30, 2013 and increased $5.3 million from $2.5 million for the nine months ended September 30, 2012 to $7.8 million for the nine months ended September 30, 2013. The increase was due to growth in our overhead expenses, resulting in a larger portion of our overhead expenses being allocated to PMT.

Provision for Income Taxes

For the quarter and nine months ended September 30, 2013, our effective tax rates were 9.9% and 4.0%, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash and short-term investments	$183,885	$65,487
Mortgage loans held for sale at fair value	530,248	448,384
Servicing advances	105,344	93,152
Receivable from affiliates	22,571	20,363
Carried Interest due from Investment Funds	58,134	47,723
Mortgage servicing rights	252,858	108,975
Other assets	101,344	48,079
Total assets	$1,254,384	$832,163

LIABILITIES
Borrowings	$444,658	$446,547
Payable to affiliates	94,804	83,574
Other liabilities	124,961	40,292
Total liabilities	664,423	570,413
EQUITY	589,961	261,750
Total liabilities and equity	$1,254,384	$832,163

Total assets increased $422.2 million from $832.2 million at December 31, 2012 to $1.3 billion at September 30, 2013. The increase was primarily due to an increase of $143.9 million in MSRs and an increase of $81.9 million in mortgage loans held for sale at fair value, both due to growth in our correspondent lending operations. Our cash and short-term investment balances increased by $118.4 million reflecting the proceeds from our IPO partially offset by our use of the IPO proceeds to pay down our repurchase agreement borrowings which reduced the percentage of our assets being financed.

Total liabilities increased by $94.0 million from $570.4 million as of December 31, 2012 to $664.4 million as of September 30, 2013. The increase was primarily attributable to an increase in liabilities relating to a tax receivable agreement with PennyMac’s partners of $58.6 million, which resulted from one exchange of PennyMac Class A units to shares of PFSI stock.

Cash Flows

Comparison of Quarters ended September 30, 2013 and 2012

Our cash flows resulted in a net increase in cash of $44.1 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The positive cash flows arose primarily due to our initial public offering during the period. Cash used in operating activities totaled $68.2 million during the nine months ended September 30, 2013. The cash used in operating activities were primarily due to growth of our mortgage loans held for sale portfolio as origination and purchases of loans exceeded loan sales.

Net cash used in investing activities was $78.5 million during the nine months ended September 30, 2013. This use of cash reflects an increase in short-term investments due to the liquidity provided by the IPO.

Net cash provided by financing activities was $190.8 million during the nine months ended September 30, 2013. Cash provided by financing activities was primarily due to the IPO which raised $212.3 million net of underwriting and offering costs.

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

Our repurchase agreements represent the sales of mortgage loans together with agreements for us to buy back the mortgage loans at a later date. During the nine months ended September 30, 2013, the average balance outstanding under agreements to repurchase mortgage loans totaled $354.1 million, and the maximum daily amount outstanding under such agreements totaled $623.5 million. During the nine months ended September 30, 2012, the average balance outstanding under agreements to repurchase mortgage loans totaled $146.4 million, and the maximum daily amount outstanding under such agreements totaled $361.6 million.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2013, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of September 30, 2013, we had on-balance sheet contractual obligations of $387.9 million to finance assets under agreements to repurchase with maturities between July 25, 2013 and the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination. We also had a contractual obligation of $56.8 million relating to a note payable secured by mortgage servicing rights and loan servicing advances at fair value and with a maturity date that is the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination. We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from PMT	$1,022,670	$1,022,670	$—	$—	$—
Commitments to fund mortgage loans	140,861	140,861	—	—	—
Commitments to sell mortgage loans	3,086,889	3,086,889	—	—	—
Loans sold under agreements to repurchase	387,883	387,883	—	—	—
Note payable	56,775	56,775	—	—	—
Payable to Private National Mortgage Acceptance Company, LLC partner under tax receivable agreement	58,615	—	11,916	9,959	36,740
Software licenses (1)	7,710	3,855	3,855	—	—
Office leases	13,132	3,584	7,829	1,719	—
Total	$4,774,535	$4,702,517	$23,600	$11,678	$36,740

(1)                                 Software licenses include both volume and activity-based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $452,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 226,000 at September 30, 2013. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the quarter ended September 30, 2013, software license fees totaled $2.8 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2013:

Counterparty	Amount at risk	Weighted-average maturity of advances under repurchase agreement	Facility Maturity
	(in thousands)
Bank of America, N.A.	$45,516	December 16, 2013	January 2, 2014
Credit Suisse First Boston Mortgage Capital LLC	$89,917	December 18, 2013	(1)

(1)         The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of mortgage loans under agreements to repurchase, and a note payable secured by mortgage servicing rights and loan servicing advances. The borrower under each of these facilities is PLS, and all obligations thereunder are guaranteed by Private National Mortgage Acceptance Company, LLC.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of September 30, 2013, we were in compliance in all material respects with these covenants.

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

All of PLS’s borrowings discussed above have short-term maturities that expire as follows:

Counterparty (1)	Outstanding Indebtedness (2)	Committed Amount	Maturity Date
	(in thousands)
Bank of America, N.A.	$199,423	$300,000	January 2, 2014
Citibank, N.A.	$—	$150,000	July 24, 2014
Credit Suisse First Boston Mortgage Capital LLC	$188,460	$300,000	(3)
Credit Suisse First Boston Mortgage Capital LLC	$56,775	$117,000	(3)

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

(2)         Represents outstanding indebtedness reduced by cash collateral as of September 30, 2013.

(3)      The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are interest rate risk, credit risk, prepayment risk, inflation risk and market value risk.

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

Inflation Risk

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Furthermore, our consolidated financial statements are prepared in accordance with GAAP and any distributions that PennyMac may make to its members will be determined by us as the managing member of PennyMac based primarily on our taxable income and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of September 30, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$260,632	$249,562	$244,345	$234,493	$229,837	$221,023
Change in fair value:
$	$21,306	$10,236	$5,020	$(4,833)	$(9,488)	$(18,303)
%	8.90%	4.28%	2.10%	-2.02%	-3.96%	-7.65%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$259,797	$249,207	$244,182	$234,630	$230,088	$221,435
Change in fair value:
$	$20,472	$9,881	$4,856	$(4,696)	$(9,238)	$(17,891)
%	8.55%	4.13%	2.03%	-1.96%	-3.86%	-7.48%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$248,857	$244,091	$241,709	$236,943	$234,560	$229,794
Change in fair value:
$	$9,531	$4,766	$2,383	$(2,383)	$(4,766)	$(9,531)
%	3.98%	1.99%	1.00%	-1.00%	-1.99%	-3.98%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of September 30, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$17,971	$17,283	$16,957	$16,339	$16,046	$15,490
Change in fair value:
$	$1,329	$640	$314	$(303)	$(596)	$(1,153)
%	7.99%	3.85%	1.89%	-1.82%	-3.58%	-6.93%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$18,303	$17,440	$17,033	$16,266	$15,904	$15,219
Change in fair value:
$	$1,660	$797	$391	$(376)	$(738)	$(1,423)
%	9.98%	4.79%	2.35%	-2.26%	-4.44%	-8.55%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$17,244	$16,943	$16,793	$16,492	$16,342	$16,042
Change in fair value:
$	$601	$300	$150	$(150)	$(300)	$(601)
%	3.61%	1.81%	0.90%	-0.90%	-1.81%	-3.61%

The following tables summarize the estimated change in fair value of purchased MSRs backed by distressed mortgage loans accounted for using the fair value method as of September 30, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$11,266	$10,667	$10,390	$9,873	$9,631	$9,180
Change in fair value:
$	$1,141	$542	$265	$(252)	$(494)	$(945)
%	11.27%	5.36%	2.61%	-2.49%	-4.88%	-9.33%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$11,188	$10,640	$10,377	$9,873	$9,633	$9,174
Change in fair value:
$	$1,063	$515	$252	$(252)	$(492)	$(951)
%	10.50%	5.08%	2.49%	-2.48%	-4.86%	-9.40%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$11,018	$10,572	$10,348	$9,902	$9,678	$9,232
Change in fair value:
$	$893	$447	$223	$(223)	$(447)	$(893)
%	8.82%	4.41%	2.21%	-2.21%	-4.41%	-8.82%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 72 to 74 of this Report is incorporated herein by reference.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2013, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of September 30, 2013, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in our final prospectus dated October 28, 2013 included as part of our Registration Statement on Form S-1, as amended (SEC File No. 333-191522).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 15, 2013, the Company received a Notice of Election of Exchange from a unitholder related to the exchange of 6,110,000 Class A units for an equivalent number of shares of the Company’s Class A Common Stock.  In connection with delivering the Notice of Election of Exchange, the unitholder surrendered its Class A units to the Company for cancellation and was issued 6,110,000 unregistered shares of Class A Common Stock that qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

3.2		Amended and Restated Bylaws of PennyMac Financial Services, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 19, 2013).
4.1		Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s
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
10.17

Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 19, 2013).

10.18

Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.10 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.19

Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.20

MSR Recapture Agreement, effective as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.11 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.21

Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.21 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.22

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

10.25

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P., dated as of September 30, 2013 (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-1/A Registration Statement as filed with the SEC on October 22, 2013).

10.26

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

10.29

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
10.31

Investment Management Agreement, as amended and restated May 26, 2011, by and between PNMAC Mortgage Opportunity Fund, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.16 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.32

Investment Management Agreement, dated as of August 1, 2008, between PNMAC Mortgage Opportunity Fund Investors, LLC and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.17 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.33

Master Repurchase Agreement, dated as of March 17, 2011, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.18 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.34

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

10.37

Amendment No. 4 to Master Repurchase Agreement, dated as of January 3, 2013, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.38

Amendment No. 5 to Master Repurchase Agreement, dated as of March 28, 2013, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.39

Master Repurchase Agreement, dated as of June 26, 2012, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.20 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.40

Amendment Number One to the Master Repurchase Agreement, dated as of December 31, 2012, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.21 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.41

Amendment Number Two to the Master Repurchase Agreement, dated April 17, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.40 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.42

Amendment Number Three to the Master Repurchase Agreement, dated June 25, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.41 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.43

Amendment Number Four to the Master Repurchase Agreement, dated July 25, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.42 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.44

Second Amended and Restated Loan and Security Agreement, dated as of March 27, 2012, between Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.45

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

10.46

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
10.47

Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant’s Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

10.48

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 5, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.49

Master Repurchase Agreement, dated as of July 2, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.50

Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.51

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

31.1		Certification of Stanford L. Kurland pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Anne D. McCallion pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Stanford L. Kurland pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Anne D. McCallion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	**

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the quarters ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Members’ Equity for the quarters ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: November 14, 2013	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: November 14, 2013	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer