Form 10-K
period 2013-12-31
PENNYMAC FINANCIAL SERVICES, INC.
filed 2014-03-14
CIK 1568669

Use these links to rapidly review the document

PENNYMAC FINANCIAL SERVICES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35916

PennyMac Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0882793 (IRS Employer Identification No.)
6101 Condor Drive, Moorpark, California (Address of principal executive offices)	93021 (Zip Code)

(818) 224-7442
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock of Beneficial Interest, $0.0001 Par Value	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2013 the aggregate market value of the registrant's Common Stock of beneficial interest, $0.0001 par value ("common shares"), held by non-affiliates was $260,614,631 based on the closing price as reported on the New York Stock Exchange on that date.

          As of March 11, 2014, there were 20,879,486 common shares of the registrant outstanding.

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2014 Annual Meeting of Stockholders	Part III

PENNYMAC FINANCIAL SERVICES, INC.
FORM 10-K
December 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K ("Report") contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "approximately," "believe," "could," "project," "predict," "continue," "plan" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Examples of forward-looking statements include the following:

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

        Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. There are a number of factors, many of which are beyond our control that could cause actual results to differ significantly from management's expectations. Some of these factors are discussed below.

        You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item IA. of Part I hereof and any subsequent Quarterly Reports on Form 10-Q.

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

  •
  The creation of the Consumer Financial Protection Bureau ("CFPB"), its recently effective and future rules and the enforcement thereof by the CFPB;

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

  •
  Purchase opportunities for mortgage servicing rights ("MSRs") and our success in winning bids;

  •
  Changes in prevailing interest rates;

  •
  Increases in loan delinquencies and defaults;

  •
  Our reliance on PMT as a significant source of financing for, and revenue related to, our mortgage banking business;

  •
  Any required additional capital and liquidity to support business growth that may not be available on acceptable terms, if at all;

  •
  Our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

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

  •
  Our recent rapid growth.

PART I

Item 1.    Business

        The following description of our business should be read in conjunction with the information included elsewhere in this Report. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the projections and results discussed in the forward-looking statements due to the factors described under the caption "Risk Factors" and elsewhere in this Report. References in this Report to "we," "our," "us," and the "Company" refer to PennyMac Financial Services, Inc. ("PFSI").

Initial Public Offering and Recapitalization

        On May 14, 2013, we completed an initial public offering ("IPO") in which we sold approximately 12.8 million shares of Class A Common Stock par value $0.0001 per share ("Class A Common Stock") for cash consideration of $16.875 per share (net of underwriting discounts). With the net proceeds from the IPO, we bought Class A units of Private National Mortgage Acceptance Company, LLC ("PennyMac") and became its sole managing member. We operate and control all of the business and affairs and consolidate the financial results of PennyMac.

        Before the completion of the IPO, the limited liability company agreement of PennyMac was amended and restated to, among other things, change its capital structure by converting the different classes of interests held by its existing unitholders into Class A units. PennyMac and its existing unitholders also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Class A units for shares of our Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and certain other transactions.

Our Company

        We are a specialty financial services firm with a comprehensive mortgage platform and integrated business focused on the production and servicing of U.S. residential mortgage loans and the management of investments related to the U.S. residential mortgage market. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and our management's deep experience across all aspects of the mortgage business will allow us to profitably grow these activities and capitalize on other related opportunities as they arise in the future.

        We were founded in 2008 by members of our executive leadership team and two strategic partners, BlackRock Mortgage Ventures, LLC ("BlackRock" or "BlackRock, Inc.") and HC Partners, LLC, formerly known as Highfields Capital Investments, LLC ("Highfields"). Since our founding we have pursued opportunities to acquire and manage residential mortgage loans and established what we believe to be a best-in-class mortgage platform. We have relied on the know-how of our management team and built a de novo operating platform to our specifications using industry-leading technology, processes and procedures to address the stringent requirements of residential mortgage lending and servicing in the post-financial crisis market. We believe that this approach has resulted in a specialized mortgage platform that is "legacy-free" and highly scalable to support the continued growth of our business.

        We conduct our business in two segments: mortgage banking and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC ("PLS"), is a leading non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), each of which is a government-sponsored entity ("GSE"). It is also an approved issuer of securities guaranteed by the Government National Mortgage Association ("Ginnie Mae"), a

lender of the Federal Housing Administration ("FHA"), a lender/servicer of the Veterans Administration ("VA"), and a servicer for the Home Affordable Modification Program ("HAMP"). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA and VA as an "Agency" and collectively as the "Agencies." PLS is licensed (or exempt or otherwise not required to be licensed) to originate residential mortgage loans in 47 states and the District of Columbia and to service loans in 49 states, the District of Columbia and the U.S. Virgin Islands.

        Our principal investment management subsidiary, PNMAC Capital Management, LLC ("PCM"), is an SEC registered investment adviser. It manages PennyMac Mortgage Investment Trust ("PMT"), a mortgage real estate investment trust ("REIT") listed on the New York Stock Exchange. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment Company Act of 1940 ("Investment Company Act"), as amended, an affiliate of these Funds and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these Funds collectively as our "Investment Funds" and, together with PMT, as our "Advised Entities." Our Advised Entities have been some of the leading non-bank investors in distressed mortgage loans since 2008, investing in loans with approximately $8.0 billion of unpaid principal balances ("UPB"). As of December 31, 2013, our Advised Entities had combined net assets of approximately $2.0 billion.

        We conduct some of our activities for our own account and some for our Advised Entities. We earn significant fee income and carried interest from the activities we conduct for our Advised Entities; such fees include investment management fees, incentive fees, subservicing fees for servicing loan portfolios and fulfillment fees for mortgage banking services provided to PMT in connection with our correspondent lending program. Our relationships with our Advised Entities also allow us to pursue some market opportunities with reduced capital intensity, with PLS and PCM providing operational expertise and our Advised Entities providing investment capital for mortgage-related assets.

Our Company Structure

        We operate our Company in two segments: Mortgage Banking and Investment Management:

Mortgage Banking Segment

        As summarized below, our mortgage banking segment is comprised of three primary businesses: correspondent lending, retail lending, and loan servicing.

  Correspondent Lending

        Our correspondent lending business manages, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines, pooling loans into mortgage-backed securities ("MBS") and resale of the resulting securities into the secondary markets. PMT acquires, from approved correspondent sellers, newly originated residential mortgage loans that generally qualify to be insured or guaranteed by the Agencies.

        For conventional loans, we perform fulfillment activities for PMT and earn a fee for each loan acquired by PMT. Fulfillment activities include reviews of loan data, documentation and appraisals to assess loan quality and risk, correspondent seller performance and credit monitoring procedures, and the subsequent sale and securitization of loans through secondary mortgage markets on behalf of PMT. PMT earns interest income and gains or losses during the holding period and upon the sale or securitization of these conventional loans and retains the associated MSRs. PLS provides loan subservicing for PMT's retained MSRs and earns a subservicing fee.

Correspondent Conventional Conforming Lending

        In the case of government-insured loans, we purchase them from PMT at PMT's cost plus a sourcing fee. We fulfill the government loans for our own account. We typically pool the federally insured or guaranteed loans together into an MBS which Ginnie Mae guarantees. We earn interest income and gains or losses during the holding period and upon the sale of these securities, and we retain the associated MSRs.

Correspondent Government Lending

        Our correspondent lending business has grown through purchases from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. Our management team has prior experience with the majority of these mortgage originators. As of December 31, 2013, 229 sellers have been approved on PMT's behalf, primarily independent mortgage originators and small banks located across the United States. PMT purchased approximately $32.0 billion of loans in 2013, including $15.4 billion of conventional loans and $16.1 billion of government-insured loans. In the fourth quarter of 2013, with $6.0 billion in production, PMT was the third largest correspondent lender in the United States as ranked by Inside Mortgage Finance.

  Retail Lending

        Our retail lending business originates new prime credit quality, first-lien residential conventional and government-insured mortgage loans on a national basis to allow customers to purchase or refinance their homes. We conduct this business through a consumer direct model, which relies on the Internet and call center-based staff, rather than a traditional branch network, to acquire and interact with customers across the country. In 2013, we originated $1.1 billion of residential mortgage loans in our retail lending business, a 105% growth rate compared to 2012.

        Our existing servicing portfolio is our main source of leads for new originations. These portfolio-based originations include: refinancing loans to proactively protect our servicing portfolio from run-off, which we refer to as "recapture;" refinancing loans from the restructure of distressed loans acquired by our Advised Entities; and originating purchase money loans to facilitate the sale of real estate owned ("REO") properties held by our Advised Entities. In addition, we are growing our non-portfolio originations by sourcing prospective customers through consumer marketing and community and professional relationships.

Retail Lending

        For loans originated via our retail lending business, we conduct our own fulfillment, earn interest income and gains or losses during the holding period and upon the sale or securitization of these loans, and retain the associated MSRs (subject to sharing with PMT a portion of such MSRs or cash with respect to certain retail originated loans that refinance loans for which the related MSRs or excess servicing spread ("ESS") was held by PMT).

  Loan Servicing

        Our loan servicing business performs loan administration, collection, and default activities, including the collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and property dispositions.

        We service loans for which we own the MSRs and we service loans on behalf of other MSR or mortgage owners which we refer to as "subservicing." The owner of MSRs acts on behalf of mortgage loan owners and has the contractual right to receive a stream of cash flows (expressed as a percentage of UPB) in exchange for performing specified mortgage servicing functions and temporarily advancing funds to cover payments on delinquent and defaulted mortgages. As a subservicer, we earn a contractual fee on a per-loan basis and the right to any ancillary fees, and we are reimbursed for any servicing advances we make on delinquent or defaulted mortgages.

        We characterize our servicing business as either "Prime Servicing" or "Special Servicing."

  Prime Servicing.    Our prime servicing includes servicing or subservicing activities for loans that are prime credit quality and generally exhibit low delinquency and default rates. This portfolio includes conventional and government-insured loans. Prime servicing generally tends to be lower cost and benefits from significant economies of scale. As of December 31, 2013, our prime servicing portfolio consisted of approximately 346,000 loans with an aggregate UPB of approximately $72.3 billion. We own the MSRs to over 241,000 of these loans (or approximately 63% of our total prime portfolio as measured by UPB), most of which are serviced for Ginnie Mae securitizations and were produced by us through our correspondent and retail lending businesses. In addition, we subservice approximately 105,000 conventional loans (or approximately 37% of our total prime portfolio as measured by UPB), the MSRs to which are owned by PMT.

  Special Servicing.    Our special servicing includes servicing activities for distressed whole loans that have been acquired as investments by our Advised Entities and non-affiliates, as well as for loans in "private-label" MBS, which are securities that are not guaranteed by or otherwise affiliated with any government agency. Special servicing utilizes a "high-touch" model to establish and maintain borrower contact and facilitate loss mitigation strategies. Our general strategy is to try to keep defaulted borrowers in their homes. Under certain circumstances, we offer loss mitigation options that include loan modification through the use of federally sponsored loan modification programs (such as HAMP) or otherwise to reflect both the borrowers' current financial condition and the value of their homes. When loan modifications and other efforts are unable to cure a default, we seek to avoid foreclosure and timely acquire and/or liquidate the property securing the mortgage loan where possible by pursuing alternative property resolutions including "short sales," in which the borrower agrees to sell the property for less than the loan balance and the difference is forgiven, and deeds-in-lieu of foreclosure, in which the borrower agrees to convey the property deed outside of foreclosure proceedings. As of December 31, 2013, we provided special servicing to over 25,000 distressed whole loans with an aggregate UPB of approximately $5.9 billion and including approximately 19,000 loans in "private-label" securities with an aggregate UPB of approximately $4.8 billion. Our special servicing fees typically include a base servicing fee and activity-based fees for the successful completion of default-related services.

We have grown our mortgage servicing portfolio primarily through organic mortgage loan production in our correspondent lending and retail lending businesses, supplemented by the opportunistic acquisition by our Advised Entities of distressed pools of residential whole loans which we subservice, the retention of MSRs by PMT through its correspondent lending business, and our own MSR acquisitions. Some of our MSR acquisitions have been completed in partnership with PMT which has co-invested in the MSRs through the purchase of a portion of the servicing fee cash flows in the form of ESS. As of December 31, 2013, we serviced or subserviced approximately 371,000 loans with an aggregate UPB of approximately $78.2 billion. The majority of these loans are serviced for Fannie Mae, Freddie Mac or Ginnie Mae securitizations.

        The following charts detail the percentages of the aggregate UPB in our prime and special servicing and prime subservicing portfolios, and our total servicing portfolio by investor as of December 31, 2013:

Total Servicing Portfolio	Total Servicing Portfolio by Investor
Total = $78.2 billion in UPB	Total = $78.2 billion in UPB

        The following charts detail the percentages of the aggregate UPB in our prime and special servicing portfolios by product type as of December 31, 2013:

Prime Servicing Portfolio by Product Type	Special Servicing Portfolio by Product Type
Total = $72.3 billion in UPB	Total = $5.9 billion in UPB

        The following charts detail the percentages of the aggregate UPB in our prime and special servicing portfolios by geography as of December 31, 2013:

Prime Servicing Portfolio by State	Special Servicing Portfolio by State
Total = $72.3 billion in UPB	Total = $5.9 billion in UPB

Investment Management Segment

        We are an investment manager through an indirectly held subsidiary, PCM. PCM currently manages PMT and the Investment Funds, which had combined net assets of approximately $2.0 billion as of December 31, 2013. For these activities, we earn management fees as a percentage of net assets or contributions and incentive compensation based on investment performance. The Investment Funds are limited-life private funds established in August 2008, whose commitment periods ended in 2011. As of December 31, 2013, these Investment Funds had aggregate equity value of $558 million and had generated total returns of 61%, net of all fees, expenses and carried interest, since their inception. The term of each of these funds ends in December 2016 with the possibility of three one-year extensions. Subject to contractual restrictions with PMT, we may establish additional private investment vehicles to invest in distressed loans or pursue related mortgage strategies, for which we would provide investment management services as well.

        PMT was formed as a Maryland real estate investment trust in May 2009 and consummated an initial public offering in August 2009. PMT's shareholders' equity has grown through a combination of retained earnings and new equity raised through follow-on public offerings and other sales of its common stock. Since its initial public offering, PMT has raised new equity of approximately $200 million in 2011, approximately $607 million in 2012, and approximately $249 million in 2013. As of December 31, 2013, PMT had shareholders' equity of $1,467 million. For the years ended December 31, 2013, 2012 and 2011, PMT reported returns on average shareholders' equity of 15%, 16% and 13%, respectively. Our relationship with PMT provides a partner with long-term investment capital and enhances our ability to both support our existing business and to pursue potential growth initiatives.

Market Opportunity

        The U.S. residential mortgage industry is one of the largest financial markets in the world, with approximately $10 trillion of outstanding debt and average annual origination volume of $1.7 trillion for the five years ending December 31, 2013. Dislocations from the financial crisis have led many of the largest financial institutions to reduce their participation in the mortgage market through asset sales and by exiting businesses, and the industry remains in a period of significant transformation. In addition, increasing capital requirements for banks have resulted in competitive advantages for non-bank participants relative to the banks that have traditionally held the majority of the market share in mortgage originations and servicing.

        The residential mortgage industry is characterized by high barriers to entry, including: the necessity for approvals required to sell loans to and service loans for the Agencies; state licensing requirements for non-banks without a federal charter; sophisticated infrastructure, technology, and processes required for successful operations; and financial capital requirements. We believe that we are one of the few new enterprises well positioned to lead in the rapidly evolving mortgage industry.

Our Growth Strategies

        Since our establishment during the financial crisis, we have demonstrated our ability to apply our residential mortgage expertise and operating capabilities to multiple business opportunities. In the initial years of our operation, for example, we identified distressed investing as an attractive opportunity and we raised and deployed capital through a series of successful transactions. As the mortgage market presented opportunities in new loan production and servicing, we expanded our management and capabilities to profitably capitalize on these businesses as well.

        As a non-bank mortgage company, we believe that we are well positioned to continue to take advantage of future industry changes as the market shifts away from the large banks to specialized firms. For example, we are not subject to stringent regulatory capital constraints limiting the retention of certain mortgage-related assets that could prove beneficial as the residential mortgage market develops following the recent financial crisis. Examples of industry changes that may create future business opportunities for us include, among others, Basel III, Agency reform and the long-term market opportunity in non-agency jumbo mortgage loans.

        We expect to drive near-term growth in the following ways:

  Grow our Servicing Portfolio Organically and through Opportunistic Acquisitions

        We expect to grow our servicing portfolio largely on an organic basis, as our correspondent government-insured lending and retail lending production adds new prime servicing for owned MSRs, and correspondent conventional lending adds new subservicing. In 2013, our correspondent and retail loan production at fair value totaled $16.4 billion. We will supplement our organic growth by adding new special servicing through continued distressed loan acquisitions by PMT and any entities that we may manage in the future. We have also acquired residential mortgage loan servicing portfolios from third parties. During the fourth quarter of 2013, we completed acquisitions of MSRs with UPB totaling $20.3 billion. We effected these acquisitions through a co-investment with PMT by which we financed a portion of these purchases through the sale to PMT of ESS.

  Grow Correspondent Lending through Expanding Seller Relationships

        We expect to grow our correspondent lending business by selectively expanding the number and types of sellers from which we purchase loans and cautiously increasing the volume of loans that we purchase from our existing sellers as we continue to increase the breadth of approved loan products that we offer and expand into additional geographic markets in the United States. Over the past few years, a number of large banks have exited or reduced the size of their correspondent lending businesses, creating an opportunity for non-bank entities to gain market share. We believe that we are well positioned to take advantage of this opportunity based on our management expertise in the correspondent lending business, our relationships with correspondent sellers, and our supporting systems and processes.

  Grow Retail Lending through Portfolio Refinance and Non-Portfolio Originations

        We expect to grow our retail lending business by leveraging our growing servicing portfolio through refinance activities as well as increasing our non-portfolio originations. As our servicing portfolio grows, we will have a greater number of leads to pursue, which we believe will lead to greater recapture activity. At the same time, we are making significant investments in technology, personnel and marketing to increase our non-portfolio originations. We believe that our national call center model and our technology will enable us to drive origination process efficiencies and best-in-class customer service.

Compliance and Regulatory

        Our business is subject to extensive federal, state and local regulation. Our loan production and loan servicing operations are primarily regulated at the state level by state licensing authorities and administrative agencies, with additional oversight from the CFPB. We, along with certain PennyMac employees who engage in regulated activities, must apply for licensing as a mortgage banker or lender, loan servicer and debt collector pursuant to applicable state law. These state licensing requirements typically require an application process, the payment of fees, background checks and administrative review. Our servicing operations are licensed (or exempt or otherwise not required to be licensed) to service mortgage loans in 49 states, the District of Columbia and the U.S. Virgin Islands. Our retail lending business is licensed to originate loans in 47 states and the District of Columbia. From time to time, we receive requests from states and Agencies and various investors for records, documents and information regarding our policies, procedures and practices regarding our loan production and loan servicing business activities, and undergo periodic examinations by federal and state regulatory agencies. We incur significant ongoing costs to comply with these licensing and examination requirements.

        While the U.S. federal government does not primarily regulate loan production, the federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the "SAFE Act") requires all states to enact laws that require all individuals acting in the United States as mortgage loan originators to be individually licensed or registered if they intend to offer mortgage loan products. These licensing requirements include enrollment in the Nationwide Mortgage Licensing System, application to state regulators for individual licenses, a minimum of 20 hours of pre-licensing education, an annual minimum of eight hours of continuing education and the successful completion of both national and state exams.

        In addition to licensing requirements, we must comply with a number of federal consumer protection laws, including, among others:

  •
  the Servicemembers Civil Relief Act, which provides, among other things, interest and foreclosure protections for service members on active duty;

  •
  the Gramm-Leach-Bliley Act and Regulation P thereunder, which require us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

  •
  the Fair Debt Collection Practices Act ("FDCPA"), which regulates the timing and content of debt collection communications;

  •
  the Truth in Lending Act, or TILA, and Regulation Z thereunder, which require certain disclosures to mortgagors regarding the terms of their mortgage loans;

  •
  the Real Estate Settlement Procedures Act and Regulation X thereunder, which require certain disclosures to mortgagors regarding the costs of mortgage loans, the administration of tax and insurance escrows, the transferring of mortgage loans, the response to consumer complaints, and payments between lenders and vendors of certain settlement services;

  •
  the Fair Credit Reporting Act and Regulation V thereunder, which regulate the use and reporting of information related to the credit history of consumers;

  •
  the Equal Credit Opportunity Act and Regulation B thereunder, which prohibit discrimination on the basis of age, race and certain other characteristics, in the extension of credit;

  •
  the Homeowners Protection Act, which requires the cancellation of private mortgage insurance once certain equity levels are reached, sets disclosure and notification requirements, and requires the return of unearned premiums;

  •
  the Home Mortgage Disclosure Act and Regulation C thereunder, which require financial institutions to report certain public loan data;

  •
  the National Flood Insurance Reform Act of 1994, which provides for lenders to require from borrowers or to purchase flood insurance on behalf of borrower/owners of properties in special flood hazard areas.

  •
  the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics; and

        Many of these laws are further impacted by the SAFE Act and implementation of new rules by the CFPB under the Dodd-Frank Act. On January 10, 2014, the CFPB's "Ability to Repay" rule under TILA's implementing Regulation Z, which requires lenders to verify a consumer's ability to repay a mortgage loan became effective. The rule creates a "Qualified Mortgage," or QM, using as its criteria (i) a debt-to-income, or DTI, ratio not to exceed 43%, (ii) points and fees paid by the borrower generally not to exceed 3% of the amount borrowed, and (iii) no loan features such as negative amortization, interest-only payments, terms exceeding 30 years, or balloon payments. In addition,

"no-doc" loans, where the lender does not verify income or assets, cannot be QMs. Under a temporary exception, loans eligible to be purchased, guaranteed or insured by the Agencies will be QMs even if they do not meet the QM criteria. This exception will phase out as the Agencies issue their own QM rules, if the GSEs exit conservatorship, and in any event after seven years. The rule provides a "safe harbor" for QM loans, meaning that lenders who originate or hold loans meeting the QM standards will have special protection from liability.

        On June 1, 2013, the CFPB's final mortgage escrow account rule relating to the establishment of mandatory escrow accounts on higher-priced mortgage loans became effective. This rule implements changes to earlier regulations and lengthens the time that mandatory escrow accounts must be maintained on higher-priced mortgage loans from one year to five years and exempts certain types of transactions from the escrow requirement. A creditor or servicer may not cancel escrow accounts required under the rule except upon either the termination of the loan or receipt of a consumer's request to cancel the escrow account no earlier than five years after consummation, whichever happens first. The creditor or servicer may not cancel the escrow account unless the UPB is less than 80% of the security property's original value and the consumer is not delinquent or in default on the loan at the time of the request.

        The CFPB's final rule increasing protections for consumers who take out high-cost mortgages became effective January 10, 2014. The rule expands the official definition of high-cost mortgages. Under this rule, a mortgage is considered high-cost if it is (i) a first mortgage with an APR that is more than 6.5 percentage points higher than the average prime offer rate, (ii) a second mortgage with an APR more than 8.5 percentage points higher than the average prime offer rate for a similar second mortgage, (iii) a loan of less than $20,000 with borrower-paid points and fees that exceed the lesser of 8% of the loan amount or $1,000, or (iv) a loan of $20,000 or more with points and fees that exceed 5% of the loan amount. This rule also bans certain features from high-cost mortgages, such as prepayment penalties, loan modification fees, and most fees charged to a borrower who requests a payoff statement. Balloon payments are also banned, except in special circumstances.

        On January 10, 2014, the CFPB's final rules relating to mortgage servicing became effective. These rules address the following nine major servicing topics: (i) periodic billing statements with timing, form and content requirements; (ii) interest rate adjustment notices for ARM loans that must be provided to consumers prior to payment changes from rate changes; (iii) prompt crediting of payments and timing requirements for payoff statements; (iv) force placed insurance notice, coverage and cancellation requirements; (v) procedural requirements for error resolution and information requests from consumers; (vi) policy and procedure requirements for servicing functions and document management; (vii) early intervention notice requirements with delinquent borrowers about loss mitigation options; (viii) continuity of contact between servicer personnel and delinquent borrowers throughout the loss mitigation process; and (ix) loss mitigation procedures and restrictions on "dual tracking" of foreclosure alternatives with the foreclosure process.

        On January 10, 2014, the CFPB's final rules related to appraisals for higher-priced mortgage loans and consumer access to appraisals became effective. The rule on appraisals for higher-price mortgages prohibits creditors from making such mortgage loans unless certain conditions are met, including obtaining a written appraisal based on a full interior appraisal. The rule on appraisal access requires creditors to notify consumers within a certain time period of their right to receive a copy of the appraisal and requires creditors to provide copies of the appraisal and other written valuation.

        On January 20, 2013, the CFPB issued its final loan originator compensation rules which, among other things, create compensation restrictions and qualifications for loan originators. Under the rule, loan originators are prohibited from basing their compensation on "any transaction's terms or conditions" and dual compensation is generally prohibited. The rule mandates certain qualifications for loan originators, such as licensing, and requires loan originator organizations to ensure compliance with the SAFE Act, where applicable. The rule also prohibits the use of mandatory arbitration clauses in both mortgage and home equity loan agreements. The financing of single premiums or fees for credit insurance in connection with a consumer credit transaction secured by a dwelling is prohibited by the rule. The provisions of the rule prohibiting mandatory arbitration clauses and financing of single-premium credit insurance became effective June 1, 2013, and all other provisions of the rule became effective January 1, 2014.

        The CFPB plans to implement other mortgage-related rules in 2015, including combining certain disclosures that consumers receive in connection with applying for, and closing on, a mortgage loan under TILA and the Real Estate Settlement Procedures Act.

        On November 5, 2013, the CFPB issued an Advance Notice of Proposed Rulemaking seeking comments on rules governing debt collection. The Notice sets forth various proposals to regulate debt collection and requests information on a number of topics, including applying the FDCPA to first party debt collectors. There is no proposed effective date.

        We are committed to complying with all applicable laws, regulations and contractual agreements. We believe that compliance is best managed by integrating responsibility within each department's activities to promote management and employee ownership. Accordingly, we have implemented a matrixed approach to the integration of our compliance program that utilizes expertise within the organization and defines clear responsibilities for the program; specifically, business units are responsible for defining and managing compliance performance through process-based controls/risk remediation and reporting. Centralized monitoring and independent review, control testing/validation and regulation interpretation is performed by our Quality Control/Corporate Compliance, Enterprise Risk Management, Internal Audit and Legal groups.

        We have established a Mortgage Regulatory and Compliance Committee ("MRCC") to oversee the compliance program, engender a culture conducive to ethical conduct and compliance throughout the Company, proactively identify and respond to changes in our risk profile and regulatory environment, and establish compliance program standards, articulated in compliance policies. The MRCC has identified individuals throughout the organization to oversee specific areas of compliance. MRCC membership includes senior management from across the Company and meets monthly to remain updated on recurring and rotational topics.

        We administer a role-centric compliance training program to promote a shared and contemporary understanding of compliance issues and regulations affecting the mortgage industry among our workforce. Compliance awareness is introduced with on-boarding training and reinforced through mandatory coursework.

        During 2013, our loan origination and servicing operations were reviewed by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, the FDIC and by other state and federal regulators. There were no significant findings of violations of law from any of these reviews.

Intellectual Property

        We hold registered trademarks with respect to the name PennyMac®, the swirl design appearing in certain PennyMac drawings and logos and various additional designs and word marks relating to the PennyMac name. We do not otherwise rely on any copyright, patent or other form of registration to protect our rights in our intellectual property. Our other intellectual property includes proprietary know-how and technological innovations, such as our proprietary loan-level analytics "LENESM" (Loan Enhancement Normalization Engine) for distressed loan management, and other trade secrets that we have developed to maintain our competitive position.

Competition

        Given the diverse and specialized nature of our businesses, we do not believe we have a direct competitor for the totality of our business. We compete with a number of nationally-focused companies in each of our businesses.

        In our mortgage banking segment, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers, such as Wells Fargo, JP Morgan Chase, Bank of America, Citigroup, U.S. Bank, Quicken Loans, Nationstar Mortgage, Ocwen Financial Corporation and Walter Investment Management Corp. In our correspondent and retail lending businesses, we compete on the basis of product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees. In our servicing business, we compete on the basis of experience in the residential loan servicing business, quality of high-touch special servicing and historical servicing performance, and quality of execution, especially in high-touch special servicing.

        In our investment management segment, we compete for capital with both traditional and alternative investment managers. We compete on the basis of historical track record of risk-adjusted returns, experience of investment management team, the return profile of prospective investment opportunities and on the level of fees and expenses.

Employees

        As of December 31, 2013, we, through a subsidiary, had 1,370 employees and 3 contractors, all of whom are based in the United States. None of our employees is represented by a labor union and we consider our employee relations to be good.

Item 1A.    Risk Factors

Risks Related to Our Mortgage Banking Segment

Regulatory Risks

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulation could materially and adversely affect our business, financial condition and results of operations.

        Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan production and servicing businesses and the fees that we may charge. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition and results of operations.

        Federal, state and local governments have recently proposed or enacted numerous new laws, regulations and rules related to mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, licensing of loan officers, loan officer compensation, secured transactions, servicing transfers, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. Service providers we use must also comply with these legal requirements, including outside foreclosure counsel retained to process foreclosures.

        In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, represents a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies, (ii) the creation of the Consumer Financial Protection Bureau, or CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the Truth in Lending Act, or TILA, aimed at improving consumer protections with respect to mortgage originations, including disclosures, originator compensation, minimum repayment standards, prepayment considerations appraisals and servicing requirements.

        Our failure to comply with these laws, regulations and rules may result in reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations. Our failure to adequately supervise service providers, including outside foreclosure counsel, may also have these negative results.

        The failure of the mortgage lenders from whom loans were acquired through our correspondent lending program to comply with these laws, regulations and rules may also result in these adverse consequences. We have in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable law. However, we may not detect every violation of law by these mortgage lenders. While we have contractual rights to seek indemnity or repurchase from these correspondent lenders, if any of these lenders are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, financial condition and results of operations could be materially and adversely affected. In addition, our repurchase agreements that provide us with capital to purchase loans for our correspondent lending business require us to make representations that the loans sold under these agreements comply with applicable law. See "Market Risks—We leverage our operations, which may materially and adversely affect our financial condition and results of operations" on page 24 for a discussion of risks related to breaches of such representations.

        In addition, although they have not yet been enacted, the Federal Housing Finance Agency, or FHFA, proposed changes to mortgage servicing compensation structures in 2011 for servicing with the GSEs, including reducing servicing fees and channeling funds toward reserve accounts for delinquent loans. Also, there continue to be changes in legislation, rulemaking and licensing in an effort to simplify the consumer mortgage experience which requires technology changes and additional implementation costs for loan originators. We expect that legislative and regulatory changes will continue in the foreseeable future, which may increase our operating expenses.

        Any of these, or other, changes in laws or regulations could adversely affect our business, financial condition and results of operations.

The CFPB and its recently issued rules increase our regulatory compliance burden and associated costs, which could adversely affect our business, financial condition and results of operations.

        On July 21, 2011, the CFPB obtained rulemaking and enforcement authority pursuant to the Dodd-Frank Act and began official operations. We are subject to examination by the CFPB. The CFPB has broad enforcement powers over mortgage participants, including originators and servicers, and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, and civil money penalties. The CFPB has been active in investigations and enforcement actions, and has issued large civil money penalties since its inception. For example, on March 4, 2014, the CFPB, along with 49 state attorneys general, entered into a consent decree with the largest non-bank mortgage servicer for alleged unlawful servicing practices, requiring the servicer to give affected borrowers approximately $2 billion in principal reductions, refund approximately $125 million to certain borrowers foreclosed on, change servicing practices, and submit to compliance monitoring.

        In addition to its regulatory authority, the CFPB has examination authority over all federal and state non-depository lending and servicing institutions, including mortgage brokers, lenders and servicers. Such examinations, as well as regulations that the CFPB might issue in the future, could materially increase our administrative burdens and adversely affect our business, financial condition and results of operations.

        In October 2011, January 2012 and October 2012, the CFPB issued guidelines governing, among other things, examination procedures for bank and non-bank mortgage servicers and originators and its procedures for supervising mortgage transactions. In January 2014, the CFPB rules relating to, among other things, its "Ability to Repay" rule under TILA's implementing Regulation Z, mortgage escrow account requirements and mortgage servicing requirements became effective. The CFPB released guidance in October 2013 on its mortgage servicing rules. For further discussion on the details of the CFPB's final rules, see "Business—Compliance and Regulatory."

        The CFPB's recently enacted rules will likely increase our administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit, and increase servicing costs and risks. In addition, the effective dates for these new rules are aggressive in some cases and it may be difficult for us to implement the procedures necessary to comply with these new rules by the dates on which they are to become effective. These increased costs of compliance, the effect of these rules on the mortgage industry and mortgage servicing and any failure in our ability to comply with these new rules by their effective dates, could have an adverse effect on our business, financial position and results of operations.

We are highly dependent on U.S. government-sponsored entities, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial position and results of operations.

        Our ability to generate revenues through mortgage loan sales depends to a significant degree on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage- backed securities, or MBS, in the secondary market. These Agencies play a critical role in the residential mortgage industry and we have significant business relationships with many of them. Presently, almost all of the newly originated conforming loans that we originate directly with borrowers or assist PMT in acquiring from mortgage lenders through our correspondent lending program qualify under existing standards for inclusion in mortgage securities backed by Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these Agencies on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

        There is also significant uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. Their roles could be significantly reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as continued increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase requests and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other seller/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans in our correspondent lending activities, and the performance, liquidity and market value of our investments.

        The ongoing financial stability of Fannie Mae and Freddie Mac are also uncertain. If Fannie Mae and Freddie Mac are adversely affected by events such as ratings downgrades, their inability to obtain any necessary government funding, their lack of success in resolving repurchase requests to their lenders, foreclosure problems and delays and problems with mortgage insurers, Fannie Mae and Freddie Mac could suffer losses and could fail to honor their guarantees and other obligations. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their financial condition, the level of their activity in the primary or secondary mortgage markets or in their underwriting criteria could materially and adversely affect our business, liquidity, financial position, results of operations and our ability to make distributions to our shareholders.

        Our ability to generate revenues from newly originated loans that we assist PMT in acquiring through its correspondent lending program is highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have begun approving new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these lenders choose to sell directly to the Agencies rather than through loan aggregators like us, the number of loans available for purchase by aggregators is reduced, which could materially and adversely affect our business and results of operations. Similarly, to the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

Changes in Agency guidelines or guarantees could adversely affect our business, financial condition and results of operations.

        We are required to follow specific guidelines that impact the way that we service and originate Agency loans, including guidelines with respect to:

  •
  credit standards for mortgage loans;

  •
  our staffing levels and other servicing practices;

  •
  the servicing and ancillary fees that we may charge;

  •
  our modification standards and procedures; and

  •
  the amount of non-reimbursable advances.

        In particular, the FHFA has directed the Agencies to align their guidelines for servicing delinquent mortgages that they own or that back securities which they guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, the FHFA has directed Fannie Mae and Freddie Mac to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations.

        We generally cannot negotiate these terms with the Agencies and they are subject to change at any time. A significant change in these guidelines that has the effect of decreasing the fees we charge or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which would adversely affect our business, financial condition and results of operations.

        In addition, changes in the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the insurance provided by the FHA could also have broad adverse market implications. The guarantee fees that we are required to pay to the Agencies for these guarantees have increased significantly over time and any future increases in these fees would adversely affect our business, financial condition and results of operations.

Changes to government mortgage modification and refinance programs could adversely affect our future revenues and costs.

        Under HAMP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any modification plans that it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. While we participate in and dedicate numerous resources to HAMP, changes in legislation or regulation regarding HAMP or any other government mortgage modification program or changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase our operating costs and the expense of our participation in such programs.

        On October 24, 2011, the FHFA announced changes to the existing Home Affordable Refinance Program ("HARP") for certain loans sold to Fannie Mae and Freddie Mac prior to May 31, 2009. The changes to HARP are designed to increase the number of mortgage loans eligible for refinancing under the program and have meaningfully increased industry-wide loan production volumes. These changes and any additional changes that may be enacted to increase refinancing eligibility under this program will likely increase mortgage loan prepayment speeds, which would have an unfavorable impact on the valuation of our MSRs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk."

        HAMP and HARP are currently scheduled to expire on December 31, 2015. If HAMP or HARP is not extended, this could decrease our revenues, which would adversely affect our business, financial condition and results of operations.

        Under the Making Home Affordable plan ("MHA") a participating servicer may receive a financial incentive to modify qualifying loans, in accordance with the plan's guidelines and requirements. HARP also allows us to refinance loans with an LTV of up to 125%. This program, and the FHA's negative equity refinance program, allow us to refinance loans to existing borrowers who have little or negative equity in their homes. The FHA's negative equity refinance program is scheduled to expire on December 31, 2014, and the expiration of that program or changes in legislation or regulations regarding that program or the MHA could reduce our volume of refinancing originations to borrowers with little or negative equity in their homes.

        Changes to HAMP, HARP, the MHA and other similar programs could adversely affect our future revenues and costs.

Unlike competitors that are federally chartered banks, we are subject to the licensing and operational requirements of states and other jurisdictions that result in substantial compliance costs, and our business would be adversely affected if we lose our licenses.

        Because we are not a federally chartered depository institution, we do not benefit from exemptions to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all fifty states, the District of Columbia and the Virgin Islands, and regulatory changes may increase our costs through stricter licensing laws, disclosure laws or increased fees or may impose conditions to licensing that we or our personnel are unable to meet. Currently we are able to service loans in 49 states, the District of Columbia and the Virgin Islands and originate loans in 47 states and the District of Columbia, either because we are properly licensed in a particular jurisdiction or we are exempt or otherwise not required to be licensed in that jurisdiction.

        In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to mortgage servicers and mortgage originators. These rules and regulations generally provide for licensing as a mortgage servicer, mortgage originator, loan modification processor/underwriter, or third-party debt default specialist (or a combination thereof), requirements as to the form and content of contracts and other documentation, licensing of our employees and independent contractors with whom we contract, and employee hiring background checks. They also set forth restrictions on collection practices and disclosure and record-keeping requirements, and they establish a variety of borrowers' rights. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees, that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.

        We may not be able to maintain all currently requisite licenses and permits. In addition, the states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and credit facilities and have a material adverse effect on our business, financial condition and results of operations.

Government inquiries into foreclosure practices and foreclosure delays in certain states could result in additional compliance costs on our servicing business, and may adversely impact our results of operations, financial condition and business.

        In connection with allegations of irregularities in foreclosure processes, including so-called "robo-signing" by mortgage loan servicers, certain state Attorneys General, court administrators and government agencies, as well as representatives of the federal government, have issued letters of inquiry to mortgage servicers, requesting written responses to questions regarding policies and procedures, especially with respect to notarization and affidavit procedures. If initiated against us, these requests or any subsequent administrative, judicial or legislative actions taken by these regulators, court administrators or other government entities may subject us to fines and other sanctions, including a foreclosure moratorium or suspension. In addition to these inquiries, several state Attorneys General have requested that certain mortgage servicers suspend foreclosure proceedings pending internal review to ensure compliance with applicable law. Such inquiries, if initiated against us, as well as continued court backlog and emerging court processes, may cause an extended delay in the foreclosure process in certain states.

        Also, on February 9, 2012, federal and state agencies announced a $25 billion settlement with the five largest banks that resulted from investigations of foreclosure practices, which is referred to as the "Joint Federal-State Mortgage Servicing Settlement." As part of the settlement, the banks agreed to comply with various servicing standards relating to foreclosure and bankruptcy proceedings, documentation of borrowers' account balances, chain of title, and evaluation of borrowers for loan modifications and short sales as well as servicing fees and the use of force-placed insurance.

        Although we are not a party to the above enforcement consent orders and settlements, we could be required to comply with certain requirements and terms set forth in the consent orders and settlements if (i) we subservice loans in certain circumstances for the mortgage servicers that are parties to the enforcement consent orders and settlements, (ii) the agencies begin to enforce the consent orders and settlements by looking downstream to our arrangement with certain mortgage servicers, (iii) the MSR owners for whom we subservice loans or the mortgage loan sellers from whom we or our Advised Entities purchase loans request that we comply with certain aspects of the consent orders and settlements, or (iv) we otherwise find it prudent to comply with certain aspects of the consent orders and settlements. In addition, the practices set forth in such consent orders and settlements may be adopted by the industry as a whole, forcing us to comply with them in order to follow standard industry practices, or may become required by our servicing agreements. While we have made and continue to make changes to our operating policies and procedures in light of the consent orders and settlements, further changes could be required and changes to our servicing practices may increase compliance and operating costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.

We may be subject to liability for potential violations of various lending laws, which could adversely impact our results of operations, financial condition and business.

        Residential mortgage loan originators and servicers operate in a highly regulated industry and are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions and requirements on "high cost" loans. To the extent these originators or servicers fail to comply with applicable law and any of their residential mortgage loans become part of our assets, it could subject us, as an assignee or purchaser of the related residential mortgage loans, to monetary penalties or other losses and could result in the borrowers rescinding the affected residential mortgage loans. Further, if any of our loans are found to have been originated, serviced or owned by us or a third party in violation of applicable law, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses, any of which could adversely impact our business, financial condition, liquidity and results of operations.

We may be subject to certain banking regulations that may limit our business activities.

        As of December 31, 2013, The PNC Financial Services Group, Inc., or PNC, owned approximately 20.9% of the outstanding voting common shares of BlackRock Inc. Based on PNC's interests in and relationships with BlackRock, Inc., BlackRock, Inc. is deemed to be a non-bank subsidiary of PNC. BlackRock, Inc. is an affiliate of BlackRock Mortgage Ventures, LLC, or BlackRock, which is one of our largest equity holders. Due to these relationships, we are deemed to be a non-bank subsidiary of PNC, which is regulated as a financial holding company under the Bank Holding Company Act of 1956, as amended. As a non-bank subsidiary of PNC, we may be subject to certain banking regulations, including the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Such banking regulations could limit the activities and the types of businesses that we may conduct. The Federal Reserve has broad enforcement authority over financial holding companies and their subsidiaries. The Federal Reserve could exercise its power to restrict PNC from having a non-bank subsidiary that is engaged in any activity that, in the Federal Reserve's opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity. The Federal Reserve may also impose substantial fines and other penalties for violations that we may commit. To the extent that we are subject to banking regulation, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations.

        In addition, provisions of the Dodd-Frank Act referred to as the "Volcker Rule" restrict bank holding companies and their affiliates from sponsoring, investing in and conducting certain transactions with certain investment funds, including hedge funds and private equity funds (collectively "covered funds"). The Volcker Rule also restricts proprietary trading, which affects certain hedging activities. The Volcker Rules applies to us by virtue of our affiliation with PNC through BlackRock. On December 10, 2013, the regulatory agencies responsible for enforcing the Volcker Rule issued implementing regulations that will become effective April 1, 2014, but there is a conformance period, currently set to end on July 21, 2015, during which banking entities subject to the Volcker Rule may conform their investments and activities to the requirements of the Volcker Rule. The Volcker Rule limits our ability to sponsor or manage covered funds and to make and retain investments in covered funds, and limits investments in certain covered funds by our employees, among other restrictions. We believe that none of the funds that we currently manage, including the Investment Funds or PMT, are "covered funds." However, if the Investment Funds or PMT were to be "covered funds" as defined, then, among other consequences, certain transactions between us and the Advised Entities could be limited or required to be restructured. These limitations and restrictions could disadvantage us against those competitors that are not subject to the Volcker Rule in the ability to manage covered funds and to retain employees.

Market Risks

Our mortgage banking revenues are highly dependent on macroeconomic and United States residential real estate market conditions.

        Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, geopolitical issues and the availability and cost of credit have contributed to increased volatility and unclear expectations for the economy in general and the residential real estate and mortgage markets in particular going forward. Since 2006, United States residential housing values have declined by approximately 22% according to the S&P/Case-Shiller Home Price Index, and the volume of newly originated mortgages has decreased by approximately 40%. While national housing values have increased in the last 12 months, these conditions may not have stabilized or they may worsen. A destabilization of the residential real estate and mortgage markets or deterioration in these markets may reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we originate or acquire, either at a profit or at all. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We may not be able to continue to grow our loan production volume, which could negatively affect our business, financial condition and results of operations.

        Our loan production operations consist of our retail originations program, in which we originate mortgage loans directly with borrowers through telephone call centers or the Internet, and our correspondent lending program, in which we facilitate the acquisition by PMT from correspondent sellers of newly originated mortgage loans that have been underwritten to our standards and, in the case of government loans, acquire such loans from PMT.

        Our correspondent lending program is relationship driven. As of December 31, 2013, we worked with 229 approved mortgage lenders, but these lenders are not contractually obligated to do business with us or PMT, and our competitors also have relationships with these lenders and actively compete with us in our efforts to expand PMT's network of approved mortgage lenders. In order to increase our loan production volume, we will need to not only maintain PMT's existing relationships, but also develop PMT's relationships with additional mortgage lenders. To date, we have grown our loan production volumes with mortgage lenders by providing customer service and turn-around times in the execution of our fulfillment functions in accordance with the expectations of the mortgage lenders. If we are not able to consistently maintain this level of execution, our reputation and existing relationships with mortgage lenders could be damaged. We may not be able to maintain PMT's existing relationships or develop new relationships with mortgage lenders or our new mortgage products may not gain widespread acceptance.

        Our current volume of retail originations, which is based in large part on the refinancing of existing mortgage loans that we service, is highly dependent on interest rates and government mortgage modification programs and may decline if interest rates increase or these programs are terminated. Our retail originations platform may not succeed because of the referral-driven nature of our industry. For example, the origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home buying process such as real estate agents and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our purchase money mortgage loan volume and, thus, our retail originations business. We may not be successful in establishing such relationships. In addition, to grow our retail originations business, we will need to convert leads regarding prospective borrowers into funded loans, the success of which depends on the pricing we offer relative to the pricing of our competitors and our operational ability to process, underwrite and close loans. Institutions that compete with us in this regard may have significantly greater access to capital or resources than we do, which may give them the benefit of a lower cost of operations.

        Our correspondent lending and retail origination businesses are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volume, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. We believe that changes in supply and demand within the marketplace have been driving lower margins in recent periods, which is reflected in our results of operations and in our gains on mortgage loans held for sale. If we are unable to grow our loan production volumes or if our margins become compressed, then our business, financial condition and results of operations could be adversely affected.

The industry in which we operate is highly competitive, and is likely to become more competitive, and our inability to compete successfully or decreased margins resulting from increased competition could adversely affect our business, financial condition and results of operations.

        We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. With respect to mortgage loan production, we face competition in such areas as mortgage loan offerings, rates, fees and customer service. With respect to servicing, we face competition in areas such as fees, performance in reducing delinquencies and entering into successful modifications.

        Competition in servicing mortgage loans and in originating or acquiring newly originated mortgage loans comes from large commercial banks and savings institutions and other independent mortgage servicers and originators. Many of these institutions have significantly greater resources and access to capital than we do, which may give them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our loan production and servicing models. For example, other non-bank loan servicers may try to leverage their servicing relationships and expertise to develop or expand a loan origination business. Since the withdrawal of a number of large participants from these markets following the financial crisis in 2008, there have been relatively few large non-bank participants. As more non-bank entities enter these markets, our mortgage banking businesses may generate lower margins in order to effectively compete.

        In addition, technological advances and heightened e-commerce activities have increased consumers' accessibility to products and services. This has intensified competition among banks and non-banks in offering mortgage loans. We may be unable to compete successfully in our industries and this could adversely affect our business, financial condition and results of operations.

Our earnings may decrease because of changes in prevailing interest rates.

        Our profitability is directly affected by changes in prevailing interest rates. The following are the material risks we face related to increases in prevailing interest rates:

  •
  an increase in prevailing interest rates could adversely affect our loan production volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a loan may be more difficult for consumers;

  •
  an increase in prevailing interest rates would increase the cost of servicing our outstanding debt, including debt related to servicing advances and loan production; and

  •
  an increase in prevailing interest rates could increase payments for servicing customers with adjustable rate mortgages and generate an increase in delinquency, default and foreclosure rates, resulting in an increase in our loan servicing expenses.

        The following are the material risks we face related to decreases in prevailing interest rates:

  •
  a decrease in prevailing interest rates may cause more borrowers to refinance existing loans that we service or may cause the expected volume of refinancings to increase, which would require us to record a higher level of amortization, impairment or both on our MSRs; and

  •
  a decrease in prevailing interest rates could reduce our earnings from our custodial deposit accounts.

        An event of default, a negative ratings action by a rating agency, the perception of financial weakness, an adverse action by a regulatory authority, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to refinance existing debt and borrow additional funds. In addition, we may not be able to adjust our operational capacity in a timely fashion, or at all, in response to increases or decreases in mortgage production volume resulting from changes in prevailing interest rates.

        Any of the increases or decreases discussed above could have an adverse impact on our business, financial condition or results of operations.

We may be unable to obtain sufficient capital and liquidity to meet the financing requirements of our business.

        We will require new and continued debt financing to facilitate our anticipated growth. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to borrow money. We are generally required to renew our financing arrangements each year, which exposes us to refinancing and interest rate risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:

  •
  limitations imposed on us under our financing agreements that contain restrictive covenants and borrowing conditions, which may limit our ability to raise additional debt;

  •
  liquidity in the credit markets;

  •
  prevailing interest rates;

  •
  the strength of the lenders from which we borrow, and the regulatory environment in which they operate, including proposed capital strengthening requirements;

  •
  limitations on borrowings on credit facilities imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the credit facility; and

  •
  accounting changes that may impact calculations of covenants in our debt agreements.

If we are unable to obtain sufficient capital to meet the financing requirements of our business, our business, financial condition and results of operations would be materially and adversely affected.

We leverage our operations, which may materially and adversely affect our financial condition and results of operations.

        We currently leverage and, to the extent available, we intend to continue to leverage our retail lending operations and our acquisitions of government-insured loans from PMT through borrowings under repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to lenders, which are the repurchase agreement counterparties, and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. The cash that we receive from a lender when we initially sell the assets to that lender is less than the value of those assets (this difference is referred to as the haircut), so if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming that there was no change in the value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If a counterparty lender determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

        Unlike banks, we are not subject to regulatory restrictions on the amount of our leverage. Our total borrowings are only restricted by covenants in our repurchase and other borrowing agreements and market conditions, and our board of directors may change our target borrowing levels at any time without the approval of our stockholders. Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to repurchase the assets that we have sold to the lenders under our repurchase agreements.

        Our existing repurchase agreements also impose financial and non-financial covenants and restrictions on us that limit the amount of indebtedness that we may incur, impact our liquidity through minimum cash reserve requirements, and impact our flexibility to determine our operating policies and investment strategies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." In our repurchase and other borrowing agreements we make representations about the loans sold under these agreements, including that the loans were originated in compliance with applicable law. If we default on one of our obligations under a repurchase agreement or breach our representations, the lender may be able to terminate the transaction, accelerate any amounts outstanding, require us to repurchase the loans, and cease entering into any other repurchase transactions with us. Because our repurchase agreements typically contain cross- default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Additional repurchase agreements or other bank credit facilities that we may enter into in the future may contain additional covenants and restrictions. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. Any losses that we incur on our repurchase agreements could materially and adversely affect our financial condition and results of operations.

Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.

        We pursue hedging strategies to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the risks hedged, the level of interest rates, the type of investments held, and other changing market conditions. Hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities, and our interest rate hedging may fail to protect or could adversely affect us because, among other things:

  •
  interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

  •
  available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

  •
  the duration of the hedge may not match the duration of the related liability or asset;

  •
  the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

  •
  the hedging counterparty owing the money in the hedging transaction may default on its obligation to pay.

        In addition, we may fail to recalculate, re-adjust and execute hedges in an efficient manner. Any hedging activity, which is intended to limit losses, may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. A liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, the degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our hedging agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could materially and adversely affect our business, financial condition and results of operations.

We use estimates in determining the fair value of our MSRs, which are highly volatile assets with continually changing values. If our estimates of their value prove to be inaccurate, we may be required to write down the values of the MSRs which could adversely affect our financial condition and results of operations.

        The value of our MSRs is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include prepayment speeds, changes in interest rates and other market conditions, which affect the number of loans that are refinanced and thus no longer result in cash flows, and the number of loans that become delinquent.

        We use internal financial models that utilize market participant data to value our MSRs for purposes of financial reporting and for purposes of determining the price that we pay to acquire loans for which we will retain MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the results of the models.

        If loan delinquencies or prepayment speeds are higher than anticipated or other factors perform worse than modeled, the recorded value of certain of our MSRs may decrease, which would adversely affect our financial condition and results of operations.

Increases in delinquencies and defaults may adversely affect our business, financial condition and results of operations.

        Falling home prices across the United States have resulted in higher loan-to-value ratios, or LTVs, lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. Though housing values have stabilized in nearly all markets, many borrowers do not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume or growth of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments. Further, despite recent increases, interest rates have remained at historical lows for an extended period of time. Borrowers with adjustable rate mortgage loans must make larger monthly payments when the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates to the rates computed in accordance with the applicable index and margin. Increases in monthly payments may increase the delinquencies, defaults and foreclosures on a significant number of the loans that we service.

        Increased mortgage delinquencies, defaults and foreclosures may result in lower revenue for loans that we service for the Agencies, such as Fannie Mae or Freddie Mac, because we only collect servicing fees from Agencies for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income that we receive on cash held in collection and other accounts because there is less cash in those accounts. Also, increased mortgage defaults may ultimately reduce the number of mortgages that we service.

        Increased mortgage delinquencies, defaults and foreclosures will also result in a higher cost to service those loans due to the increased time and effort required to collect payments from delinquent borrowers and to liquidate properties or otherwise resolve loan defaults if payment collection is unsuccessful, and only a portion of these increased costs are recoverable under our servicing agreements. Increased mortgage delinquencies, defaults and foreclosures may also result in an increase in our interest expense and affect our liquidity as a result of borrowing under our credit facilities to fund an increase in our advancing obligations.

A disruption in the MBS market could materially and adversely affect our business, financial condition and results of operations.

        Almost all of the loans that we produce are delivered to Fannie Mae or Freddie Mac to be pooled into Agency MBS or originated to FHA guidelines to be pooled into Ginnie Mae MBS. Disruptions in the general MBS market have occurred in the past. Any significant disruption or period of illiquidity in the general MBS market would directly affect our own liquidity and the liquidity of PMT because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could materially and adversely affect our business, financial condition and results of operations.

The geographic concentration of our servicing portfolio may decrease the value of our MSRs and adversely affect our retail lending business, which would adversely affect our financial condition and results of operations.

        As of December 31, 2013, approximately 39% of the aggregate outstanding loan balance in our servicing portfolio was secured by properties located in California. California has experienced severe declines in property values and is experiencing a disproportionately high rate of delinquencies and foreclosures relative to other states. To the extent that California or other states in which we have greater concentrations of business in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, such concentration may decrease the value of our MSRs and adversely affect our retail lending business. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to higher cost of doing business in those states, which could materially and adversely affect our business, financial condition and results of operations.

Related Party Risks

We rely on PMT as a significant source of financing for, and revenue related to, our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, would adversely affect our business, financial condition and results of operations.

        PMT is the counterparty that currently acquires all of the newly originated mortgage loans in connection with our correspondent lending businesses. A significant portion of our income is derived from a fulfillment fee earned in connection with PMT's acquisition of conventional loans. We are able to conduct our correspondent lending business without having to incur the significant additional debt financing that would be required for us to purchase those loans from the originating lender. In the case of government-insured loans, we purchase them from PMT at PMT's cost plus a sourcing fee and fulfill them for our own account, typically by pooling the federally insured or guaranteed loans together into an MBS which Ginnie Mae guarantees. We earn interest income and gains or losses during the holding period and upon the sale of these securities, and we retain the MSRs with respect to the loans. If this relationship with PMT was terminated by PMT or PMT reduced the volume of these loans that it acquires for any reason, we would have to acquire these loans from the correspondent sellers for our own account, something that we may be unable to do, or enter into another similar counterparty arrangement with a third party, which we may not be able to enter into on terms that are as favorable to us, or at all. Also, the management agreement, the mortgage banking and warehouse services agreement and certain of the other agreements that we have entered into with PMT contain cross- termination provisions that allow PMT to terminate one or more of those agreements under certain circumstances where another one of such agreements is terminated. Accordingly, the termination of this relationship with PMT, or a material change in the terms thereof that is adverse to us, would likely adversely affect our business, financial condition and results of operations.

        We expect that PMT will continue to qualify as a REIT for U.S. federal income tax purposes. However, it is possible that PMT may not meet the requirements for qualification as a REIT. If PMT were to lose its REIT status, corporate-level income tax, including any applicable alternative minimum tax, would apply to PMT's taxable income at regular corporate rates, thereby potentially impairing

PMT's financial position and its ability to raise capital. Consequently, PMT's failure to qualify as a REIT could impair PMT's ability to continue to acquire loans from correspondent sellers.

A significant portion of our loan servicing operations are conducted pursuant to subservicing contracts with PMT, and any termination by PMT of these contracts, or a material change in the terms thereof that is adverse to us, would adversely affect our business, financial condition and results of operations.

        PMT, as the owner of a substantial number of all of the MSRs or whole loans that we subservice, may, under certain circumstances, terminate our subservicing contract with or without cause, in some instances with little notice and little to no compensation. Upon any such termination, it would be difficult to replace such a large volume of subservicing in a short period of time, or perhaps at all. Accordingly, we may not generate as much revenue from subservicing for other third parties. If we were to have our subservicing terminated by PMT, or if there was a change in the terms under which we perform subservicing for PMT that was material and adverse to us, this would adversely affect our business, financial condition and results of operations.

PMT has an exclusive right to acquire the loans that are produced through our correspondent lending program, which may limit the revenues that we could otherwise earn in respect of those loans.

        Our mortgage banking and warehouse services agreement with PMT requires PLS to provide fulfillment services for correspondent lending activities exclusively to PMT as long as PMT has the legal and financial capacity to purchase correspondent loans. As a result, unless PMT sells some of these loans back to us, the revenue that we earn with respect to these loans will be limited to the fulfillment fees that we earn in connection with the production of these loans, which may be less than the revenues that we might otherwise be able to realize by acquiring these loans ourselves and selling them in the secondary loan market.

Our sale of excess servicing spread exposes us to significant risks.

        We also sell to PMT or its subsidiaries, from time to time, the right to receive certain ESS arising from MSRs that we own or acquire. The ESS represents the difference between our contractual servicing fee with the applicable Agency and the base servicing fee that we retain as compensation for servicing the related mortgage loans upon our sale of the ESS.

        As a condition of our sale of the ESS, PMT was required to subordinate its interests in the ESS to those of the applicable Agency. With respect to our Ginnie Mae MSRs, our interest is also subordinated to the rights of Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse") under a loan and security agreement, pursuant to which Credit Suisse has a blanket lien on all of our Ginnie Mae MSRs (including the ESS we sell to PMT and record as a financing). Credit Suisse also required PMT to enter into a security and subordination agreement with respect to the acquired ESS, pursuant to which it acknowledges Credit Suisse's blanket lien. The security and subordination agreement contains certain trigger events applicable to PMT, including breaches of its representations, warranties or covenants and defaults under other of its credit facilities that would require us to either (i) repay in full the outstanding loan amount under our loan and security agreement or (ii) repurchase the ESS from PMT at fair market value. To the extent we are unable to repay the loan under our loan and security agreement or repurchase the ESS, an event of default would exist under the loan and security agreement, thereby entitling Credit Suisse to liquidate the ESS and the related MSRs. As a result, a default by PMT under its security and subordination agreement that requires us to repay our loan and security agreement or repurchase the ESS, or that results in a loss of our Ginnie Mae MSRs, could have a material adverse effect on our business, financial condition and results of operations.

        Credit Suisse may also liquidate the ESS along with our related Ginnie Mae MSRs to the extent there exists an event of default under our loan and security agreement. In the event PMT's ESS is liquidated as a result of certain of our actions or inactions, we generally would be required to indemnify PMT under the applicable spread acquisition agreement. A claim by PMT for the loss of its ESS as a result of our actions or inactions would likely be significant in size and could have a material adverse effect on our business, financial condition and results of operations.

Other Risks

We may be required to indemnify the purchasers of loans that we originate, acquire or assist in the fulfillment of, or repurchase those loans, if those loans fail to meet certain criteria or characteristics or under other circumstances.

        Our contracts with purchasers of newly originated loans that we fund through our retail lending program or acquire from PMT contain provisions that require us to indemnify the purchaser of the related loans or repurchase those loans under certain circumstances. In addition, our contracts with PMT and the Investment Funds require us to indemnify those entities with respect to loans for which we provide fulfillment services (in the case of PMT) or repurchase those loans in certain instances. While our contracts vary, they generally contain provisions that require us to indemnify these parties, or repurchase these loans, if:

  •
  our representations and warranties concerning loan quality and loan characteristics are inaccurate; or

  •
  the loans fail to comply with underwriting or regulatory requirements in the current dynamic regulatory environment.

        We believe that, as a result of the current market environment, many purchasers of residential mortgage loans, including the Agencies, are particularly aware of the conditions under which loan originators or sellers must indemnify them against losses related to purchased loans, or repurchase those loans, and would benefit from enforcing any repurchase remedies they may have. Our loan sale agreements with purchasers, including the Agencies, include provisions permitting purchasers to demand that we indemnify them for losses suffered in connection with loans sold that were originated in violation of applicable law or with other defects or demand repurchase of such loans. Repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the UPB. In certain cases, we would have contractual rights to recover from the mortgage lenders from whom loans were acquired through our correspondent lending program some or all of the amount paid by us in connection with this indemnification, or contractual rights to cause these mortgage lenders to repurchase these loans from us. Depending on the volume of repurchase and indemnification requests, some of these mortgage lenders may not be able to financially fulfill their obligation to indemnify us or repurchase loans from us. If a material amount of recovery cannot be obtained from these mortgage lenders, our business, financial condition and results of operations could be materially and adversely affected. Although this exposure cannot be quantified with certainty, to recognize these potential indemnification and repurchase losses, we have recorded a liability of $8.1 million as of December 31, 2013. Because of the increase in our loan originations since 2010, we expect that indemnification and repurchase requests are likely to increase. Should home values decrease, our realized loan losses from loan indemnifications and repurchases may increase as well. As such, our indemnification and repurchase costs may increase beyond our current expectations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Gain on Mortgage Loans Held for Sale." If we are required to indemnify PMT, the Investment Funds or other purchasers against loans, or repurchase loans, that result in losses that exceed our reserve, this could materially and adversely affect our business, financial condition and results of operations.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

        In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties in our retail lending and correspondent lending businesses, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our liquidity, business, financial condition and results of operations.

        During any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our MSRs to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. If we receive requests for advances in excess of amounts that we are able to secure from our advance credit facility or, in the case of loans that we subservice, from the owner of the MSRs and loans, we may not be able to fund these advance requests, which could materially and adversely affect our loan servicing business. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

Our counterparties may terminate our servicing rights, which could adversely affect our business, financial condition and results of operations.

        The owners of the loans that we service may terminate our MSRs if we fail to comply with applicable servicing guidelines. As is standard in the industry, under the terms of our master servicing agreements with the Agencies in respect of MSRs that we retain in connection with our loan production, the Agencies have the right to terminate us as servicer of the loans we service on their behalf at any time (and, in certain instances, without the payment of any termination fee) and also have the right to cause us to sell the MSRs to a third party. In addition, the failure to comply with servicing standards could result in termination of our agreements with the Agencies with little or no notice and without any compensation. If the servicing rights were terminated on a material portion of our servicing portfolio, our business, financial condition and results of operations could be adversely affected.

Negative public opinion involving Countrywide Financial Corporation and certain of its former officers or other factors could damage our reputation and adversely affect our earnings.

        Certain of our executive officers are former executive officers and senior managers of Countrywide, which has been the subject of various investigations and lawsuits and ongoing negative publicity. Such executive officers include:

        Stanford Kurland, our Chairman and Chief Executive Officer, who served as a director and, from January 1979 to September 2006, was employed in a variety of positions, including president, chief financial officer and chief operating officer, at Countrywide Financial Corporation;

        David Spector, our President and Chief Operating Officer, who was the senior managing director, secondary marketing, at Countrywide Financial Corporation, where he was employed in a variety of positions from May 1990 to August 2006;

        Steve Bailey, our Chief Mortgage Operations Officer, who served as a mortgage servicing executive at Countrywide Financial Corporation (and Bank of America Corporation, as its successor) from November 2004 until February 2010 and, prior to this role, served as chief executive officer of Loan Administration for Countrywide Home Loans from May 1985 until June 2008;

        Vandad Fartaj, our Chief Capital Markets Officer, who was employed in a variety of positions at Countrywide Securities Corporation, a broker-dealer, including vice president, whole loan trading, from November 1999 to April 2008;

        Douglas Jones, our Chief Correspondent Lending Officer, who was the senior managing director, correspondent lending at Countrywide Home Loans, Inc. (and Bank of America Corporation, as its successor) from July 1997 until May 2011;

        Anne McCallion, our Chief Financial Officer, who was employed by Countrywide Financial Corporation (and Bank of America Corporation, as its successor), where she worked in a variety of positions, from July 1991 to December 2008, including deputy chief financial officer and senior managing director, finance; and

        David Walker, our Chief Credit and Enterprise Risk Officer, who, from 1992 to 2007, was employed in a variety of executive positions at Countrywide Bank, N.A. and its affiliates, including chief credit officer for Countrywide Home Loans, Inc. and chief lending officer for Countrywide Bank, N.A.

        Any existing or future investigations, litigation or negative publicity involving Countrywide, or our officers as a result of their former association with that entity, may generate negative publicity or media attention for us or adversely impact our business.

        Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion or perception can tarnish or otherwise strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action and adversely affect our ability to attract and retain customers, trading counterparties and employees.

Challenges to the MERS® System could materially and adversely affect our business, results of operations and financial condition.

        MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks servicing rights and ownership of loans in the United States. Mortgage

Electronic Registration Systems, Inc., or MERS, a wholly-owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We may choose under certain circumstances to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry.

        Several legal challenges in the courts and by governmental authorities have been made disputing MERS's legal standing to act as nominee for lenders in mortgages and deeds of trust recorded in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. Although most legal decisions have accepted MERS as mortgagee, these challenges could result in delays and additional costs in commencing, prosecuting and completing foreclosure proceedings, conducting foreclosure sales of mortgaged properties, and submitting proofs of claim in borrower bankruptcy cases.

We may not realize all of the anticipated benefits of potential future acquisitions of MSRs, which could adversely affect our business, financial condition and results of operations.

        Our ability to realize the anticipated benefits of potential future acquisitions of servicing portfolios will depend, in part, on our ability to scale up to appropriately service any such assets. The process of acquiring these assets may disrupt our business and may not result in the full benefits expected. The risks associated with these acquisitions include, among others, unanticipated issues in integrating information regarding the new loans to be serviced into our information technology systems, and the diversion of management's attention from other ongoing business concerns. We have also recently seen increased scrutiny by the Agencies and regulators with respect to large servicing acquisitions, the effect of which could reduce the willingness of selling institutions to pursue MSR Sales and/or impede our ability to complete MSR acquisitions. Moreover, if we inappropriately value the assets that we acquire or the value of the assets that we acquire declines after we acquire them, the resulting charges may negatively affect the carrying value of the assets on our balance sheet and our earnings. See "—Our MSRs are highly volatile assets with continually changing values, and these changes in value, or inaccuracies in our estimates of their value, could adversely affect our financial condition and results of operations." If our estimates or assumptions prove to be incorrect, we may be required to record impairment charges, which could adversely affect our earnings. Furthermore, if we incur additional indebtedness to finance an acquisition, the acquired servicing portfolio may not be able to generate sufficient cash flow to service that additional indebtedness. Unsuitable or unsuccessful acquisitions could adversely affect our business, financial condition and results of operations.

Our prime servicing portfolio, which consists primarily of recently originated loans, has a limited performance history, which makes our future results of operations more difficult to predict.

        The likelihood of mortgage delinquencies and defaults, and the associated risks to our business, including higher costs to service such loans and a greater risk that we may incur losses due to repurchase or indemnification demands, changes as loans season, or increase in age. Newly originated loans typically exhibit low delinquency and default rates as the changes in economic conditions, individual financial circumstances and other factors that drive borrower delinquency often do not appear for months or years. Highly seasoned loan portfolios, in which borrowers have demonstrated years of performance on their mortgage payments, also tend to exhibit low delinquency and default rates. Most of the loans in our prime servicing portfolio were originated in the years 2010, 2011, 2012 and 2013. As a result, we expect the delinquency rate and defaults in the prime servicing portfolio to increase in future periods as the portfolio seasons, but we cannot predict the magnitude of this impact on our results of operations. In addition, because most of the loans in our portfolios are newly originated, it may be difficult to compare our business to our competitors and others that have weathered the economic difficulties in our industry over the last several years.

Risks Related to our Investment Management Segment

Market conditions could reduce the value of the assets that we manage, which would reduce our management and incentive fees.

        Volatile market conditions could adversely affect our investment management segment in many ways, including by reducing the value of our assets under management, which could materially reduce our management fee and incentive fee revenues and adversely affect our financial condition. A significant portion of the fees that we earn under our investment management agreements with clients are based on the value of the assets that we manage. The values of the securities and other assets held in the portfolios that we manage and, therefore, our assets under management may decline due to any number of factors beyond our control, including, among others, a declining housing, stock or bond market, a general economic downturn, political uncertainty or acts of terrorism. The economic outlook remains uncertain and we continue to operate in a challenging business environment. If market conditions cause a decline in the value of the assets that we manage, that decline in value would result in lower management fees and potentially lower incentive fees resulting from reduced performance under our management contracts with our Advised Entities. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced and our business will be negatively affected.

The historical returns on the assets that we select and manage for our clients, and our resulting management and incentive fees, may not be indicative of future results.

        The historical returns of the assets that we manage should not be considered indicative of the future returns on those assets or future returns on other assets that we may select for investment by our Advised Entities. The investment performance that is achieved for the assets that we manage varies over time and the variance can be wide. Accordingly, the management and incentive fees that we have earned in the past based on those returns should not be considered indicative of the management or incentive fees that we may earn in the future from managing those same assets or from managing other assets for our Advised Entities. A decline in the investment performance of our managed assets will also adversely affect our ability to attract and retain clients.

We currently, and in the future may, manage assets for a small number of clients, the loss of any one of which could significantly reduce our management and incentive fees and have a material adverse effect on our results of operations.

        We currently manage the assets of only the Advised Entities, and the majority of our management and incentive fees result from our management of PMT. Although the management contract that we have entered into with PMT cannot be terminated without cause, other than pursuant to cross- termination provisions contained in other agreements that we have entered into with PMT, prior to February 1, 2017 without the payment of a termination fee, the termination of such contract and the loss of PMT as a client would significantly affect our investment management segment and negatively impact our management fees, and could have a material and adverse effect on our results of operations and financial condition. Also, because the management agreements we have entered into with the Investment Funds were negotiated between related parties without the benefit of the type of negotiations normally conducted with unaffiliated third parties, the terms of these agreements, including the fees payable to us, may prove to be more favorable to us than they would be if these agreements had been negotiated with unaffiliated third parties. Accordingly, we may not generate as much revenue from management agreements that we enter into with other third parties. In addition, the Investment Funds are limited-life funds that were established in 2008 with commitment periods that ended in 2011 and terms that end in December 2016 with the possibility of three one-year extensions. Accordingly, base fees generated by the Investment Funds will continue to decline as the assets under management run off.

Our failure to obtain consent of the Advised Entities in connection with certain dispositions by BlackRock and Highfields may cause us to breach agreements and lose management and incentive fees earned from such Advised Entities.

        Because PCM is registered under the Investment Advisers Act of 1940, as amended, which we refer to as the "Advisers Act," the management agreements between us and the Advised Entities would be terminated upon an "assignment" of these agreements without consent, which assignment may be deemed to occur in the event that PCM was to experience a direct or indirect change of control. Because BlackRock and Highfields may be deemed to control us, a significant disposition by either of them of their interest in us could trigger an "assignment." We cannot be certain that consents required to assignments of our investment management agreements will be obtained if a change of control occurs. "Assignment" of these agreements without consent could cause us to lose the management and incentive fees we earn from such Advised Entities.

Our failure to comply with the extensive amount of regulation applicable to our investment management segment could materially and adversely affect our business, financial condition and results of operations.

        Our investment management segment is subject to extensive regulation in the United States, primarily at the federal level, including regulation of PCM by the SEC under the Advisers Act and regulation of PNMAC Mortgage Opportunity Fund LLC, and PNMAC Mortgage Opportunity Fund, LP under the Investment Company Act. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our Advised Entities and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities.

        These requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. Similar requirements apply to registered investment companies and to PCM's management of those companies under the Investment Company Act which, among other things, regulates the relationship between a registered investment company and its investment adviser and prohibits or severely restricts principal transactions and joint transactions. Registered investment advisers and registered investment companies are also subject to routine periodic examinations by the staff of the SEC.

        We also regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended, which we refer to as the "Securities Act," the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act," the Investment Company Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties and service providers whom we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.

        Our business combines the production and servicing of loans and investment management, which presents particular compliance challenges. For example, regulations applicable to our investment management business that are easily applied to traditional investments, such as stocks and bonds, may be more difficult to apply to a portfolio of loans, and the regulations applicable to our investment management business can require procedures that are uncommon, impractical or difficult in our loan production and servicing business.

        The failure by us to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions, which could materially and adversely affect our business, financial condition and results of operations. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against us or our employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation and cause us to lose existing clients.

Changes in regulations applicable to our investment management segment could materially and adversely affect our business, financial condition and results of operations.

        The legislative and regulatory environment in which we operate has undergone significant changes in the recent past. We believe that significant regulatory changes in the investment management industry are likely to continue, which is likely to subject industry participants to additional, more costly and generally more detailed regulation. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients may adversely affect our business. Our ability to function in this environment will depend on our ability to monitor and promptly react to legislative and regulatory changes.

        Certain provisions of the Dodd-Frank Act will, and other provisions may, increase regulatory burdens and reporting and related compliance costs on our investment management segment. The scope of many provisions of the Dodd-Frank Act is being determined by implementing regulations, some of which will require lengthy proposal and promulgation periods. Moreover, the Dodd-Frank Act mandates many regulatory studies, some of which pertain directly to the investment management industry, which could lead to additional legislation or regulation. The SEC requires investment advisers such as us that are registered with the SEC and advise one or more private funds to provide certain information on Form PF about their funds and assets under management, including the amount of borrowings, concentration of ownership and other performance information. The Dodd-Frank Act will affect a broad range of market participants with whom we interact or may interact, including banks, non-bank financial institutions, rating agencies, mortgage brokers, credit unions, insurance companies and broker-dealers, and may cause us to become subject to further regulation by the Commodity Futures Trading Commission. Regulatory changes that will affect other market participants are likely to change the way in which we conduct business with our counterparties. The uncertainty regarding the continued implementation of the Dodd-Frank Act and its impact on the investment management industry and us cannot be predicted at this time but will continue to be a risk for our business.

        In addition, as a result of the recent economic downturn, acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our investment management segment. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by U.S. and non-U.S. courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed on us or the markets in which we trade, or whether any of the proposals will become law. Compliance with any new laws or regulations could add to our compliance burden and costs and adversely affect the manner in which we conduct business, as well as our financial condition and results of operations.

We may encounter conflicts of interest in trying to appropriately allocate our time and services between our own activities and the accounts that we manage, or in trying to appropriately allocate investment opportunities among ourselves and the accounts that we manage.

        Pursuant to our management agreements with PMT and the Investment Funds, we are obligated to provide PMT and the Investment Funds with the services of our senior management team, and the members of that team are required to devote such time to us as is necessary and appropriate, commensurate with the level of activity of PMT and the Investment Funds. The members of our senior management team may have conflicts in allocating their time and services between our operations and the activities of PMT, the Investment Funds and other entities or accounts managed by us now or in the future.

        Certain of the funds that we currently advise have, and certain of the funds that we may in the future advise may have, overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. In addition, we and the other entities or accounts that we manage now or in the future may participate in some of PMT's investments, which may not be the result of arm's length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PMT or such other entities.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

        As we have expanded the scope of our businesses, we increasingly confront potential conflicts of interest relating to the investment activities that we manage for our clients. In addition, investors in our clients may perceive conflicts of interest regarding investment decisions for funds in which our executive officers, who have made and may continue to make personal investments, are personally invested. Similarly, conflicts of interest may exist regarding decisions about the allocation of specific investment opportunities between funds in which we receive an allocation of profits as the general partner and funds in which we do not.

        The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and as we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between our interests and those of our clients. We have implemented procedures and controls to be followed when real or potential conflicts of interest arise, but it is possible that potential or perceived conflicts could give rise to the dissatisfaction of, or litigation by, investors in our client entities or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest would adversely affect our business in a number of ways, including a reluctance of counterparties to do business with us, and may adversely affect our results of operations.

The investment management industry is intensely competitive.

        The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, management fee rates, continuity of the management team and client relationships, reputation and the continuity of buying and selling arrangements with intermediaries. A number of factors, including the following, serve to increase our competitive risks:

  •
  a number of our competitors have greater financial, technical, marketing and other resources, more comprehensive name recognition and more personnel than we do;

  •
  potential competitors have a relatively low cost of entering the investment management industry;

  •
  some investors may prefer to invest with a manager that is not publicly traded based on the perception that a publicly traded investment manager may focus on the manager's own growth to the detriment of asset performance for clients;

  •
  other industry participants, hedge funds and alternative investment managers may seek to recruit our investment professionals; and

  •
  some competitors charge lower fees for their investment services than we do.

        If we are unable to compete effectively, our results of operations may be materially and adversely affected.

We are subject to third-party litigation risk, which could result in significant liabilities and reputational harm to us.

        In general, we will be exposed to the risk of litigation by investors in our client funds if our management of or advice to any Advised Entity is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by those entities due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of entities that we manage or from allegations that we improperly exercised control or influence over those entities. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are generally indemnified by the entities that we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from the entities that we manage, our results of operations, financial condition and liquidity would be materially and adversely affected.

Risks Related to Our Business in General

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

        Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management and mortgage lending markets and legal, accounting and regulatory developments relating to all of our business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges in:

  •
  maintaining adequate financial and business controls;

  •
  implementing new or updated information and financial systems and procedures; and

  •
  training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

        We may not be able to manage our expanding operations effectively and we may not be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

We depend on counterparties and vendors to provide services that are critical to our business, which subjects us to a variety of risks.

        We have a number of counterparties and vendors that, among other things, provide us with financial, technology and other services to support our businesses. If our current counterparties and vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternative services from other counterparties or vendors in a timely and efficient manner and on acceptable terms, or at all. With respect to vendors engaged to perform certain servicing activities, we are required to assess their compliance with various regulations and establish procedures to provide reasonable assurance that the vendor's activities comply in all material respects with such regulations.

In the event that a vendor's activities are not in compliance, it could negatively impact our business and operations. Further, we may incur significant costs to resolve any such disruptions in service which could have a material adverse effect on our business, financial condition and results of operations.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our financial statements.

        Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments and MSRs, investment consolidations and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders and also increase the risk of errors and restatements, as well as the cost of compliance. Changes in accounting interpretations or assumptions could impact our financial statements and our ability to timely prepare our financial statements. Although we are an emerging growth company, we are electing to comply with new public company accounting standards. Our inability to timely prepare our financial statements in the future would likely adversely affect our share price significantly.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common stock.

        Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, will require us to continue to evaluate and to report on our internal controls over financial reporting. We cannot be certain that we will be successful in continuing to maintain adequate control over our financial reporting and financial processes. Furthermore, as we rapidly grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a breach under one of our lending arrangements and/or reduce the market value of shares of our Class A common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiencies and management may not be able to remediate any such material weakness or significant deficiency in a timely manner.

The loss of the services of our senior managers could adversely affect our business.

        The experience of our senior managers is a valuable asset to us. Our management team has significant experience in the residential mortgage loan production and servicing industry and the investment management industry. We do not maintain key life insurance policies relating to our senior managers. The loss of the services of our senior managers for any reason could adversely affect our business.

Our business could suffer if we fail to attract and retain a highly skilled workforce.

        Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan officers, underwriters, loan servicers and debt default specialists. Trained and experienced personnel are in high demand and may be in short supply in some areas. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition and results of operations.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

        Our mortgage loan production business is dependent upon our ability to effectively interface with our borrowers, mortgage lenders and other third parties and to efficiently process loan applications and closings. The retail and correspondent lending processes are becoming more dependent upon technological advancement, such as our continued ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other borrower- or counterparty-expected conveniences. Maintaining and improving this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive and any failure to do so could adversely affect our business, financial condition and results of operations.

Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.

        The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our customers' personal information and transaction data. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on the Internet and use of web-based product offerings.

        A successful penetration or circumvention of the security of our systems or a defect in the integrity of our systems or cyber security could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, any of which could materially and adversely affect our business, financial condition and results of operations.

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition and results of operations.

        The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

        We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our common stock to decline or be more volatile. A prolonged economic slowdown, recession or declining real estate values could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We cannot predict the severity of the effect that potential future armed conflicts and terrorist attacks would have on us. Losses resulting from these types of events may not be fully insurable.

Risks Related to Our Organizational Structure

Our only material asset is our interest in PennyMac and its subsidiaries, and we are accordingly dependent upon distributions from PennyMac and its subsidiaries to pay taxes, make payments under the tax receivable agreement or pay dividends.

        We are a holding company and have no material assets other than its ownership of Class A units of PennyMac. We have no independent means of generating revenue. We are required to pay tax on our allocable share of the taxable income of PennyMac without regard to whether PennyMac distributes to us any cash or other property. We intend to cause PennyMac to make distributions to its unit holders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by it. To the extent that we need funds, and PennyMac is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.

We will be required to pay the owners of PennyMac other than us for certain tax benefits that we may claim, and the amounts we may pay could be significant.

        As described in "Organizational Structure," we have entered into a tax receivable agreement with the owners of PennyMac other than us that provides for the payment by us to those owners of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) increases in tax basis resulting from exchanges of Class A units of PennyMac and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. See "Certain Relationships and Related Party Transactions—Tax Receivable Agreement."

        We expect that the payments that we may make under the tax receivable agreement will be substantial. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement or distributions to us by PennyMac are not sufficient to permit us to make payments under the tax receivable agreement after it has paid taxes. Furthermore, our obligations to make payments under the tax receivable agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are deemed realized under the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon the continued ownership of us by owners of PennyMac.

In certain cases, payments under the tax receivable agreement to owners of PennyMac other than us may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

        The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor's) obligations with respect to exchanged or acquired Class A units of PennyMac (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, we could be required to make payments under the tax receivable agreement that are greater than or less than the percentage specified in the tax receivable agreement of the actual benefits that we realize in respect of the tax attributes that are subject to the tax receivable agreement. Also, if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which upfront payment may be made years in advance of the actual realization of such future benefits (if any). In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity, as well as our attractiveness as a target for an acquisition. In addition, we may not be able to finance our obligations under the tax receivable agreement.

        Payments under the tax receivable agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the Internal Revenue Service, or IRS, to challenge a tax basis increase, we will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the benefits that we actually realize in respect of (i) increases in tax basis resulting from exchanges of Class A units of PennyMac and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Owners of PennyMac other than us will initially be able to significantly influence the outcome of votes of our outstanding shares of Class A common stock, and their interests may differ from those of our public stockholders.

        Pursuant to separate stockholder agreements with BlackRock and Highfields, each of BlackRock and Highfields has the right to nominate one or two individuals for election to our board of directors, depending on the percentage of the voting power of our outstanding shares of Class A and Class B common stock that it holds, and we are obligated to use our best efforts to cause the election of those nominees. In addition, these stockholder agreements require that we obtain the consent of BlackRock and Highfields with respect to amendments to our certificate of incorporation or bylaws, and the limited liability company agreement of PennyMac requires the consent of BlackRock and Highfields for us to conduct certain activities. As a result, each of BlackRock and Highfields may be able to significantly influence our management and affairs. In addition, as a result of the size of their individual equity holding they will initially be able to significantly influence the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

        In addition, because they hold their ownership interest in our business through PennyMac, rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, other owners of PennyMac may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered into in connection with the initial public offering of our Class A common stock, and whether and when we should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners' tax or other considerations even where no similar benefit would accrue to us. See "Certain Relationships and Related Party Transactions—Tax Receivable Agreement."

We may not pay dividends on our common stock in the foreseeable future.

        We are entitled to receive a pro rata portion of the tax distributions made by PennyMac. The cash received from such distributions will first be used to satisfy any of our tax liabilities and then to make any payments under the tax receivable agreement with the owners of PennyMac other than us. The declaration, amount and payment of any dividends on shares of Class A common stock with respect to any remaining excess cash will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. We may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock. Accordingly, we may not pay any dividends on our common stock in the foreseeable future. See "Dividend Policy."

Our certificate of incorporation contains provisions renouncing our interest and expectancy in certain corporate opportunities identified by or presented to BlackRock and Highfields.

        BlackRock, Highfields and their respective affiliates are in the business of providing capital to growing companies, and may acquire interests in businesses that directly or indirectly compete with certain portions of our business. Our certificate of incorporation provides that neither BlackRock nor Highfields nor their respective affiliates has any duty to refrain from (i) engaging, directly or indirectly, in a corporate opportunity in the same or similar lines of business in which we now engage or propose to engage, or (ii) doing business with any of our clients, customers or vendors. In the event that either of BlackRock or Highfields or their respective affiliates acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself or its affiliates and for us or our affiliates other than in the capacity as one of our officers or directors, then neither BlackRock nor Highfields has any duty to communicate or offer such transaction or business opportunity to us and may take any such opportunity for themselves or offer it to another person or entity. Neither BlackRock nor Highfields nor any officer, director or employee thereof, shall be liable to us or to any of our stockholders (or any affiliates thereof) for breach of any fiduciary or other duty by engaging in any such activity and we waive and renounce any claim based on such activity. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our separate stockholder agreements with BlackRock and Highfields provide that any amendment or repeal of the provisions related to corporate opportunities described above requires the consent of each of BlackRock and Highfields as long as it, or any of its affiliates, holds any equity interest in us. These potential conflicts of interest could have a material and adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by BlackRock or Highfields to themselves or their other affiliates instead of to us. The terms of our certificate of incorporation are more fully described in "Description of Capital Stock—Corporate Opportunity."

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

        Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

  •
  authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Class A common stock;

  •
  prohibit stockholder action by written consent unless the matter as to which action is being taken has been approved by our board of directors, which requires all stockholder actions regarding matters not approved by our board of directors to be taken at a meeting of our stockholders;

  •
  provide that our board of directors is expressly authorized to make, alter, or repeal our bylaws (provided that, if that action adversely affects BlackRock or Highfields when that entity, together with its affiliates, holds at least 5% of the voting power of our outstanding shares of capital stock, our stockholder agreements provide that such action must be approved by that entity);

  •
  establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

  •
  prevent us from selling substantially all of our assets or completing a merger or other business combination that constitutes a change of control without the approval of a majority of those of our directors who are not also our officers.

        These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Risks Related to Our Class A Common Stock

We are an "emerging growth company" and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

        We are an "emerging growth company" as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our Class A common stock, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

        Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

        The market price of our Class A common stock has fluctuated significantly in the past and may be highly volatile in the future and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our Class A common stock may decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock include:

  •
  variations in our quarterly or annual operating results;

  •
  changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

  •
  the contents of published research reports about us or our industry or the failure of securities analysts to cover our Class A common stock;

  •
  additions or departures of key management personnel;

  •
  any increased indebtedness we may incur in the future;

  •
  announcements by us or others and developments affecting us;

  •
  actions by institutional stockholders;

  •
  litigation and governmental investigations;

  •
  changes in market valuations of similar companies;

  •
  speculation or reports by the press or investment community with respect to us or our industry in general;

  •
  increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

  •
  announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and

  •
  general market, political and economic conditions, including any such conditions and local conditions in the markets in which our customers are located.

        These broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Future offerings of debt or equity securities by us may adversely affect the market price of our Class A common stock.

        In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. In particular, we intend to seek opportunities to acquire loan servicing portfolios. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations.

        Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. In addition, the limited liability company agreement of PennyMac provides that new classes of units or other equity interests of PennyMac may be issued to third parties other than us only with the approval of BlackRock and Highfields as long as they, or any of their affiliates, hold any Class A units of PennyMac. Any such issuance will dilute the ownership of holders of our Class A common stock in substantially all of our operating assets. Thus, holders of our Class A common stock bear the risk that our future offerings, including any future offerings by PennyMac, may reduce the market price of our Class A common stock and dilute their stockholdings in us. See "Description of Capital Stock."

The market price of our Class A common stock could be negatively affected by sales of substantial amounts of our Class A common stock in the public markets.

        Sales of substantial numbers of shares of our Class A common stock, including shares issued upon the exchange of Class A Units of PennyMac, in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and could impair our future ability to raise capital through the sale of equity securities or equity-related securities.

        As of December 31, 2013, we have a total of 20,812,777 shares of Class A common stock outstanding. The issuance and sale (or resale) of up to 55,076,111 additional shares of our Class A common stock have been registered under the Securities Act so those shares, upon issuance, will be freely tradable without restriction or further registration under the Securities Act.

        A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional Class A common stock or other equity securities.

The future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

        As of December 31, 2013, we have an aggregate of 18,130,599 shares of Class A common stock authorized but unissued and not reserved for issuance under our 2013 Equity Incentive Plan or upon the exchange of Class A Units of PennyMac. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock in connection with these acquisitions. Any Class A common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by investors who purchase Class A common stock.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our corporate offices are located at 6101 Condor Drive, Moorpark, California 93021, in a 142,000 square foot leased facility. This location, along with an adjacent property located at 5898 Condor Drive, Moorpark, California 93021, house our primary mortgage banking and investment management operations as well as our administrative offices.

        We lease seven additional locations throughout the country generally housing loan production and servicing activities. Our retail lending business occupies 32,000 square feet in Pasadena, CA. Our call center operations and loan processing occupies 40,000 square feet in Fort Worth, TX, and 30,000 square feet in Sacramento, CA. We also have three branches located in Eagan, MN, Henderson, NV and Honolulu, HI devoted to loan production. We also lease 20,000 square feet in Tampa, FL devoted to our correspondent lending business.

        The financial commitments of our leases are immaterial to the scope of our operations.

Item 3.    Legal Proceedings

        From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of December 31, 2013, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our shares of common stock began trading publicly on May 9, 2013 and are listed on the New York Stock Exchange (Symbol: PFSI). As of March 3, 2014, our shares of common stock were held by 2,036 beneficial holders. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our shares of common stock during the year:

For the year ended December 31, 2013

	Stock price
			Cash dividends declared
Period Ended	High	Low
June 30, 2013	$23.33	$18.15	$—
September 30, 2013	$21.35	$15.79	$—
December 31, 2013	$18.86	$15.75	$—

        We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Item 1A of this Report in the section entitled Risk Factors. All distributions are made at the discretion of our board of directors and depend on our earnings, our financial condition and such other factors as our board of directors may deem relevant from time to time.

Equity Compensation Plan Information

        We have adopted an equity incentive plan which provides for the grant of incentive stock option and nonstatutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards, which we collectively refer to as "awards" in connection with the 2013 Equity Incentive Plan. Directors, officers and other employees of the Company and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2013 Equity Incentive Plan. The equity incentive plan is administered by the compensation committee of the board of directors. The board of directors itself may also exercise any of the powers and responsibilities under the 2013 Equity Incentive Plan. Subject to the terms of the 2013 Equity Incentive Plan, the plan administrator (the board of its compensation committee) will select the recipients of awards and determine, among other things, the:

  •
  number of shares of common stock covered by the awards and the dates upon which such awards become exercisable or any restrictions lapse, as applicable;

  •
  type of award and the exercise or purchase price and method of payment for each such award;

  •
  vesting period for awards, risks of forfeiture and any potential acceleration of vesting or lapses in risks of forfeiture; and

  •
  duration of awards.

        The following table provides information as of December 31, 2013 concerning our shares of common stock authorized for issuance under one equity incentive plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issurance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,010,101	$21.03	18,130,599	(4)
Equity compensation plans not approved by security holders(2)	—	$—	—

Total	1,010,101	$21.03	18,130,599

(1)
Represents our 2013 equity incentive plan.

(2)
We do not have any equity plans that have not been approved by our stockholders.

(3)
The weighted-average exercise price set forth in this column relates only to 418,785 stock options outstanding under our 2013 Equity Incentive Plan. The remaining securities included in column (a) of this table are performance-based RSUs and time-based RSUs, for which no exercise price applies.

(4)
This number includes a general pool of 3,906,433 shares of common stock initially authorized under the 2013 Equity Incentive Plan, which will be increased pursuant to the terms of the 2013 Equity Incentive Plan each January 1 starting in 2014 by an amount equal to the lesser of (i) 1.75% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (ii) 1,322,024 shares, and (iii) any lower amount determined by our board of directors.

Item 6.    Selected Financial Data

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Condensed Consolidated Statements of Income:
Revenue
Net gains on mortgage loans held for sale	$138,013	$118,170	$13,029	$2,008	$41
Loan origination fees	23,575	9,634	669	734	12
Fulfillment fees from PennyMac Mortgage Investment Trust	79,712	62,906	1,747	—	—
Net servicing fees	90,010	40,105	28,667	26,001	12,718
Management fees and carried interest	53,749	32,272	29,279	39,475	12,584
Net interest expense	(1,041)	(1,525)	(343)	(595)	(56)
Other	2,541	3,524	1,736	816	19,830

Total net revenue	386,559	265,086	74,784	68,439	45,129

Expenses
Compensation	148,576	124,014	47,479	25,412	16,176
Other	55,857	22,749	12,606	9,985	7,734

Total expenses	204,433	146,763	60,085	35,397	23,910

Income before provision for income taxes	182,126	118,323	14,699	33,042	21,219
Provision for income taxes	9,961	—	—	—	—

Net income	$172,165	$118,323	$14,699	$33,042	$21,219

Less: Net income attributable to noncontrolling interest	157,765

Net income attributable to PennyMac Financial Services, Inc. common stockholders	$14,400

Condensed Consolidated Balance Sheets:
Assets
Mortgage loans held for sale at fair value	$531,004	$448,384	$89,857	$14,720	$806
Mortgage servicing rights	483,664	108,975	32,124	31,957	19,024
Carried interest due from Investment Funds	61,142	47,723	37,250	24,654	—
Servicing advances	154,328	93,152	63,565	22,811	2,843
Other assets	354,337	133,929	66,485	34,260	31,709

Total assets	$1,584,475	$832,163	$289,281	$128,402	$54,382

Liabilities and equity
Assets sold under agreements to repurchase	$471,592	$393,534	$77,700	$13,289	$—
Note payable	52,154	53,013	18,602	3,499	713
Excess servicing spread financing at fair value to PennyMac Mortgage Investment Trust	138,723	—	—	—	—
Other liabilities	292,802	123,866	69,064	21,645	4,769

Total liabilities	955,271	570,413	165,366	38,433	5,482
Total equity	629,204	261,750	123,915	89,969	48,900

Total liabilities and equity	$1,584,475	$832,163	$289,281	$128,402	$54,382

Earnings Per Share of Common Stock(1):
Basic	$0.83
Diluted	$0.82
Share price at year end	$17.55

(1)
Earnings per share of common stock became applicable on May 14, 2013 when the Company completed its IPO.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of PennyMac Financial Services, Inc. included within this Annual Report on Form 10-K.

        Statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend," "plan" and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading "Risk Factors," as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report on Form 10-K and our other filings with the United States Securities and Exchange Commission ("SEC"). The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date hereof and we assume no obligation to update or supplement any forward-looking statements.

Overview

        The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the words "we," "us," "our," "PFSI" and the "Company" refer to PennyMac Financial Services, Inc.

  Initial Public Offering and Recapitalization

        On May 14, 2013, we completed an initial public offering ("IPO") in which we sold approximately 12.8 million shares of Class A Common Stock par value $0.0001 per share ("Class A Common Stock") for cash consideration of $16.875 per share (net of underwriting discounts). With the net proceeds from the IPO, we bought Class A units of Private National Mortgage Acceptance Company, LLC ("PennyMac") and became its sole managing member. We operate and control all of the business and affairs and consolidate the financial results of PennyMac.

        Before the completion of the IPO, the limited liability company agreement of PennyMac was amended and restated to, among other things, change its capital structure by converting the different classes of interests held by its existing unitholders into Class A units. PennyMac and its existing unitholders also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Class A units for shares of our Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and certain other transactions.

        Before 2013, PennyMac made an election pursuant to Section 754 of the Internal Revenue Code which remains in effect. As a result of this election, an exchange results in a special adjustment for PFSI that may increase PFSI's tax basis in certain assets of PennyMac that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that PFSI would otherwise be required to pay in the future and result in increases in investment in PennyMac deferred tax assets net of investment in PennyMac deferred tax liabilities.

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

Our Company

        We are a specialty financial services firm with a comprehensive mortgage platform and integrated business focused on the production and servicing of U.S. residential mortgage loans and the management of investments related to the U.S. residential mortgage market. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and our management's deep experience across all aspects of the mortgage business will allow us to profitably grow these activities and capitalize on other related opportunities as they arise in the future.

        PennyMac was founded in 2008 by members of its executive leadership team and two strategic partners, BlackRock Mortgage Ventures, LLC, together with its affiliates, and HC Partners LLC, formerly known as Highfields Capital Investments LLC, together with its affiliates.

        We conduct our business in two segments: mortgage banking and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC ("PLS"), is a non-bank producer and servicer of mortgage loans in the United States. Our principal investment management subsidiary, PNMAC Capital Management, LLC ("PCM"), is an SEC registered investment adviser. PCM manages PennyMac Mortgage Investment Trust ("PMT"), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment Company Act, an affiliate of these funds, and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our "Investment Funds" and, together with PMT, as our "Advised Entities."

  Mortgage Banking

        Our mortgage banking segment is comprised of three primary businesses: correspondent lending, retail lending, and loan servicing.

  •
  Correspondent Lending.  Our correspondent lending business manages, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated loans, primarily "conventional" residential mortgage loans guaranteed by the GSEs. For conventional loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each loan purchased by PMT. In the case of government-insured loans, we purchase them from PMT at PMT's cost plus a sourcing fee and fulfill them for our own account.

  •
  Retail Lending.  Our retail lending business originates new prime credit quality, first-lien residential conventional and government-insured mortgage loans on a national basis to allow customers to purchase or refinance their homes. We conduct this business through a consumer direct model, which relies on the Internet and call center-based staff to acquire and interact with customers across the country. We do not have a "brick and mortar" branch network and have been developing our consumer direct operations with call centers strategically positioned across the United States.

  •
  Loan Servicing.  Our loan servicing business performs loan administration, collection and default activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impound) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide prime servicing for conventional and government-insured loans, as well as special servicing for distressed loans that have been acquired as investments by our Advised Entities, and loans in "private-label" MBS, which are securities issued by institutions that are not affiliated with any Agency.

        During the year ended December 31, 2013, we managed PMT's acquisition of newly originated, prime credit quality, first-lien residential mortgage loans with fair values totaling $32.0 billion. We purchased, for our own account, approximately $16.1 billion of government-insured loans at fair value from PMT during the year ended December 31, 2013. We also originated $1.1 billion of residential mortgage loans at fair value through our retail channel during the year ended December 31, 2013. During the year ended December 31, 2013, we increased our portfolio of loans that we serviced or subserviced from approximately $28.2 billion in UPB at December 31, 2012 to approximately $78.2 billion in UPB at December 31, 2013.

        During the year ended December 31, 2012, we managed PMT's acquisition of newly originated, prime credit quality, first-lien residential mortgage loans with fair values totaling $22.4 billion. We purchased, for our own account, approximately $8.9 billion of government-insured loans at fair value from PMT during the year ended December 31, 2012. We also originated $539.2 million of residential mortgage loans at fair value through our retail channel during the year ended December 31, 2012. During the year ended December 31, 2012, we increased our portfolio of loans that we serviced or subserviced from approximately $7.7 billion in UPB at December 31, 2011 to approximately $28.2 billion in UPB at December 31, 2012.

  Investment Management

        We are an investment manager through an indirect subsidiary, PCM. PCM currently manages PMT and the Investment Funds, which had combined net assets of approximately $2.0 billion as of December 31, 2013. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on investment performance.

Observations on Current Market Conditions

        Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues its pattern of modest growth as reflected in recent economic data. During 2013, real U.S. gross domestic product expanded at an annual rate of 1.9% compared to a revised 2.8% annual rate for 2012. Modest economic growth continued to affect unemployment rates during 2013. The national unemployment rate was 6.7% at December 31, 2013 and compares to a revised seasonally adjusted rate of 7.9% at December 31, 2012 and 8.5% at December 31, 2011. Delinquency rates on residential real estate loans remain elevated compared to historical rates. As reported by the Federal Reserve, during the fourth quarter of 2013, the delinquency rate on residential real estate loans held by commercial banks was 8. 21%, a reduction from 10.0% during the fourth quarter of 2012.

        Residential real estate activity appears to be stabilizing. The seasonally adjusted annual rate of existing home sales for December 2013 was 11.5% higher than for December 2012 and the national median existing home price for all housing types was $198,000, a 9.9% increase from December 2012. On a national level, foreclosure filings during 2013 decreased by 16% as compared to 2012. Foreclosure activity across the country declined throughout 2013; however, it is expected to remain above historical average levels through 2014 and beyond.

        Thirty-year fixed mortgage interest rates ranged from a low of 3.41% to a high of 4.49% during 2013 while during 2012, thirty-year fixed mortgage interest rates ranged from a low of 3.35% to a high of 3.95% (Source: the Federal Home Loan Mortgage Corporation's Weekly Primary Mortgage Market Survey).

        Changes in fixed rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Towards the end of the second quarter of 2013, an increase in these Treasury yields led to an increase in mortgage loan interest rates. As a result of this increase in mortgage loan interest rates, market volumes for mortgage originations have declined led by a reduction in refinance activity.

        Mortgage lenders originated an estimated $1.9 trillion of home loans during 2013, down 11 percent from 2012. Mortgage originations are forecast to continue to decline, with current industry estimates for 2014 totaling $1.2 trillion (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

        In our capacity as an investment manager, we continue to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During 2013, we reviewed 118 mortgage loan pools with UPB totaling approximately $34.7 billion. This compares to our review of 96 mortgage loan pools with UPB totaling approximately $19.7 billion and one pool of REO totaling approximately $30.1 million during 2012 and 88 mortgage loan pools with UPB totaling approximately $13.6 billion during 2011. We managed, on behalf of PMT, the acquisition of distressed loans with fair values totaling $1.3 billion, $542.8 million and $647.6 million during the years ended December 31, 2013, 2012 and 2011, respectively.

        In recent periods, we have seen increased competition from new and existing market participants in both our correspondent lending and retail lending businesses, as well as reductions in the overall level of refinancing activity. We believe that this change in supply and demand within the marketplace has been driving lower production margins in recent periods, which is reflected in our results of operations in our gains on mortgage loans held for sale. During the first several months of 2013, gains on mortgage loans held for sale benefited from wider secondary spreads (the difference between interest rates charged to borrowers and yields on mortgage-backed securities in the secondary market); however, secondary spreads narrowed in subsequent months and we expect them to continue to normalize toward their long-term averages in 2014.

        During 2013, we completed acquisitions of MSRs with UPB totaling $20.9 billion in partnership with PMT. We continue to see opportunities to acquire MSRs on a bulk and flow basis from banks and independent mortgage lenders. However, recent scrutiny by the Agencies and regulators of similar transactions and the related servicing transfers may reduce the willingness of banks and other lenders to pursue MSR sales and, as a result, reduce the volume of MSRs available for us to acquire.

Reporting Metrics and Prospective Trends

        We expect our results of operations to be affected by various factors, many of which are beyond our control. Our primary sources of income are from:

  •
  gains on mortgage loans held for sale, including commitments to purchase or originate mortgage loans and the related hedging instruments;

  •
  fulfillment fees from PMT;

  •
  net servicing income; and

  •
  management fees from PMT and the Investment Funds and carried interest from the Investment Funds.

Net gains on mortgage loans held for sale

        We recognize the fair value of loan commitments we make to borrowers and commitments to PMT to purchase government-insured loans. We refer to these commitments as interest rate lock commitments ("IRLCs"). We recognize the value of these commitments upon their issuance, which is generally before we purchase or fund the mortgage loans subject to the commitment. We presently issue IRLCs with commitment periods up to sixty days. The value that we assign to an IRLC is estimated based on our estimated gain on sale of a mortgage loan funded under the commitment, adjusted for the probability that the loan will be purchased or funded within the terms of the IRLC. The IRLC is subject to changes in fair value as the loan approaches purchase or funding, as market interest rates for similar loans change and as our assessment of the probability of the funding of mortgage loans at similar points in the origination process changes and we recognize the change in fair value in the period change occurs. The value of an IRLC can be either positive or negative, depending on the relationship of the mortgage loan's interest rates to current market rates for similar mortgage loans.

        The primary factor influencing the probability that the mortgage loan will fund within the terms of the IRLC is the change, if any, in market mortgage interest rates subsequent to the commitment date. In general, the probability of funding increases if current interest rates rise and decreases if current interest rates fall. This is due primarily to the relative attractiveness of current mortgage interest rates compared to the IRLC's rate. The probability that a loan will fund within the terms of the IRLC is also influenced by the source of the application, age of the application, purpose of the loan (purchase or refinance) and the application approval rate. We have developed closing ratio estimates using empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage interest rates fall. These closing ratio estimates are used to calculate the aggregate balance of loans that we expect to fund within the terms of the IRLCs.

        We manage the risk created by IRLCs relating to mortgage loans and by our inventory of mortgage loans held for sale by entering into forward agreements to sell the mortgage loans and by the purchase and sale of MBS options and futures. Such agreements are accounted for as derivative financial instruments.

        We account for our derivative financial instruments as free-standing derivatives. We do not designate our forward sale agreements or options and futures for hedge accounting. We recognize all of our derivative financial instruments on the balance sheet at fair value with changes in the fair value being reported in current period income as a component of Net gains on mortgage loans held for sale at fair value.

        When we sell our mortgage loans, we record a gain or loss which is determined by the nature and terms of the transaction. The gain or loss that we realize on the sale of loans acquired through our mortgage lending activities is primarily determined by the price paid for purchased loans or the pricing of the originated loans, the effect of any hedging and other risk management activities that we undertake, the sales price of the loan and the value of any MSRs received in the transaction. Gain on mortgage loans held for sale is significantly influenced by the level and direction of mortgage interest rates. Certain of these factors are beyond our control.

        Our gain on mortgage loans held for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the value of MSRs. We also provide an estimate of our losses relating to representations and warranties that we make to the investors.

        In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor, or may become ineligible to receive any of the benefits provided by the insurer with respect to such mortgage loans. In such cases, we bear any subsequent credit loss on the mortgage loans. Our losses from representations and warranties may be reduced by any recourse that we have to correspondent lenders that, in turn, had sold such mortgage loans to us through PMT and breached similar or other representations and warranties. In such event, we generally have the right to seek a repurchase or indemnity from that correspondent loan seller through PMT.

        We record a provision for losses relating to such representations and warranties as part of our loan sale transactions. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates, the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and periodically update our liability estimate. The level of our liability for representations and warranties is approved by our senior management credit committee on a quarterly basis.

        The level of the liability for losses from representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor repurchase demand strategies, and other external conditions that may change over the lives of the underlying loans. Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current UPB of loans that we have sold to date represents the maximum exposure to repurchases related to representations and warranties.

        We evaluate the adequacy of our liability for losses from representations and warranties based on our loss experience and our assessment of future losses to be incurred relating to loans that we have previously sold and which remain outstanding at the balance sheet date. As our portfolio of loans sold subject to representations and warranties grows and as economic fundamentals change, such adjustments can be material. However, we believe that our current estimates adequately approximate the future losses to be incurred on our servicing portfolio of mortgage loans sold subject to such representations and warranties.

Fulfillment Fees from PennyMac Mortgage Investment Trust

        Before February 1, 2013, PMT paid PennyMac a fulfillment fee of 50 basis points of the UPB of mortgage loans sold to non-affiliates where PMT is approved or licensed to sell to such non-affiliate. Effective February 1, 2013, the mortgage banking and warehouse services agreement provides for a fulfillment fee paid to us based on the type of mortgage loan that PMT acquires. The fulfillment fee is equal to a percentage of the UPB of mortgage loans purchased by PMT, with the addition of potential fee rate discounts applicable to PMT's monthly purchase volume in excess of designated thresholds. We have also agreed to provide such services exclusively for PMT's benefit, and we and our affiliates are prohibited from providing such services for any other third party.

        Presently, the applicable fulfillment fee percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans salable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, (iii) 0.80% for the U.S. Department of the Treasury and HUD's Home Affordable Refinance Program ("HARP") mortgage loans with a loan-to-value ratio of 105% or less, (iv) 1.20% for HARP mortgage loans with a loan-to-value ratio of more than 105%, and (v) 0.50% for all other mortgage loans not contemplated above; provided, however, that we may, in our sole discretion, reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction may only be credited to the reimbursement applicable to the month in which the related mortgage loan was funded.

        In the event that PMT purchases mortgage loans with an UPB in any month totaling more than $2.5 billion and less than $5 billion, we have has agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of UPB in excess of $2.5 billion and (iii) the percentage of the total UPB relating to mortgage loans for which we collected fulfillment fees in such month. In the event PMT purchases mortgage loans with an total UPB in any month greater than $5 billion, we have has agreed to further discount the amount of fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.05%, (ii) the amount of

UPB in excess of $5 billion and (iii) the percentage of the total UPB relating to mortgage loans for which we collected fulfillment fees in such month.

Net Servicing Fees

        We service loans either through subservicing arrangements with PMT and the Investment Funds or for our own account as a result of our purchase of MSRs and our retention of MSRs associated with the loans that we originate or purchase for sale. Net servicing income includes the fees that we earn as well as the amortization, impairment and changes in fair value that we recognize from holding MSRs. A significant component of our net servicing income is driven by the changes in the fair value of the MSRs that we hold. Changes in the fair value of MSRs are significantly influenced by prepayment expectations and actual prepayments relating to the underlying loans.

  Loans Serviced for Non-affiliates

        Before our correspondent lending business generated significant mortgage loan volume, our servicing agreements with non-affiliates were primarily for special servicing in support of mortgage securitizations and provided for servicing fees of approximately 50 basis points per year of the UPB of the loans. Beginning late in 2011, as our correspondent lending activities began to grow, the primary composition of our servicing agreements with non-affiliates began to shift from special servicing to prime servicing arrangements—primarily of government-insured or guaranteed loans included in pools of loans securing Ginnie Mae-guaranteed securities that we originated through our correspondent lending activities and sold to third parties on a servicing-retained basis. Such loans have contractual servicing fee rates generally ranging from 19 to 57 basis points net of guarantee fees. As with other servicing arrangements, we also are entitled to ancillary fees such as late charges and other fees allowable for government-insured or guaranteed loans.

  Loans Serviced for PMT

        Under the terms of our prior loan servicing agreement with PennyMac Operating Partnership, L.P., the operating partnership subsidiary of PMT, servicing fee rates for the years through 2012 presented in the consolidated financial statements were based on the risk characteristics of the mortgage loans serviced and total servicing compensation was established at levels that we believed was competitive with those charged by other servicers or special servicers, as applicable.

  •
  Subservicing fee rates for distressed loans owned by PMT ranged between 30 and 100 basis points per year of the UPB of such loans we subserviced for PMT for all periods before February 1, 2013. We were also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, ancillary fees, activity fees, liquidation and disposition fees, assumption, modification fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event we either effected a refinancing of a loan on PMT's behalf and not through a third-party lender and the resulting loan was readily saleable, or originated a loan to facilitate the disposition of real estate that PMT had acquired in settlement of a loan, we were entitled to receive market-based fees and compensation from PMT.

  •
  Subservicing fee rates for mortgage loans acquired by PMT through our correspondent lending business and for which PMT retains the MSRs ranged between 4 and 20 basis points per year of the UPB of such loans for all periods before February 1, 2013. We were also entitled to other customary market-based fees and charges.

        Effective February 1, 2013, we amended our loan servicing agreement with PMT and established servicing fees at fixed per-loan monthly amounts based on the delinquency, bankruptcy and foreclosure status of the serviced loan or the real estate acquired in settlement of a loan. We retain the right to collect certain market-based fees and charges as well as interest on funds on deposit in custodial accounts.

  Loans Serviced for Investment Funds

        Our servicing agreements with the Investment Funds generally provide for fee revenue of between 45 and 100 basis points of UPB per year, which varies depending on the type and quality of the loans being serviced. We are also entitled to certain customary market-based fees and charges.

        Previously, under the servicing agreements between us and the Investment Funds, on December 31, 2011 and at the end of every calendar year thereafter, we were required to rebate to the Investment Funds an amount equal to the cumulative profit, if any, of the servicing operations attributable to the Investment Funds' assets, and, conversely, charge the Investment Funds if a loss has been incurred in order to effect overall "at cost" pricing with respect to loan servicing activities for such assets. These servicing agreements were amended during 2012 and 2013 such that the rebate has been eliminated for one of the Investment Funds and has been adjusted to a fixed percentage of the servicing fee rates charged to the other Investment Fund.

        Under the agreements, we also rebate to the Investment Funds 50% of any profit generated from loan originations resulting from the refinancing of, or modification activities with respect to, loans that we subservice on behalf of the Investment Funds.

        On our account, as well as on behalf of PMT and the Investment Funds, we participate in HAMP (and other similar mortgage loan modification programs). HAMP establishes standard loan modification guidelines for "at risk" homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. Our loan servicing agreements entitle us to retain any incentive payments that we receive and to which we are entitled under HAMP; provided, however, that with respect to any such incentive payments paid to us under HAMP in connection with a mortgage loan modification for which we previously were paid an incentive fee by PMT or the Investment Funds, we will reimburse PMT or the Investment Funds an amount equal to the lesser of such modification fee or such incentive payments.

  Valuation, Amortization, Impairment and Change in Estimated Fair Value of Mortgage Servicing Rights

        MSRs represent the value of a contract that obligates us to service the mortgage loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service the loans.

        How much of the MSR we realize in cash depends upon how our initial estimates of the future cash flows accruing to the MSRs are realized. As economic fundamentals influencing the loans change, our estimate of the fair value of the related MSR we retain will also change. As a result, we will record changes in fair value as a component of net servicing fees for the MSRs we carry at fair value, and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset's fair value to its carrying value at the measurement date. See "Note 8—Fair Value" in the Notes to Consolidated Financial Statements for key assumptions used in determining the fair value of MSRs at the time of the initial recognition and at period end for the periods covered by our financial statements.

        After the initial recognition of MSRs, we account for such assets based on the class of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; originated MSRs backed by mortgage loans with initial interest rates of more than 4.5%; and purchased MSRs acquired in transactions financed in part through the concurrent financing of the right to receive the ESS cash flows. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income. The Company distinguishes between these classes of MSRs due to the differing factors that can cause changes in prepayment speeds of the underlying loans, which in turn cause changes in the fair value of the MSRs. MSRs purchased for which a financing in the form of ESS cash flows has been recorded are accounted for at fair value. The ESS financing at fair value is also accounted for at fair value to align the accounting for the MSR with the related liability.

        We also evaluate MSRs accounted for using the amortization method for impairment with reference to the assets' fair value at the measurement date. Impairment occurs when the current fair value of the MSR falls below the asset's carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of impaired MSRs subsequently increases, we recognize the increase in value in current period income and, through a reduction in the valuation allowance, adjust the carrying value of the MSRs to a level not in excess of amortized cost.

        When evaluating MSRs for impairment, we stratify the assets by predominant risk characteristic including loan type (fixed-rate or adjustable-rate) and note rate. We stratify fixed-rate loans into note rate pools of 50 basis points for note rates between 3.0% and 4.5% and a single pool for note rates below 3%. We evaluate adjustable-rate mortgage loans with initial interest rates of 4.5% or less in a single pool.

        We periodically review the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When we conclude that recovery of the value is unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

        Amortization and impairment of MSRs accounted for using the amortization method are included in current period income as a component of net servicing fees.

Management Fees and Carried Interest

        In our investment management activities, we earn management fees from PMT and we earn management fees and carried interest from the Investment Funds.

        The management fees that we are entitled to receive from PMT have two components: a base component and a performance incentive component. Under our prior management agreement with PMT, which was effective before February 1, 2013, the terms of the two components were as follows:

  •
  Base component.  The base component was calculated at the annual rate of 1.5% of shareholders' equity (as defined in the management agreement). Effective May 16, 2012, we amended our management agreement with PMT to change the way that shareholders' equity was measured for purposes of calculating the base component of our management fee. Previously, the measure of PMT's shareholders' equity excluded unrealized gains, losses or other non-cash items reflected in PMT's financial statements. To better align the base component of our management fee with PMT's investment strategy, we amended the management agreement to base the management fee on shareholders' equity computed using United States generally accepted accounting principles, or U.S. GAAP. The effect of this modification had been to increase the base management fee that we received from PMT since the agreement was amended.

  •
  Performance incentive component.  The performance incentive fee was calculated at 20% per year of the amount by which "core earnings" (as defined in the management agreement, "core earnings" generally represented PMT's net income, adjusted for the effects of unrealized gains and losses recognized in earnings), on a rolling four-quarter basis and before the incentive fee, exceeded an 8% "hurdle rate." PMT's "core earnings" (as defined) did not exceed the 8% hurdle rate and we therefore did not recognize the incentive component of our management fees.

        Effective February 1, 2013 we amended the terms of our management agreement with PMT. The amendment reduced the annual rate of the base component of the management fee applicable to shareholders' equity in excess of $2.0 billion and it changed the basis on which the performance incentive component of our management fee is calculated from "core earnings," as defined under the prior agreement, to earnings as determined in accordance with U.S. GAAP. As a result of this change, we began to recognize the performance incentive component of our management fee.

        For periods through December 31, 2011, the management fees that we received from the Investment Funds were based on the respective funds' capital commitments. For subsequent periods, the management fees have been based on the lesser of the Investment Funds' net asset values or aggregate capital contributions. The base management fees accrue at annual rates ranging from 1.5% to 2.0% of the applicable amounts on which they are based.

        The carried interest that we recognize from the Investment Funds is determined by the Investment Funds' performance and our contractual rights to share in the Investments Funds' returns in excess of the preferred returns accruing to the investors, if any. We recognize carried interest as a participation in the profits in the Investment Funds after the investors in the Investment Funds have achieved a preferred return as defined in the fund agreements. After the investors have achieved the preferred returns specified in the respective fund agreements, a "catch up" return accrues to us until we receive a specified percentage of the preferred return. Thereafter, we participate in future returns in excess of the preferred return at the rates specified in the fund agreements.

        The investment period for the Investment Funds ended on December 31, 2011. The amount of the carried interest that we will receive depends on the Investment Funds' future performance. As a result, the amount of carried interest recorded by us at year end is subject to adjustment based on future results of the Investment Funds. We expect to collect the carried interest when the Investment Funds liquidate. The Investment Funds will continue in existence through December 31, 2016, subject to three one-year extensions by PCM at its discretion, in accordance with the terms of the agreements that govern the Investment Funds.

  Expenses

        We incur compensation and overhead expenses necessary to run our business. The level of these expenses depends, in part, on the nature and amount of assets that we manage for our investment management clients, the volume of mortgage loans and mix of such loans between performing and distressed mortgage loans that we service, and the level of loan origination and purchase activity that we manage and conduct for our own account. Many of these expenses (such as certain technology costs and the cost of experienced specialized managers and staff necessary to manage and execute the specialized activities in which we engage) are fixed and require us to operate at an adequate level of activity to achieve profitably.

        The following is a summary of the composition of expenses included in the various expense line items:

  •
  Compensation includes salaries, incentive awards, employee benefits and non-cash equity-based compensation that we award certain members of our management.

  •
  Professional services includes expenses that we incur in our loan servicing and origination quality control functions (such as property valuation reviews and third-party underwriting reviews), legal fees and fees we pay for accounting and auditing services.

  •
  Occupancy includes our lease costs, utilities, maintenance and security expenses related to the operation of our facilities.

  •
  Technology includes software licenses and data service subscriptions and telephone and data communications costs.

  •
  Servicing includes expenses related to customer mailings, unreimbursed direct servicing expenses, tax service expenses, document imaging and other expenses directly related to our servicing of mortgage loans.

  •
  Loan origination includes the unreimbursed portion of direct out-of-pocket expenses that we incur in the loan origination process, including collateral review expenses, credit reports and other expenses paid to non-affiliates.

        Our management agreement with PMT provides us with the right to allocate a portion of certain overhead charges to PMT based on PMT's assets as a percentage of the total assets we manage. For the actual expenses allocated to PMT in the historical periods presented in the consolidated financial statements included in this Report, refer to the discussion and tables under "—Results of Operations—Expenses Allocated to PMT."

Other Factors Influencing Our Results

        Prepayment Speeds.    Prepayment speeds, as reflected by conditional prepayment rates, vary according to interest rates, the type of investment, conditions in the housing and financial markets, competition and other factors, none of which can be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn servicing income but reduce the demand for new mortgage loans. When interest rates fall, prepayment speeds tend to increase, thereby decreasing the value of MSRs and shortening the period over which we earn servicing income but increasing the demand for new mortgage loans.

        Changing Interest Rate Environment.    Generally, when interest rates rise, the value of mortgage loans and interest rate lock commitments decrease while the value of hedging instruments related to such loans and commitments increases. When interest rates fall, the value of mortgage loans and IRLCs increase and the value of hedging instruments related to such mortgage loans and commitments decrease. Decreasing interest rates also encourage increased loan refinancing activity by borrowers seeking to benefit from lower mortgage interest rates.

        Changing Home Prices Affect REO Property Disposition Proceeds.    The state of the real estate market and home prices at the time of sale will determine proceeds from the sale of REO properties. Generally, rising home prices are expected to positively affect our results from REO properties for loans serviced under agreements whereby we retain some risk on REO sales. Conversely, declining real estate prices are expected to negatively affect our results from REO properties. We cannot predict future home prices with any certainty.

        Risk Management Effectiveness—Credit Risk.    We are subject to the risk of potential credit losses on all of the residential mortgage loans that we hold for sale or investment as well as for losses incurred by investors in mortgage loans that we sell to them as a result of breaches of representations and warranties we make as part of the loan sales. The representations and warranties require adherence to investor or guarantor origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The level of mortgage loan repurchase losses is dependent on economic factors, investor repurchase demand strategies, and other external conditions that may change over the lives of the underlying loans.

        Risk Management Effectiveness—Interest Rate Risk.    Because changes in interest rates may significantly affect our activities, our operating results will depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks, including risk arising from the change in value of our inventory of mortgage loans held for sale and commitments to fund mortgage loans and related hedging derivative instruments, as well the effects of changes in interest rates on the value of our investment in MSRs. See "—Quantitative and Qualitative Disclosures about Market Risk" for a discussion on the effects of changes in interest rates on the recorded value of our MSRs.

        Liquidity.    Our ability to operate profitably is dependent on both our access to capital to finance our assets and our ability to profitably sell and service mortgage loans. An important source of capital for the residential mortgage industry is warehouse financing facilities. These facilities provide funding to mortgage loan producers until the loans are sold to investors or securitized in the secondary mortgage loan market. Our ability to hold loans pending sale and/or securitization depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates. During any period in which a borrower is not making payments, if we own the MSR then we may be required to advance our own funds to meet contractual principal and interest remittance requirements for investors and advance costs of protecting the property securing the investors' loan and the investors' interest in the property. We finance a portion of these advances under bank lines of credit. The ability to obtain capital to finance our servicing advances at appropriate interest rates influences our ability to profitably service delinquent loans. See "—Liquidity and Capital Resources" and "—Off-Balance Sheet Arrangements and Aggregate Contractual Obligations—Debt Obligations."

        Servicing Effectiveness.    In cases where we own the MSR, our servicing fee rates for loans serviced for non-affiliates are generally at specified servicing rates that do not change with a loan's performance status. As a mortgage loan becomes delinquent and moves through the delinquency process to settlement through acquisition of the property or partial payoff, the loan requires greater effort on our part to service. Increased mortgage delinquencies, defaults and foreclosures will therefore result in a higher cost to service those loans due to the increased time and effort required to collect payments from delinquent borrowers. Therefore, how efficiently we are able to maintain the credit quality of our portfolio of serviced mortgage loans and address the mortgage loans where the borrower has defaulted influences the level of expenses that we incur in the mortgage loan servicing process.

Critical Accounting Policies

        We have identified the following to be our most critical accounting policies:

  Valuation of Financial Instruments

        We have elected to record our financial assets and our ESS liability at fair value and group them in three levels, based on the markets in which the assets are traded and the observability of the assumptions used to determine fair value. These levels are:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Prices determined or determinable using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us. These may include quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk and others.

  •
  Level 3—Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect our assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

        The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial statement items could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such instruments existed, or had such instruments been liquidated, and those differences could be material to our consolidated financial statements.

        We incorporate lack of liquidity into our fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for distressed loans or non-Agency, non-conforming mortgage loans, we use a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate that is intended to reflect the lack of liquidity in the market.

  Mortgage Loans Held for Sale and Related Derivative Financial Instruments

        We have elected to account for mortgage loans held for sale at fair value, with changes in fair value recognized in current period income. We have made this election so changes in fair value will be reflected in income as they occur and more timely reflect the results of our performance. Accordingly, changes in the estimated fair value of mortgage loans are recognized in current period income. All changes in fair value, including changes arising from the passage of time, are recognized as a component of net gains on mortgage loans held for sale at fair value. We classify mortgage loans held for sale at fair value as follows:

  •
  Mortgage loans that are saleable into active markets are categorized as "Level 2" fair value financial statement items and their fair values are estimated using their quoted market price or market price equivalent.

  •
  Loans that are not saleable into active markets are categorized as "Level 3" fair value financial statement items, and their fair values are estimated using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. The estimates of value are made by our financial analysis and valuation group and reviewed and approved by our senior management valuation committee.

        Our IRLCs are categorized as a "Level 3" fair value financial statement item. Inputs to the estimation of the fair value of IRLCs include the pull-through rate and MSR value, which we classify as "Level 3" inputs. Changes in the value of IRLCs are included in gain on mortgage loans held for sale at fair value. From time to time, we use a portion of our IRLCs as an economic hedge of our MSRs.

        The derivative financial instruments that we acquire to manage the price risk arising from making IRLCs and holding mortgage loans held for sale at fair value are categorized as "Level 2" financial statement items and their fair values are estimated using quoted market prices or market price equivalents. Changes in the fair value of derivatives used to manage price risk are included in gain on mortgage loans held for sale at fair value in our consolidated statement of income.

  Mortgage Servicing Rights

        We recognize MSRs initially at their estimated fair values, either from sales of mortgage loans where we retain the right to service the loan in the sale transaction, or from the purchase of MSRs. MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, we are responsible for loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate collateralizing the mortgage loans in settlement thereof and property dispositions.

        The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. We receive servicing fees ranging generally from 0.19% to 0.57% annually on the remaining UPB of the loans subject to the servicing contracts. The servicing fees are collected from the monthly payments made by the mortgagors. We generally receive other remuneration including rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges and loan prepayment penalties, and we are generally entitled to retain the interest earned on funds held pending remittance for mortgagor payments.

        The fair value of MSRs is difficult to determine because MSRs are not actively traded in observable stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our income. MSR values are estimated by our financial analysis and valuation group and are reviewed and approved by our senior management valuation committee. Therefore, we classify our MSRs as "Level 3" fair value financial statement items.

        We use a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that we assume market participants would use in their determinations of value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on market factors which we believe are consistent with assumptions and data used by market participants valuing similar MSRs.

        The key assumptions used in the valuation of MSRs include mortgage prepayment speeds, cost to service the loans and discount rates. These variables can, and generally do, change from period to period as market conditions change.

        The Company's subsequent accounting for MSRs is based on the class of MSRs. The Company has identified three classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; originated MSRs backed by mortgage loans with initial interest rates of more than 4.5%; and purchased MSRs acquired in transactions financed in part through the financing of the right to receive the ESS cash flows. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income. The Company distinguishes between these classes of MSRs due to the differing factors that can cause changes in prepayment speeds of the underlying loans, which in turn cause changes in the fair value of the MSRs. MSRs purchased for which a financing in the form of ESS cash flows has been recorded are accounted for at fair value. The ESS financing at fair value is also accounted for at fair value to align the accounting for the MSR with the related liability.

  MSRs Accounted for Using the MSR Amortization Method

        We amortize MSRs accounted for using the amortization method. MSR amortization is determined by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each month using prepayment assumptions applicable at that time.

        We assess MSRs accounted for using the amortization method for impairment monthly. Impairment occurs when the current fair value of the MSR falls below the asset's carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, we recognize the impairment in current-period income and adjust the carrying value of the MSRs through a valuation allowance. If the value of impaired MSRs subsequently increases, we recognize the increase in value in current-period income and we adjust the carrying value of the MSRs through a reduction in the valuation allowance. Carrying value is not increased above amortized cost.

        We stratify our MSRs by predominant risk characteristic when evaluating for impairment. For purposes of performing our MSR impairment evaluation, we stratify our servicing portfolio on the basis of certain risk characteristics, including loan type (fixed-rate or adjustable-rate) and note rate. We stratify fixed-rate loans into note rate pools of 50 basis points for note rates between 3.0% and 4.5% and a single pool for note rates below 3%. If the fair value of MSRs in any of the note rate pools is below the carrying value of the MSRs for that pool, we recognize impairment to the extent of the difference between the estimated fair value and the existing valuation allowance for that pool.

        We periodically review the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When we conclude that recovery of the value is unlikely in the foreseeable future, we charge a write-down of the cost of the MSRs for that stratum to its estimated recoverable value to the valuation allowance.

        Amortization and impairment of MSRs are included in current period income as a component of net servicing fees.

  MSRs Accounted for at Fair Value

        Changes in fair value of MSRs accounted for at fair value are recognized in current period income as a component of net servicing fees.

  Carried Interest Due from Investment Funds

        We may earn carried interest from each of the Investment Funds in which we have a general partnership interest or other carried interest arrangement. See "—Reporting Metrics and Prospective Trends—Net Servicing Income" and "—Reporting Metrics and Prospective Trends—Management Fees and Carried Interest." We determine the amount of carried interest to be recorded each period based on the cash flows that would be produced assuming termination of the Investment Funds' agreements at each period end.

        The amount of the carried interest received by us depends on the Investment Funds' future performance. As a result, the amount of carried interest recorded by us at period end is subject to adjustment based on future results of the Investment Funds and may be reduced as a result of subsequent performance. However, we are not required to pay guaranteed returns to the Investment Funds and the amount of carried interest will only be reversed to the extent of amounts previously recognized.

  Stock-Based Compensation

        Before our IPO, we had three formal equity compensation plans:

  •
  A common equity compensation plan under which up to 15% of PennyMac's total equity was issuable to key members of management in the form of common units. Common units were subordinate to our preferred units. The common units (and the Class A units into which they were converted) vest over a three-or four-year period. Vesting of four-year awards starts on the grantees' date of hire. Vesting of three-year awards begins on the award date. Several of our key management members received common units.

  •
  A Class C common equity plan that provided for awards of up to 3% of PennyMac's total equity to key management members in our correspondent lending business. Class C common units (and the Class A units into which they were converted) vest over four years and upon the satisfaction of certain performance thresholds.

  •
  The 2011 Equity Incentive Plan under which we granted common equity units of PennyMac to key employees. These common units fully vested upon their grant date, which occurred following a period of service to the Company. The units earned under the 2011 Equity Incentive Plan were granted in 2013 and effective as of January 1, 2013.

        In addition, we previously allowed certain of our employees to purchase preferred units of PennyMac equity, which were subject to repurchase rights upon a termination of employment, but were not issued under one of the plans listed above.

        No further awards will be made under these plans. We recognized compensation expense relating to our common equity compensation plans with reference to the fair value of the common units we awarded at the time. The fair value of the common units is estimated by discounting forecasted cash flows (dividends and value from a hypothetical sale of the Company) to the holders of the units. We used assumptions that we believed would be used by market participants when valuing our Company. The assumptions we used to forecast the cash flows include: our short and long-term growth rates, discount rate, and the percentage of our income that we distributed.

        We estimated the fair value of awards under the Class C common equity plan and the 2011 Equity Incentive Plan using an option pricing approach. Under this approach, our various classes of units are valued as call options based on their respective claims on our assets. The characteristics of the unit classes, as determined by the unit agreements and our limited liability company agreement, determined the respective units' claims on our assets relative to each other and the other components of our capital structure. We performed periodic valuations to establish the fair value of awards under the Class C common equity plan and the 2011 Equity Incentive Plan.

        After we completed our IPO, we adopted our 2013 Equity Incentive Plan which provides for grants of stock options, time-based and performance-based restricted stock units, stock appreciation rights, performance units and stock grants. We estimate the cost of the stock options, time-based restricted stock units and performance-based restricted stock units awarded with reference to the fair value of our underlying common stock on the date of the award. We amortize the cost of previously granted stock-based awards to compensation expense over the vesting period using the graded vesting method. Compensation costs are fixed, except for the performance-based restricted stock units, at the grant's estimated fair value on the grant date as all grantees are employees and directors of the Company. Expense relating to awards is included in Compensation in the consolidated statements of income.

        We have elected to opt out of the extended transition period for an emerging growth company under the JOBS Act to comply with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. This election is irrevocable.

Results of Operations

        Our results of operations are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$138,013	$118,170	$13,029
Loan origination fees	23,575	9,634	669
Fulfillment fees from PennyMac Mortgage Investment Trust	79,712	62,906	1,747
Net loan servicing fees	90,010	40,105	28,667
Management fees	40,330	21,799	16,683
Carried interest from Investment Funds	13,419	10,473	12,596
Net interest expense	(1,041)	(1,525)	(343)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	41	817	23
Other	2,500	2,707	1,713

Total net revenue	386,559	265,086	74,784

Total expenses	204,433	146,763	60,085
Provision for income taxes	9,961	—	—

Net income	172,165	$118,323	$14,699

Less: Net income attributable to noncontrolling interest	157,765

Net income attributable to PennyMac Financial Services, Inc. common stockholders	$14,400

Pre-tax income by segment:
Mortgage Banking	$135,525	$93,178	$(4,142)
Investment Management	46,601	25,145	18,841

	$182,126	$118,323	$14,699

During the year:
Mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PMT at fair value	$16,113,806	$8,864,264	$577,852
Retail production at fair value, net	1,104,051	539,160	149,393

	$17,217,857	$9,403,424	$727,245

UPB of mortgage loans fulfilled for PMT	$15,225,153	$13,028,375	$505,317
At year end:
UPB of mortgage loan servicing portfolio
MSRs owned	$45,938,820	$11,254,705	$3,649,502
Subserviced	31,722,079	16,480,102	4,002,722
Mortgage loans held for sale	506,540	417,742	84,384

	$78,167,439	$28,152,549	$7,736,608

Net assets of Advised Entities
PennyMac Mortgage Investment Trust	$1,467,114	$1,201,336	$546,017
Investment Funds	557,956	591,154	620,078

	$2,025,070	$1,792,490	$1,166,095

  Comparison of the years ended December 31, 2013, 2012 and 2011

        Net income for 2013 was $172.2 million, compared with $118.3 million for 2012 and $14.7 million for 2011. The increase in net income from the year ended December 31, 2012 to the year ended December 31, 2013 is primarily due to the growth in our mortgage servicing operations, growth in our correspondent lending operations and growth in incentive fee income in our investment management activities. Our mortgage loan production volume increased $7.8 billion or 83% in 2013 compared to 2012. Increased price competition in the mortgage market moderated the increase in our net gains on mortgage loans held for sale at fair value to an increase of $19.8 million or 17%. The Company's mortgage loan servicing portfolio grew to approximately $78.2 billion at December 31, 2013 from approximately $28.2 billion at December 31, 2012, an increase of approximately $50.0 billion, or 178%. This growth was supplemented by growth in management fees and carried interest of $21.5 million, or 67%, during the year ended December 31, 2013. These revenue increases were partially offset by increases in expenses totaling $57.7 million, or 39%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

        Net income increased by approximately $103.6 million or 705% for the year ended December 31, 2012 when compared to the same period in 2011. The increase in net income from the year ended December 31, 2012 to the year ended December 31, 2011 was primarily due to the growth in the Company's mortgage banking operations. Loan purchase and origination volume increased by approximately $8.7 billion or 1,197% in the year ended December 31, 2012 as compared to the year ended December 31, 2011, and the Company's loan servicing portfolio was approximately $28.2 billion at December 31, 2012, an increase of $20.4 billion, or 264%, from December 31, 2011. This growth was supplemented by growth in the Company's investment management segment due to an increase of $3.0 million, or 10%, in management fees and carried interest for the year ended December 31, 2012, compared to the year ended December 31, 2011. These revenue increases were partially offset by increases in expenses of approximately $86.7 million, or 144%, during the year ended December 31, 2012 as compared to the same period in 2011. We incurred these increases in expenses to accommodate the Company's growth.

  Net gains on mortgage loans held for sale at fair value

        During the year ended December 31, 2013, we recognized net gains on mortgage loans held for sale at fair value totaling $138.0 million. This compares to net gains on mortgage loans held for sale at fair value totaling $118.2 million and $13.0 million during the years ended December 31, 2012 and 2011, respectively.

        The increase in net gains on mortgage loans held for sale at fair value from the year ended December 31, 2012 to the year ended December 31, 2013 is due to the growth in the volume of IRLCs partially offset by increasing price competition in the mortgage market, which had a negative effect on our prodution margins compared to the year ended December 31, 2012. The net gains for the years ended December 31, 2013, 2012 and 2011 included $205.1 million, $90.5 million and $8.3 million, respectively, in fair value of MSRs received as part of proceeds on sales.

        Our gains on mortgage loans held for sale are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash (loss) gain:
Sales proceeds	$(150,589)	$78,671	$182
Hedging activities	98,707	(70,916)	(8,578)

	(51,882)	7,755	(8,396)

Non-cash gain:
Receipt of MSRs in loan sale transactions	205,105	90,472	8,253
MSR recapture payable to PennyMac Mortgage Investment Trust	(709)	—	—
Provision for losses relating to representations and warranties on loans sold	(4,675)	(3,055)	(260)
Change in fair value relating to mortgage loans and hedging derivatives held at year end:
IRLCs	(17,179)	16,035	7,919
Mortgage loans	(4,207)	4,030	393
Hedging derivatives	11,560	2,933	5,120

	$138,013	$118,170	$13,029

During the year:
UPB of mortgage loans sold	$16,401,282	$8,545,915	$625,793

Interest rate lock commitments issued, net of cancellations:
Conventional mortgage loans	$989,350	$702,387	$171,779
Government-insured or guaranteed loans	14,816,066	9,413,801	779,660

	$15,805,416	$10,116,188	$951,439

Year end:
Fair value of mortgage loans held for sale	$531,004	$448,384	$89,857

Commitments to fund and purchase mortgage loans	$971,783	$1,576,174	$324,752

Increase (decrease) in net gains on mortgage loans held for sale at fair value due to:
Net change in fair value of IRLCs	$(33,214)	$8,116	$7,943
Volume of loans sold	77,729	93,625	5,804
Gain margin	(24,672)	3,400	(2,726)

Total change	$19,843	$105,141	$11,021

        We recognize a substantial portion of our gain on mortgage loans held for sale at fair value before we fund or purchase the loan. In the course of our correspondent and retail lending activities, we issue IRLCs to PMT and to mortgage loan applicants. We recognize the value of IRLCs at the time we make a commitment to PMT or the borrower.

        We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimate of the fair value of the MSRs we expect to receive in the sale of the loans and the probability that the mortgage loan will fund or be purchased as a percentage of the commitment we have made (the "pull-through rate"). We update our estimates of the value of the IRLCs as the mortgage loans move through the purchase or loan process for changes in our estimate of the probability the loan will fund and for changes in market interest rates.

        An active, observable market for IRLCs does not exist. Therefore, we estimate the fair value of IRLCs using methods and assumptions we believe that market participants use in pricing IRLCs. The significant unobservable inputs used in the fair value measurement of the Company's IRLCs are the pull-through rate and the MSR component of the Company's estimate of the value of the mortgage loans we have committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, could result in a significant change in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but rising interest rates increase the pull-through rate for loans that have decreased in fair value.

        Following is a quantitative summary of key unobservable inputs we used in the valuation of IRLCs:

	December 31,
	2013	2012
Key inputs	Range (Weighted average)
Pull-through rate	62.1% - 98.1%	61.6% - 98.1%
	(81.7)%	(79.1)%
MSR value expressed as:
Servicing fee multiple	2.0 - 5.0	3.2 - 4.2
	(3.7)	(4.0)
Percentage of UPB	0.4% - 2.4%	0.6% - 2.2%
	(0.9)%	(0.9)%

        We receive non-cash proceeds on sale of mortgage loans in the form of MSRs. MSRs represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs initially at our estimate of the fair value of the contract to service the loans.

        As economic fundamentals influence the loans we sell with servicing rights retained change, our estimate of the fair value of MSRs will also change. As a result, we will record changes in fair value as a component of Net loan servicing fees for the MSRs we carry at fair value and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset's fair value to its carrying value at the measurement date.

        Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2013		2012		2011
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and UPB of underlying loans in thousands)
Amount recognized	$14,636	$190,468	$774	$89,698	$1,696	$6,557
UPB of underlying loans	$1,055,797	$15,316,315	$17,615	$8,524,533	$415,954	$449,715
Weighted-average servicing fee rate (in basis points)	33	29	28	27	27	31
Pricing spread(1)	7.4% - 14.4%	5.4% - 15.9%	7.5% - 9.9%	7.5% - 11.9%	8.3% - 14.0%	9.3% - 12.6%
	(10.2)%	(8.5)%	(8.4)%	(9.8)%	(11.7)%	(9.7)%
Annual total prepayment speed(2)	7.8% - 25.5%	7.6% - 42.5%	7.8% - 20.1%	6.7% - 17.8%	6.3% - 8.9%	5.6% - 7.9%
	(9.2)%	(8.8)%	(9.7)%	(8.5)%	(8.2)%	(6.8)%
Life (in years)	2.5 - 7.3	1.5 - 7.5	3.6 - 7.0	2.8 - 7.0	6.5 - 8.1	5.2 - 8.0
	(6.9)	(6.7)	(6.7)	(6.7)	(7.0)	(7.3)
Per-loan annual cost of servicing	$68 - $120	$68 - $120	$68 - $100	$68 - $100	$64 - $98	$61 - $98
	$(98)	$(102)	$(78)	$(99)	$(88)	$(96)

(1)
Pricing spread represents a margin that is applied to a reference interest rate's forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)
Annual total prepayment speed is measured using Conditional Prepayment Rate ("CPR").

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

        We evaluate the adequacy of the balance of our recorded liability for losses under representations and warranties based on our loss experience and our assessment of future losses to be incurred relating to loans we have previously sold and which remain outstanding at the balance sheet date. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and periodically update our liability estimate. The level of our liability for representations and warranties is approved by our senior management credit committee on a quarterly basis.

        Following is a summary of our Liability for losses under representations and warranties in the consolidated balance sheets:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$3,504	$449	$189
Provision for losses on loans sold	4,675	3,055	260
Incurred losses	(56)	—	—

Balance at end of year	$8,123	$3,504	$449

UPB of mortgage loans subject to representations and warranties at year end	$23,637,202	$8,856,044	$679,247

        Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
During the year:
UPB of mortgage loans repurchased	$8,449	$4,399	$—
UPB of repurchased mortgage loans put to correspondent lenders	$3,593	$—	$—
Year end:
UPB of mortgage loans subject to pending claims for repurchase	$1,655	$2,582	$9,774

        During the year ended December 31, 2013, we repurchased mortgage loans with unpaid balances totaling $8.4 million and charged $56,000 in incurred losses relating to these repurchases against our liability for representations and warranties. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity to increase. As economic fundamentals change and as investor and Agency evaluation of their loss mitigation strategies, including claims under representations and warranties, change, the level of repurchase activity and ensuing losses will change, which may be material to us.

        The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans. Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current UPB of loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties. We believe the amount and range of reasonably possible losses in relation to the recorded liability is not material to our financial condition or results of operations.

        Our hedging activities relating to correspondent and retail lending primarily involve forward sales of our inventory and IRLCs as well as purchases of options to sell and options to purchase MBS.

  Other loan production-related revenues

        Loan origination fees increased $13.9 million in the year ended December 31, 2013 compared to the same period in 2012. The increase was due to growth in the volume of loans produced.

        Loan fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans. The loan fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Summarized below are our fulfillment fees:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Fulfillment fee revenue	$79,712	$62,906	$1,747
UPB of loans fulfilled	$15,225,153	$13,028,375	$505,317

        Fulfillment fees for 2013 were $79.7 million, compared to $62.9 million and $1.7 million for 2012 and 2011, respectively. The increase of $16.8 million in fulfillment fees during the year ended December 31, 2013 is due to the continuing growth in the volume of Agency-eligible and jumbo mortgage loans we fulfilled on behalf of PMT.

  Net servicing fees

        Our net servicing fees are summarized below.

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net servicing fees:
Loan servicing fees
From non-affiliates	$61,523	$20,673	$11,493
From PennyMac Mortgage Investment Trust	39,413	18,608	13,204
From Investment Funds	7,799	11,716	14,523
Mortgage servicing rebate to Investment Funds	(700)	(885)	(2,772)
Ancillary and other fees	11,426	2,245	1,657

	119,461	52,357	38,105
Amortization, impairment and change in estimated fair value of mortgage servicing rights	(29,451)	(12,252)	(9,438)

Net servicing fees	$90,010	$40,105	$28,667

        Following is a summary of our loan servicing portfolio measured based on UPB:

	December 31,
	2013	2012
	(in thousands)
Loans serviced at year end:
Prime servicing:
Subserviced for Advised Entities	$26,788,479	$12,920,209
Owned MSRs—Originated	23,640,261	8,992,602
Owned MSRs—Acquisitions	21,328,765	990,461
Mortgage loans held for sale	506,540	417,742

Total prime servicing	72,264,045	23,321,014
Special servicing:
Subserviced for Advised Entities	4,844,239	3,559,893
Owned MSRs—Acquisitions	969,794	1,271,642
Subserviced for non-affiliates	89,361	—

Total special servicing	5,903,394	4,831,535

Total loans serviced	$78,167,439	$28,152,549

        Total loan servicing fees increased $67.1 million during the year ended December 31, 2013 compared to 2012. The increase in the year ended December 31, 2013 was primarily due to an increase of $40.9 million in loan servicing fees from non-affiliates due to growth in our portfolio of loans serviced as a result of our ongoing sales of mortgage loans with servicing rights retained and bulk purchases of MSRs; an increase of $20.8 million in loan servicing fees from PMT due to growth in the volume of loans we service and subservice for PMT; and an increase of $9.2 million in ancillary fees due to growth in the portfolios of mortgage loans serviced, partially offset by a decrease in loan servicing fees net of mortgage servicing rebate from the Investment Funds of $3.7 million. This decrease was due to the decrease in the principal balance in the Investment Funds' mortgage loan portfolios as these portfolios liquidate following the end of the Investment Funds' investment commitment periods on December 31, 2011.

        Amortization, impairment and change in estimated fair value of mortgage servicing rights are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Effect of MSRs:
Amortization	$19,251	$4,039	$61
Provision for impairment of MSRs carried at lower of amortized cost or fair value	1,644	2,908	70
Change in fair value MSRs carried at fair value due to:
Change in valuation inputs or assumptions used in valuation model	(659)	1,550	5,323
Realization of cash flows	5,501	5,124	3,984

	25,737	13,621	9,438

Change in fair value of excess spread financing	2,423	—	—
Hedging losses (gains)	1,291	(1,369)	—

	3,714	(1,369)	—

Total amortization, impairment and change in fair value of MSRs	$29,451	$12,252	$9,438

Ending MSRs:
At lower of amortized cost or fair value	$258,751	$89,177	$6,426
At fair value	224,913	19,798	25,698

	$483,664	$108,975	$32,124

        Amortization, impairment and change in estimated fair value of mortgage servicing rights increased $17.2 million from $12.3 million to $29.5 million for the year ended December 31, 2013. The increase in amortization, impairment and change in estimated fair value during the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due primarily to growth in our investment in MSRs between 2012 and 2013, which caused an increase in amortization of the asset.

        Impairment and changes in fair value of MSRs have a significant effect on net servicing fees, driven primarily by our monthly re-estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of impairment and changes in fair value will have an increasing influence on our net income. The fair value of MSRs is difficult to determine because MSRs are not actively traded in observable stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our earnings.

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

        We account for MSRs at either our estimate of the asset's estimated fair value with changes in fair value recorded in current period income or using the amortization method with the MSRs carried at the lower of amortized cost or estimated fair value based on how we finance certain of our MSR purchases and whether we believe the underlying mortgages are sensitive to prepayments resulting from changing market interest rates. We have identified an initial mortgage interest rate of 4.5% for MSRs originated through our lending activities as the threshold for whether such mortgage loans are sensitive to changes in interest rates:

  •
  Our risk management efforts in connection with MSRs relating to mortgage loans originated through our lending activities with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets' values.

  •
  For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of our lending activities, we have concluded that such assets present different risks than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Our risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets' values. We have identified these assets for accounting using the amortization method.

  •
  MSRs purchased for which a financing in the form of ESS cash flows has been recorded are accounted for at fair value. The ESS financing at fair value is accounted for at fair value to align the accounting for the MSR with the related liability.

        Our MSRs are summarized by the basis on which we account for the assets below:

	December 31,
Basis of Accounting	2013	2012
	(in thousands)
Fair value	$224,913	$19,798

Lower of amortized cost or fair value:
Amortized cost	$263,372	$92,155
Valuation allowance	(4,621)	(2,978)

Carrying value	$258,751	$89,177

Fair value	$269,422	$91,028

Total MSR:
Carrying value	$483,664	$108,975

Fair value	$494,335	$110,826

UPB of mortgage loans underlying MSRs	$45,938,820	$11,254,705

        Key assumptions used in determining the fair value of MSRs are as follows:

  Purchased MSRs backed by distressed mortgage loans

	December 31,
	2013		2012
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, UPB of underlying loans and effect on value amounts in thousands)
Carrying value	$10,129	—	$12,370	—
UPB of underlying loans	$969,794	—	$1,271,478	—
Weighted-average note rate	5.80%	—	6.01%	—
Weighted-average servicing fee rate (in basis points)	50	—	50	—
Discount rate	15.3% - 15.3%	—	15.3% - 15.3%	—
	(15.3)%	—	(15.3)%	—
Average life (in years)	5.0 - 5.0	—	5.0 - 5.0	—
	(5.0)		5.0
Prepayment speed(1)	11.4% - 11.4%	—	10.7% - 10.7%	—
	(11.4)%	—	(10.7)%	—
Per-loan cost of servicing	$218 - $218	—	$270 - $270	—
	$(218)	—	$(270)	—

(1)
Prepayment speed is measured using CPR.

        All other MSRs

	December 31,
	2013		2012
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, UPB of underlying loans and effect on value amounts in thousands)
Carrying value	$214,784	$258,751	$7,428	$89,177
UPB of underlying loans	$22,469,179	$22,499,847	$1,166,765	$8,730,686
Weighted-average note rate	4.48%	3.65%	5.22%	3.65%
Weighted-average servicing fee rate (in basis points)	32	29	26	28
Pricing spread(1)	2.9% - 18.0%	6.3% - 14.5%	7.5% - 19.5%	7.5% - 16.5%
	(7.5)%	(8.7)%	(10.6)%	(9.8)%
Average life (in years)	0.1 - 14.4	1.5 - 7.3	0.2 - 14.4	2.5 - 6.9
	(6.2)	(7.0)	(5.0)	(6.6)
Prepayment speed(2)	7.8% - 50.8%	7.6% - 42.5%	9.0% - 84.2%	8.7% - 28.3%
	(9.7)%	(8.0)%	(19.2)%	(9.2)%
Per-loan cost of servicing	$68 - $115	$68 - $100	$68 - $140	$68 - $140
	$(87)	$(99)	$(76)	$(99)

(1)
Pricing spread represents a margin that is applied to a reference interest rate's forward curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of loans and purchased MSRs not backed by pools of distressed mortgage loans.

(2)
Prepayment speed is measured using CPR.

  Management fees and Carried Interest

        Management fees and carried interest are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Management Fees:
PennyMac Mortgage Investment Trust:
Base management fee	$19,644	$12,436	$6,740
Performance incentive fee	12,766	—	—

	32,410	12,436	6,740
Investment Funds	7,920	9,363	9,943

	$40,330	$21,799	$16,683

Carried Interest	$13,419	$10,473	$12,596

Total management fees and carried interest	$53,749	$32,272	$29,279

Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,467,114	$1,201,336	$546,017
Investment Funds	557,956	591,154	620,078

	$2,025,070	$1,792,490	$1,166,095

        Management fees from PMT increased $20.0 million in the year ended December 31, 2013 compared to the same period in 2012. The increase was due primarily to:

  •
  Base management fees increased due to an increase in PMT's shareholders' equity upon which its management fee is based by $265.8 million or 22% from December 31, 2012 through December 31, 2013. PMT's average shareholders' equity increased by 459.5 million, or 53%, from 2012 to 2013. The growth in PMT's shareholders' equity occurred in the second half of 2012, therefore we did not benefit from a higher shareholders' equity base until the latter half of 2012.

  •
  We recognized incentive fees of $12.8 million for the year ended December 31, 2013. These fees were not recognized during 2012 or 2011. We recognized performance incentive fees during 2013 as a result of the amendment to our management agreement with PMT effective February 1, 2013, which changed the basis on which profitability is measured for incentive fee purposes. Under the amended agreement, profitability is primarily based on net income determined in compliance with U.S. GAAP. Previously, the agreement based profitability on U.S. GAAP net income generally excluding non-cash gains and losses.

        Partially offsetting the increases in management fees from PMT, management fees from the Investment Funds decreased $1.4 million from December 31, 2012 to December 31, 2013. The decrease was due to decreases in the Investment Funds' net asset values as a result of continued distributions to the Investment Funds' investors following the end of the Investment Funds' investment commitment periods at December 31, 2011, which reduced the investment base on which the management fees are computed.

        Carried interest from Investment Funds increased $2.9 million from $10.5 million for the year ended December 31, 2012 to $13.4 million for the year ended December 31, 2013. The increase was primarily due to valuation gains in the Investment Funds' loan portfolios, which reflect increases in demand for performing distressed mortgage loans, increases in the value of the loans as they proceed through the resolution process and continuing increases in collateral valuations for the properties underlying the Investment Funds' loans.

  Other revenues

        Net interest expense decreased $484,000 from $1.5 million for the year ended December 31, 2012, to $1.0 million for the year ended December 31, 2013 due to growth in our average inventory of mortgage loans held for sale combined with an increase in the net interest margin relating to such loans during 2013 as compared to 2012. Net interest income relating to our interest earning assets is offset by the cost of financing our non-interest earning assets—primarily MSRs and certain of our servicing advances.

        The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Dividends	$216	$167	$138
Change in fair value	(175)	650	(115)

	$41	$817	$23

Fair value of PennyMac Mortgage Investment Trust shares at year end	$1,722	$1,897	$1,247

        Change in fair value of investment in and dividends received from PMT decreased $776,000 in the year ended December 31 2013 compared to the same period in 2012. The decrease was primarily due to a decrease in the fair value of our investment in common shares of PMT as of December 31, 2013 as compared to the appreciation in value of our investment in common shares of PMT during 2012. During the three years ended December 31, 2013, we held 75,000 common shares of PMT.

  Expenses

        Our compensation expense is summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Salaries and wages	$101,064	$61,300	$30,128
Incentive compensation	24,929	30,607	10,803
Taxes and benefits	16,125	9,025	3,672
Stock and unit-based compensation	6,458	23,082	2,876

	$148,576	$124,014	$47,479

Average headcount	1,331	732	317
Year end headcount	1,373	1,028	435

        Compensation expense increased $76.5 million and $24.6 million from $47.5 million for the year ended December 31, 2011 to $124.0 million for the year ended December 31, 2012 to $148.6 million for the year ended December 31, 2013. The increase in compensation expense was due to the development of and growth in our mortgage banking segment as well as growth in the level of assets managed and serviced for PMT, partially offset by decreases in unit-based compensation relating to PennyMac Class A unit awards as well as reduced accruals for cash-based incentive compensation between 2012 and 2013. Stock and unit-based compensation expense increase during 2012 as compared to 2011 and 2013 due to unit grants made to certain members of PennyMac's management under its 2011 Incentive Plan. Such awards vested on January 1, 2013. We expect stock-based compensation to increase in future years as a result of equity-based grants made on June 13, 2013 and future grants under the 2013 Equity Incentive Plan. However, based on current outstanding equity award grants we do not expect to incur stock-based compensation expense at the level recorded during 2012.

        Professional services expense increased $1.7 million and $5.0 million from $3.9 million and $5.6 million for the years ended December 31, 2011 and December 31, 2012 to $10.6 million for the year ended December 31, 2013. The increases were due to growth in the size of our operations and the cost of being a public company.

        Loan origination expense increased $2.8 million and $6.9 million from $185,000 and $3.0 million for the years ended December 31, 2011 and December 31, 2012 to $9.9 million for the year ended December 31, 2013. The increases were due to growth in our loan origination volume and to changes in our fee structure which resulted in many of our fees being charged to correspondent lenders on an other-than pass-through basis. As a result of this change in structure, we recognized both the fee income and expense during 2013 as compared to "passing through" these items on a net basis during 2012.

        Technology expense increased $2.5 million and $4.8 million from $2.0 million and $4.4 million for the years ended December 31, 2011 and December 31, 2012 to $9.2 million for the year ended December 31, 2013. The increases were due to growth in the size of our operations.

        Marketing expense increased $586,000 and $8.2 million from $346,000 and $932,000 for the years ended December 31, 2011 and December 31, 2012 to $9.1 million for the year ended December 31,

2013. The increase in 2013 was primarily due to an increase in direct mail solicitations and online advertising incurred to promote our retail loan origination business.

        Servicing expense increased $1.3 million and $3.4 million from $2.3 million and $3.6 million for the years ended December 31, 2011 and December 31, 2012 to $7.0 million for the year ended December 31, 2013. The increases were due to growth in our mortgage servicing portfolio.

        Occupancy expense increased $1.3 million from $1.5 million for the year ended December 31, 2012 to $2.8 million for the year ended December 31, 2013. The increase was primarily due to growth in the size of our operations. Occupancy expense decreased $464,000 during the year ended December 31, 2012 from $2.0 million to $1.5 million due to recognition of a lease abandonment charge relating to the relocation of our offices to a larger facility to accommodate our growth, partially offset by increased costs related to our larger facility.

  Expenses Allocated to PMT

        PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement. The expense amounts presented in our income statement are net of these allocations. Expense amounts allocated to PMT during the years ended December 31, 2013, 2012 and 2011 are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Technology	$3,876	$1,158	$1,094
Occupancy	2,174	1,374	1,091
Depreciation and amortization	1,393	590	324
Other	2,980	1,067	1,472

Total expenses	$10,423	$4,189	$3,981

        The amount of total expenses that we allocated to PMT increased $6.2 million from $4.2 million in the year ended December 31, 2012 to $10.4 million for the year ended December 31, 2013. The increase was due to growth in our overhead expenses as well as growth in PMT's balance sheet, resulting in an increase in the proportion of our overhead expenses being allocated to PMT.

  Provision for Income Taxes

        For the year ended December 31, 2013, our effective tax rate was 5.5%. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates.

Balance Sheet Analysis

        Following is a summary of key balance sheet items as of the dates presented:

	December 31,
	2013	2012
	(in thousands)
ASSETS
Cash and short-term investments	$173,221	$65,487
Mortgage loans held for sale at fair value	531,004	448,384
Servicing advances	154,328	93,152
Receivable from affiliates	21,551	20,363
Carried interest due from Investment Funds	61,142	47,723
Mortgage servicing rights	483,664	108,975
Other assets	159,565	48,079

Total assets	$1,584,475	$832,163

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$523,746	$446,547
Payable to affiliates	256,834	83,574
Other liabilities	174,691	40,292

Total liabilities	955,271	570,413

Total stockholders' equity	629,204	261,750

Total liabilities and stockholders' equity	$1,584,475	$832,163

        Total assets increased $752.3 million from $832.2 million at December 31, 2012 to $1.6 billion at December 31, 2013. The increase was primarily due to an increase of $374.7 million in MSRs and an increase of $82.6 million in mortgage loans held for sale at fair value, both due to growth in our mortgage banking operations. Our cash and short-term investments balances increased by $107.7 million, reflecting the proceeds of $139.0 million from sales of excess servicing spread during 2013.

        Total liabilities increased by $384.9 million from $570.4 million as of December 31, 2012 to $955.3 million as of December 31, 2013. The increase was primarily attributable to an increase in liabilities relating to the sale of excess servicing spread to PMT, an increase in mortgage loans sold under agreements to repurchase of $78.1 million and a tax receivable agreement with PennyMac's partners of $71.1 million, which resulted from several exchanges of PennyMac Class A units to shares of PFSI stock.

Cash Flows

  Comparison of years ended December 31, 2013, 2012 and 2011

        Our cash flows resulted in a net increase in cash of $18.3 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The positive cash flows arose primarily due to our initial public offering during the period. Cash used in operating activities totaled $98.4 million during the year ended December 31, 2013. The cash used in operating activities were primarily due to growth of our mortgage loans held for sale portfolio as origination and purchases of loans exceeded loan sales.

        Net cash used in investing activities was $284.8 million during the year ended December 31, 2013. This use of cash reflects an increase in our short-term investments due to the liquidity provided by the IPO.

        Net cash provided by financing activities was $401.5 million during the year ended December 31, 2013. Cash provided by financing activities was primarily due to the IPO, which raised $212.3 million net of underwriting and offering costs.

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

        Our repurchase agreements represent the sales of mortgage loans together with agreements for us to buy back the mortgage loans at a later date. During the year ended December 31, 2013, the average balance outstanding under agreements to repurchase mortgage loans totaled $344.6 million, and the maximum daily amount outstanding under such agreements totaled $623.5 million. During the year ended December 31, 2012, the average balance outstanding under agreements to repurchase mortgage loans totaled $172.7 million, and the maximum daily amount outstanding under such agreements totaled $441.2 million. During the year ended December 31, 2011, the average balance outstanding under agreements to repurchase mortgage loans totaled $24.9 million, and the maximum daily amount outstanding under such agreements totaled $127.6 million.

        The difference between the maximum and average daily amounts outstanding was due to increases in the sizes and utilization of our existing facilities, all in support of the growth in our mortgage loan production.

        All of our borrowings discussed above have short-term maturities. The transactions relating to mortgage loans under agreements to repurchase mature between July 1, 2014 and January 30, 2015 and provide for the repurchase from major financial institution counterparties based on the estimated fair value of the mortgage loans sold. Our note payable secured by mortgage servicing rights and loan servicing advances at fair value has a maturity date of October 31, 2014.

        PLS's debt financing agreements require it to comply with various financial covenants. The most significant financial covenants currently include the following:

  •
  positive net income during each calendar quarter;

  •
  a minimum in unrestricted cash and cash equivalents of $20 million;

  •
  a minimum tangible net worth of $200 million;

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

        With respect to servicing that we perform for PMT, we are also subject to certain covenants under its debt agreements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

  Off-Balance Sheet Arrangements

        As of December 31, 2013, we have not entered into any off-balance sheet arrangements.

  Contractual Obligations

        The table below sets forth our contractual obligations, excluding Excess servicing spread financing to PMT and Payable to exchanged PennyMac unitholders under tax receivable agreement:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust(1)	$718,105	$718,105	$—	$—	$—
Commitments to fund mortgage loans(1)	253,678	253,678	—	—	—
Commitments to sell mortgage loans(1)	2,659,000	2,659,000	—	—	—
Loans sold under agreements to repurchase	471,592	471,592	—	—	—
Note payable	52,154	52,154	—	—	—
Software licenses(2)	14,084	7,042	7,042	—	—
Office leases	16,702	4,014	9,350	2,864	474

Total	$4,185,315	$4,165,585	$16,392	$2,864	$474

(1)
The contractual obligations relate to our mortgage loan acquisition obligations to affiliates and non-affiliates and our obligation to sell mortgage loans.

(2)
Software licenses include both volume and activity-based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $490,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 371,000 at December 31, 2013. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the year ended December 31, 2013, software license fees totaled $10.0 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

        In addition to the above contractual obligations, we have also purchased portfolios of MSRs and have financed them in part through the sale to PMT of the right to receive ESS. The repayment of the ESS financing is based on amounts received on the underlying mortgage loans. As such, we have excluded the financing from the table above. The fair value of our ESS financing was $138.7 million at December 31, 2013. The repayment of our Payable to exchanged PennyMac unitholders under tax receivable agreement is based on an estimation of when the tax benefit will be realized and as such we have excluded this liability from the table above. The recorded amount of our liability was $71.1 million at December 31, 2013.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2013:

Counterparty	Amount at risk	Weighted-average maturity of advances under repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$19,593	March 26, 2014	October 31, 2014
Bank of America, N.A.	$19,195	March 22, 2014	January 30, 2015
Morgan Stanley	$3,103	February 22, 2014	July 1, 2014
Citibank, N.A.	$—		July 24, 2014

Debt Obligations

        As described further above in "Liquidity and Capital Resources," we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of mortgage loans under agreements to repurchase, and a note payable secured by mortgage servicing rights and loan servicing advances. The borrower under each of these facilities is PLS, and all obligations thereunder are guaranteed by PennyMac.

        Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in "Liquidity and Capital Resources," and various non-financial covenants customary for transactions of this nature. As of December 31, 2013, we were in compliance in all material respects with these covenants.

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

        All of PLS's borrowings discussed above have short-term maturities that expire as follows:

Counterparty(1)	Outstanding Indebtedness(2)	Committed Amount	Maturity Date
	(in thousands)
Bank of America, N.A.	$234,511	$300,000	January 30, 2015
Credit Suisse First Boston Mortgage Capital LLC	$198,888	$300,000	October 31, 2014
Credit Suisse First Boston Mortgage Capital LLC	$50,808	$117,000	October 31, 2014
Morgan Stanley	$38,193	$200,000	July 1, 2014
Citibank, N.A.	$—	$150,000	July 24, 2014

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

(2)
Represents outstanding indebtedness reduced by cash collateral as of December 31, 2013.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are credit risk, interest rate risk, prepayment risk, inflation risk and market value risk.

  Credit Risk

        We are subject to credit risk in connection with our loan sales activities. Our loan sales are generally made with contractual representations and warranties, which, if breached, can require us to repurchase the mortgage loan or reimburse the investor for any losses incurred because of that breach. These breaches are generally evidenced when the borrower defaults on a loan. The amount of our liability for losses due to representations and warranties to the loans' investors is not limited. However, we believe that the current UPB of loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties. We include a provision for potential losses due to recourse as part of our recognition of loan sales, based initially on our estimate of the fair value of such obligation. We review our loss experience relating to representations and warranties and adjust our liability estimate when necessary. We believe that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics.

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

  Interest Rate Risk

        Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates affect both the fair value of, and interest income we earn from, our mortgage-related investments and our derivative instruments. This effect is most pronounced with fixed-rate mortgage assets. In general, rising interest rates negatively affect the fair value of our interest rate lock agreements and inventory of mortgage loans held for sale.

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

        The following sensitivity analyses are limited in that they were (i) performed at a particular point in time, (ii) only contemplate certain movements in valuation inputs, (iii) do not incorporate other changes in the relationship of one valuation parameter to another, (iv) are subject to the accuracy of various models and assumptions used, including prepayment forecasts and discount rates, and (v) do not incorporate other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the following estimates should not be viewed as an earnings forecast.

  Mortgage Servicing Rights

        The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$292,511	$280,512	$274,842	$264,110	$259,027	$249,383
Change in fair value:
$	$23,089	$11,090	$5,421	$(5,312)	$(10,395)	$(20,039)
%	8.57%	4.12%	2.01%	-1.97%	-3.86%	-7.44%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$289,331	$279,074	$274,175	$264,807	$260,325	$251,738
Change in fair value:
$	$19,910	$9,652	$4,754	$(4,615)	$(9,097)	$(17,684)
%	7.39%	3.58%	1.76%	-1.71%	-3.38%	-6.56%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$279,856	$274,639	$272,030	$266,813	$264,205	$258,987
Change in fair value:
$	$10,434	$5,217	$2,609	$(2,609)	$(5,217)	$(10,434)
%	3.87%	1.94%	0.97%	-0.97%	-1.94%	-3.87%

        The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of December 31, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$229,631	$221,921	$218,246	$211,232	$207,883	$201,478
Change in fair value:
$	$14,848	$7,138	$3,463	$(3,551)	$(6,900)	$(13,305)
%	6.91%	3.32%	1.61%	-1.65%	-3.21%	-6.19%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$235,165	$224,574	$219,584	$210,162	$205,710	$197,283
Change in fair value:
$	$20,381	$9,791	$4,801	$(4,622)	$(9,073)	$(17,500)
%	9.49%	4.56%	2.24%	-2.15%	-4.22%	-8.15%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$226,050	$220,417	$217,600	$211,967	$209,150	$203,517
Change in fair value:
$	$11,266	$5,633	$2,817	$(2,817)	$(5,633)	$(11,266)
%	5.25%	2.62%	1.31%	-1.31%	-2.62%	-5.25%

        The following tables summarize the estimated change in fair value of purchased MSRs backed by distressed mortgage loans accounted for using the fair value method as of December 31, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$11,261	$10,666	$10,390	$9,877	$9,638	$9,190
Change in fair value:
$	$1,134	$539	$263	$(251)	$(490)	$(937)
%	11.19%	5.32%	2.60%	-2.47%	-4.84%	-9.25%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$11,140	$10,614	$10,368	$9,896	$9,671	$9,229
Change in fair value:
$	$1,013	$486	$240	$(231)	$(456)	$(898)
%	10.00%	4.80%	2.37%	-2.28%	-4.50%	-8.87%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$10,915	$10,521	$10,324	$9,931	$9,734	$9,341
Change in fair value:
$	$787	$393	$197	$(197)	$(393)	$(787)
%	7.77%	3.89%	1.94%	-1.94%	-3.89%	-7.77%

  Excess Servicing Spread Financing

        The following tables summarize the estimated change in fair value of our excess servicing spread financing accounted for using the fair value method as of December 31, 2013, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities' values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$145,742	$142,147	$140,414	$137,070	$135,457	$132,340
Change in fair value:
$	$7,019	$3,424	$1,692	$(1,652)	$(3,266)	$(6,383)
%	5.06%	2.47%	1.22%	-1.19%	-2.35%	-4.60%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$152,808	$145,477	$142,032	$135,542	$132,483	$126,706
Change in fair value:
$	$14,085	$6,755	$3,310	$(3,181)	$(6,240)	$(12,017)
%	10.15%	4.87%	2.39%	-2.29%	-4.50%	-8.66%

Item 8.    Financial Statements and Supplementary Data

        The information called for by this Item 8 is hereby incorporated by reference from our Financial Statements and Auditors' Report in Part IV of this Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2013. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of December 31, 2013, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within our Company to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control over Financial Reporting

  Management's Annual Report on Internal Control over Financial Reporting

        This Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

  Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2014, which is within 120 days after the end of fiscal year 2013.

Item 11.    Executive Compensation

        The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2014, which is within 120 days after the end of fiscal year 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2014, which is within 120 days after the end of fiscal year 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2014, which is within 120 days after the end of fiscal year 2013.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2014, which is within 120 days after the end of fiscal year 2013.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Number		Exhibit Description
3.1		Amended and Restated Certificate of Incorporation of PennyMac Financial Services, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K as filed with the SEC on May 14, 2013).
3.2		Amended and Restated Bylaws of PennyMac Financial Services, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K as filed with the SEC on August 19, 2013).
4.1		Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Amendment No. 4 to Form S-1 Registration Statement as filed with the SEC on April 29, 2013).
10.1
Fourth Amended and Restated Limited Liability Company Agreement of Private National Mortgage Acceptance Company, LLC, dated as of May 8, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the SEC on May 14, 2013).
10.2
Exchange Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and Private National Mortgage Acceptance Company, LLC and the Company Unitholders (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K as filed with the SEC on May 14, 2013).
10.3
Tax Receivable Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. Private National Mortgage Acceptance Company, LLC and each of the Members (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K as filed with the SEC on May 14, 2013).
10.4
Registration Rights Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and the Holders (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K as filed with the SEC on May 14, 2013).
10.5
Stockholder Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and BlackRock Mortgage Ventures, LLC (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K as filed with the SEC on May 14, 2013).
10.6
Stockholder Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and HC Partners LLC (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K as filed with the SEC on May 14, 2013).
10.7	†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K as filed with the SEC on May 14, 2013).
10.8	†
PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the SEC on May 16, 2013).
10.9	†
PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K as filed with the SEC on June 17, 2013).

Exhibit Number		Exhibit Description
10.10	†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Other Eligible Participants (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K as filed with the SEC on June 17, 2013).
10.11	†
PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the SEC on June 17, 2013).
10.12	†
Form of PennyMac Financial Services, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Registrant's Amendment No. 2 to Form S-1 Registration Statement as filed with the SEC on April 5, 2013).
10.13	†
Employment Agreement, dated as of April 20, 2013, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Financial Services, Inc. and Stanford L. Kurland (incorporated by reference to Exhibit 10.34 of the Registrant's Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).
10.14	†
Employment Agreement, dated as of April 20, 2013, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Financial Services, Inc. and David A. Spector (incorporated by reference to Exhibit 10.35 of the Registrant's Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).
10.15
Mortgage Banking and Warehouse Services Agreement, effective as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.9 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).
10.16
Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.31 of the Registrant's Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).
10.17
Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K as filed with the SEC on August 19, 2013).
10.18
Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.10 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).
10.19
Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of the Registrant's Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).
10.20
Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the SEC on November 20, 2013).
10.21
MSR Recapture Agreement, effective as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.11 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

Exhibit Number	Exhibit Description
10.22	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.21 of the Registrant's Form S-1 Registration Statement as filed with the SEC on October 1, 2013).
10.23
Amended and Restated Management Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.12 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).
10.24
Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.13 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).
10.25
Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P., dated as of February 1, 2013 (incorporated by reference to Exhibit 10.26 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).
10.26
Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P., dated as of September 30, 2013 (incorporated by reference to Exhibit 10.25 of the Registrant's Form S-1/A Registration Statement as filed with the SEC on October 23, 2013).
10.27	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.
10.28
Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC dated as of December 30, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the SEC on January 3, 2014).
10.29
Confidentiality Agreement, by and between PennyMac Mortgage Investment Trust and PNMAC Capital Management, LLC, dated as of February 6, 2013 (incorporated by reference to Exhibit 10.28 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).
10.30
Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, by and between PennyMac Mortgage Investment Trust and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.29 of the Registrant's Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).
10.31
Amended and Restated Flow Servicing Agreement, by and between PNMAC Mortgage Co., LLC and PennyMac Loan Services, LLC, dated August 1, 2010 (incorporated by reference to Exhibit 10.14 of the Registrant's Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).
10.32
Second Amended and Restated Flow Servicing Agreement, dated as of August 1, 2008, as amended effective as of January 1, 2012, by and between PNMAC Mortgage Opportunity Fund Investors, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.15 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

Exhibit Number	Exhibit Description
10.33	Amended and Restated Flow Servicing Agreement, dated as of August 1, 2010, by and between PNMAC Mortgage Opportunity Fund, LP and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.27 of the Registrant's Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).
10.34
Investment Management Agreement, as amended and restated May 26, 2011, by and between PNMAC Mortgage Opportunity Fund, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.16 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).
10.35
Investment Management Agreement, dated as of August 1, 2008, between PNMAC Mortgage Opportunity Fund Investors, LLC and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.17 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).
10.36
Master Repurchase Agreement, dated as of March 17, 2011, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.18 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).
10.37
Amendment No. 1 to Master Repurchase Agreement, dated as of July 21, 2011, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant's Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).
10.38
Amendment No. 2 to Master Repurchase Agreement, dated as of March 23, 2012, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant's Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).
10.39
Amendment No. 3 to Master Repurchase Agreement, dated as of August 28, 2012, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant's Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).
10.40
Amendment No. 4 to Master Repurchase Agreement, dated as of January 3, 2013, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant's Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).
10.41
Amendment No. 5 to Master Repurchase Agreement, dated as of March 28, 2013, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant's Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).
10.42
Master Repurchase Agreement, dated as of June 26, 2012, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.20 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

Exhibit Number	Exhibit Description
10.43	Amendment Number One to the Master Repurchase Agreement, dated as of December 31, 2012, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.21 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).
10.44
Amendment Number Two to the Master Repurchase Agreement, dated April 17, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.40 of the Registrant's Form S-1 Registration Statement as filed with the SEC on October 1, 2013).
10.45
Amendment Number Three to the Master Repurchase Agreement, dated June 25, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.41 of the Registrant's Form S-1 Registration Statement as filed with the SEC on October 1, 2013).
10.46
Amendment Number Four to the Master Repurchase Agreement, dated July 25, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.42 of the Registrant's Form S-1 Registration Statement as filed with the SEC on October 1, 2013).
10.47
Second Amended and Restated Loan and Security Agreement, dated as of March 27, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.22 of the Registrant's Form S-1 Registration Statement as filed with the SEC on February 7, 2013).
10.48
Amendment No. 1 to Second Amended and Restated Loan Security Agreement, dated as of December 12, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant's Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).
10.49
Amendment No. 2 to Second Amended and Restated Loan Security Agreement, dated as of March 22, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant's Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).
10.50
Amendment No. 3 to Second Amended and Restated Loan Security Agreement, dated as of December 30, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K as filed with the SEC on January 3, 2014).
10.51
Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant's Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

Exhibit Number		Exhibit Description
10.52		Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 5, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.47 of the Registrant's Form S-1 Registration Statement as filed with the SEC on October 1, 2013).
10.53
Master Repurchase Agreement, dated as of July 2, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K as filed with the SEC on July 8, 2013).
10.54
Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant's Form S-1 Registration Statement as filed with the SEC on October 1, 2013).
10.55
Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant's Current Report on Form 8-K as filed with the SEC on July 8, 2013).
21.1		Subsidiaries of PennyMac Financial Services, Inc.
23.1		Consent of Deloitte & Touche LLP.
31.1		Certification of Stanford L. Kurland pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Anne D. McCallion pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Stanford L. Kurland pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Anne D. McCallion pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	**
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Members' Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PennyMac Financial Services, Inc.
6101 Condor Drive
Moorpark, CA 93021

        We have audited the accompanying consolidated balance sheets of PennyMac Financial Services, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Financial Services, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, on May 14, 2013, Private National Mortgage Acceptance Company, LLC ("PNMAC"), a subsidiary of the Company, sold 12.8 million Class A Units to the Company, which represents recapitalization and reorganization of PNMAC. As a result of the recapitalization and reorganization, the accompanying consolidated balance sheets of the Company as of December 31, 2012, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2012 are PNMAC's historical financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 14, 2014

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands, except share data)
ASSETS
Cash	$30,639	$12,323
Short-term investments at fair value	142,582	53,164
Mortgage loans held for sale at fair value (includes $512,350 and $438,850 pledged to secure mortgage loans sold under agreements to repurchase)	531,004	448,384
Servicing advances (includes $5,564 and $7,430 pledged to secure note payable)	154,328	93,152
Derivative assets	21,540	27,290
Carried Interest due from Investment Funds	61,142	47,723
Investment in PennyMac Mortgage Investment Trust at fair value	1,722	1,897
Mortgage servicing rights (includes $224,913 and $19,798 Mortgage servicing rights at fair value; $258,241 and $100,957 pledged to secure note payable; and $138,723 pledged to secure excess servicing spread financing)	483,664	108,975
Receivable from Investment Funds	2,915	3,672
Receivable from PennyMac Mortgage Investment Trust	18,636	16,691
Furniture, fixtures, equipment and building improvements, net	9,837	5,065
Capitalized software, net	764	795
Deferred tax asset	63,117	—
Loans eligible for repurchase	46,663	—
Other	15,922	13,032

Total assets	$1,584,475	$832,163

LIABILITIES
Mortgage loans sold under agreements to repurchase	$471,592	$393,534
Note payable	52,154	53,013
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	138,723	—
Derivative liabilities	2,462	509
Accounts payable and accrued expenses	46,387	36,279
Payable to Investment Funds	36,937	36,795
Payable to PennyMac Mortgage Investment Trust	81,174	46,779
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	71,056	—
Liability for loans eligible for repurchase	46,663	—
Liability for losses under representations and warranties	8,123	3,504

Total liabilities	955,271	570,413

Commitments and contingencies
STOCKHOLDERS' EQUITY
Class A common stock, par value $0.0001 per share, 200,000,000 shares authorized, 20,812,777 shares issued and outstanding at December 31, 2013	$2	$—
Class B common stock, par value $0.0001 per share, 1,000 shares authorized, 61 shares issued and outstanding at December 31, 2013	—	—
Additional paid-in capital	153,000	—
Retained earnings	14,400	—

Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	167,402	—

Members' equity attributable to Private National Mortgage Acceptance Company, LLC	—	261,750
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	461,802	—

Total stockholders' equity	629,204	261,750

Total liabilities and stockholders' equity	$1,584,475	$832,163

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Revenue
Net gains on mortgage loans held for sale at fair value	$138,013	$118,170	$13,029
Loan origination fees	23,575	9,634	669
Fulfillment fees from PennyMac Mortgage Investment Trust	79,712	62,906	1,747
Net loan servicing fees:
Loan servicing fees
From non-affiliates	61,523	20,673	11,493
From PennyMac Mortgage Investment Trust	39,413	18,608	13,204
From Investment Funds	7,799	11,716	14,523
Mortgage servicing rebate to Investment Funds	(700)	(885)	(2,772)
Ancillary and other fees	11,426	2,245	1,657

	119,461	52,357	38,105
Amortization, impairment and change in estimated fair value of mortgage servicing rights	(29,451)	(12,252)	(9,438)

Net loan servicing fees	90,010	40,105	28,667

Management fees:
From PennyMac Mortgage Investment Trust	32,410	12,436	6,740
From Investment Funds	7,920	9,363	9,943

	40,330	21,799	16,683

Carried Interest from Investment Funds	13,419	10,473	12,596
Net interest expense:
Interest income	15,632	6,354	1,532
Interest expense	16,673	7,879	1,875

	(1,041)	(1,525)	(343)

Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	41	817	23
Other	2,500	2,707	1,713

Total net revenue	386,559	265,086	74,784

Expenses
Compensation	148,576	124,014	47,479
Professional services	10,571	5,568	3,867
Loan origination	9,943	2,953	185
Technology	9,205	4,455	1,979
Marketing	9,118	932	346
Servicing	7,028	3,642	2,344
Occupancy	2,795	1,521	1,985
Other	7,197	3,678	1,900

Total expenses	204,433	146,763	60,085

Income before provision for income taxes	182,126	118,323	14,699
Provision for income taxes	9,961	—	—

Net income	172,165	$118,323	$14,699

Less: Net income attributable to noncontrolling interest	157,765

Net income attributable to PennyMac Financial Services, Inc. common stockholders	$14,400

Earnings per common share
Basic	$0.83
Diluted	$0.82
Weighted-average common shares outstanding
Basic	17,311
Diluted	75,892

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	PennyMac Financial Services, Inc. Stockholders
								Noncontrolling interest in Private National Mortgage Acceptance Company, LLC
	Number of Shares
			Common stock
					Additional paid-in capital	Retained earnings	Members' equity		Total equity
	Class A	Class B	Class A	Class B
	(in thousands)
Balance at December 31, 2010	—	—	$—	$—	$—	$—	$89,969	$—	$89,969
Capital:
Contributions	—	—	—	—	—	—	18,908	—	18,908
Redemptions	—	—	—	—	—	—	(131)	—	(131)
Draws	—	—	—	—	—	—	(646)	—	(646)
Unit-based compensation expense	—	—	—	—	—	—	1,116	—	1,116
Net income	—	—	—	—	—	—	14,699	—	14,699

Balance at December 31, 2011	—	—	—	—	—	—	123,915	—	123,915
Capital:
Contributions	—	—	—	—	—	—	15,058	—	15,058
Redemptions	—	—	—	—	—	—	(6)	—	(6)
Distributions	—	—	—	—	—	—	(15,847)	—	(15,847)
Unit-based compensation expense	—	—	—	—	—	—	20,307	—	20,307
Net income	—	—	—	—	—	—	118,323	—	118,323

Balance at December 31, 2012	—	—	—	—	—	—	261,750	—	261,750
Capital:
Distributions	—	—	—	—	—	—	(19,623)	—	(19,623)
Unit-based compensation expense	—	—	—	—	—	—	238	—	238
Partner capital issuance costs	—	—	—	—	—	—	(3,745)	—	(3,745)
Net income	—	—	—	—	—	—	76,834	—	76,834
Exchange of existing member units to Class A units of Private National Mortgage Acceptance Company, LLC	—	—	—	—	—	—	(315,454)	315,454	—

Balance post-reorganization	—	—	—	—	—	—	—	315,454	315,454
Issuance of common stock in initial public offering, net of issuance costs	12,778	—	1	—	229,999	—	—	—	230,000
Underwriting and offering costs	—	—	—	—	(13,290)	—	—	(196)	(13,486)
Dilution assumed with IPO	—	—	—	—	(127,160)	—	—	127,160	—
Stock-based compensation expense	—	—	—	—	881	—	—	2,818	3,699
Distributions	—	—	—	—	—	—	—	(3,809)	(3,809)
Net income	—	—	—	—	—	14,400	—	80,931	95,331
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	8,035	—	1	—	60,555	—	—	(60,556)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	—	—	—	2,015	—	—	—	2,015

Balance at December 31, 2013	20,813	—	$2	—	$153,000	$14,400	$—	$461,802	$629,204

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash flow from operating activities
Net income	$172,165	$118,323	$14,699
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(138,013)	(118,685)	(13,029)
Accrual of servicing rebate to Investment Funds	700	885	2,772
Amortization, impairment and change in fair value of mortgage servicing rights	29,451	12,252	9,438
Carried Interest from Investment Funds	(13,419)	(10,473)	(12,596)
Accrual of interest on excess servicing spread financing	1,348	—	—
Amortization of debt issuance costs and commitment fees relating to financing facilities	5,014	1,866	1,028
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	175	(650)	114
Change in fair value of real estate acquired in settlement of loans	22	—	—
Stock and unit-based compensation expense	3,937	20,308	1,116
Depreciation and amortization	824	520	251
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(16,113,806)	(8,864,264)	(575,649)
Purchase of modified mortgage loans for sale from Ginnie Mae securities	(30,950)	—	—
Originations of mortgage loans held for sale, net	(1,104,051)	(539,160)	(149,393)
Sale and principal payments of mortgage loans held for sale	17,105,047	9,053,364	649,625
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	12,339	3,622	—
Repurchase of loans subject to representations and warranties	(6,696)	—	—
Repurchase of real estate acquired in settlement of loans subject to representations and warranties	(309)	—	—
Sale of real estate acquired in settlement of loans subject to representations and warranties	287	—	—
Increase in servicing advances	(60,189)	(30,855)	(40,754)
Decrease (increase) in receivable from Investment Funds	57	3,797	(1,644)
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	173	(3,970)	(5,675)
Increase in other assets	(6,433)	(5,998)	(1,423)
Increase in accounts payable and accrued expenses	10,109	22,704	8,596
Increase in payable to Investment Funds	142	7,173	16,359
Increase in payable to PennyMac Mortgage Investment Trust	33,686	21,184	21,447

Net cash used in operating activities	(98,390)	(308,057)	(74,718)

Cash flow from investing activities
Net increase in short-term investments	(89,418)	(37,123)	(6,727)
Purchase of mortgage servicing rights	(195,871)	—	(1,352)
Sale of mortgage servicing rights	550	—	—
Purchase of furniture, fixtures, equipment and building improvements	(6,615)	(3,370)	(1,888)
Acquisition of capitalized software	(343)	(503)	(112)
Increase (decrease) in margin deposits and restricted cash	6,916	(4,539)	(2,310)

Net cash used in investing activities	(284,781)	(45,535)	(12,389)

Cash flow from financing activities
Sale of loans under agreements to repurchase	15,805,464	8,528,184	656,742
Repurchase of loans sold under agreements to repurchase	(15,727,406)	(8,212,350)	(592,331)
(Decrease) increase in note payable	(859)	34,411	15,103
Issuance of excess servicing spread financing	139,028	—	—
Repayment of excess servicing spread financing	(4,076)	—	—
Decrease in leases payable	(1)	—	—
Issuance of common stock	230,000	—	—
Payment of common stock underwriting and offering costs	(13,486)	—	—
Payment by noncontrolling interest of common stock issuance costs	(3,745)	—	—
Collection of subscriptions receivable relating to noncontrolling interest	—	15,058	18,908
Noncontrolling interest partners' capital redemptions	—	(6)	(131)
Distributions to noncontrolling interest	(23,432)	(15,847)	(646)

Net cash provided by financing activities	401,487	349,450	97,645

Net increase in cash	18,316	(4,142)	10,538
Cash at beginning of year	12,323	16,465	5,927

Cash at end of year	$30,639	$12,323	$16,465

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

        PennyMac Financial Services, Inc. ("PFSI" or the "Company") was formed as a Delaware corporation on December 31, 2012. Pursuant to a reorganization, the Company became a holding corporation and its primary asset is an equity interest in Private National Mortgage Acceptance Company, LLC ("PennyMac"). The Company is the managing member of PennyMac and operates and controls all of the businesses and affairs of PennyMac subject to the consent rights of other members under certain circumstances and, through PennyMac and its subsidiaries, continues to conduct the business previously conducted by these subsidiaries.

        PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac's mortgage banking activities consist of residential mortgage lending (including correspondent lending and retail lending) and loan servicing. PennyMac's investment management activities and a portion of its loan servicing activities are conducted on behalf of its Advised Entities, which invest in residential mortgage loans and related assets. PennyMac's primary wholly-owned subsidiaries are:

  •
  PNMAC Capital Management, LLC ("PCM")—a Delaware limited liability company registered with the Securities and Exchange Commission ("SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM enters into investment management agreements with entities that invest in residential mortgage loans and related assets.

    Presently, PCM has management agreements with PennyMac Mortgage Investment Trust ("PMT"), a publicly held real estate investment trust, and three investment funds: PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., (the "Master Fund"), both registered under the Investment Company Act of 1940, as amended; and PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, "Investment Funds"). Together, the Investment Funds and PMT are referred to as the "Advised Entities."

  •
  PennyMac Loan Services, LLC ("PLS")—a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates or the Advised Entities, originates new prime credit quality residential mortgage loans, and engages in other mortgage banking activities for its own account and the account of PMT.

    PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") and as an issuer of securities guaranteed by the Government National Mortgage Association ("Ginnie Mae"). PLS is a licensed Federal Housing Administration Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development ("HUD") and a lender/servicer with the Veterans Administration ("VA") (each an "Agency" and collectively the "Agencies ").

  •
  PNMAC Opportunity Fund Associates, LLC ("PMOFA")—a Delaware limited liability company and the general partner of the Master Fund. PMOFA is entitled to incentive fees representing allocations of profits ("Carried Interest") from the Master Fund.

  Initial Public Offering and Recapitalization

        On May 14, 2013, PFSI completed an initial public offering ("IPO") in which it sold approximately 12.8 million shares of its Class A common stock, at a public offering price of $18.00 per share. PFSI received net proceeds of $216.8 million, after deducting underwriting discounts and commissions, from

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Organization and Basis of Presentation (Continued)

sales of its shares in the IPO. PFSI used these net proceeds to purchase approximately 12.8 million Class A units of PennyMac. PFSI operates and controls all of the business and affairs and consolidates the financial results of PennyMac and its subsidiaries.

        The purchase of 12.8 million Class A units of PennyMac has been accounted for as a transfer of interests under common control. Accordingly, the accompanying consolidated financial statements reflect a reclassification of members' equity to noncontrolling interests in the Company of $315.5 million. This amount represents the carrying value in the Company of the existing owners of PennyMac on the date of the IPO.

        Before the IPO, PennyMac completed a reorganization by amending its limited liability company agreement to convert all classes of ownership interests held by its existing owners to a single class of common units. The conversion of existing interests was based on the various interests' liquidation priorities as specified in PennyMac's prior limited liability company agreement. In connection with that reorganization, PFSI became the sole managing member of PennyMac.

        After the completion of the recapitalization and reorganization transactions, PennyMac became a consolidated subsidiary of the Company. Accordingly, PennyMac's consolidated financial statements are the Company's historical financial statements. The historical consolidated financial statements of PennyMac are reflected herein based on the historical ownership interests of the then-existing PennyMac unitholders.

  Tax Receivable Agreement

        As part of the IPO, PFSI entered into an Exchange Agreement with PennyMac's existing unitholders whereby the existing unitholders may exchange their PennyMac units for PFSI stock. Before 2013, PennyMac made an election pursuant to Section 754 of the Internal Revenue Code which remains in effect. An exchange results in a special adjustment for PFSI that may increase PFSI's tax basis of certain assets of PennyMac that otherwise would not have been available. These increases in tax basis may reduce the amount of income tax that PFSI would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase tax receivable agreement losses) on future dispositions of certain assets to the extent a portion of the increased tax basis is allocated to those assets.

        PFSI entered into a tax receivable agreement with PennyMac's existing unitholders that will provide for the payment by PFSI to PennyMac exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis resulting from exchanges and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Concentration of Risk

        A substantial portion of the Company's activities relate to the Advised Entities. Fees charged to these entities (comprised of management fees, loan servicing fees and loan servicing rebates, Carried Interest and fulfillment fees) totaled 47%, 47% and 75% of total net revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 3—Significant Accounting Policies

        A description of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

  Basis of Presentation

        The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") as codified in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification (the "Codification"). All significant intercompany accounts and transactions have been eliminated.

Reclassification of Previously Presented Balances

        Certain prior period amounts have been reclassified to conform to the current presentation. Specifically:

  •
  Interest expense is included with Interest income as a new caption of Net interest expense to better reflect our results due to growth in the Company's portfolio of interest-earning assets. Previously, Interest expense was included within Total expenses. This reclassification results in the presentation of Net interest expense.

        Following is a summary of the reclassifications:

	As reported		As previously reported		Reclassification
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2012	2011	2012	2011	2012	2011
	(in thousands)
Net interest expense:
Interest income	$6,354	$1,532	$6,354	$1,532	$—	$—
Interest expense	7,879	1,875	—	—	7,879	1,875

	$(1,525)	$(343)	$6,354	$1,532	$7,879	$1,875

        These reclassifications did not change previously reported income before provision for income taxes, provision for taxes, net income, reported consolidated balance sheet amounts including stockholders' equity, or consolidated cash flows.

  Principles of Consolidation

        The consolidated financial statements include the accounts of PennyMac and all of its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

  Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

  Fair Value

        The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Prices determined or determinable using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets and liabilities, interest rates, prepayment speeds, credit risk and other inputs.

  •
  Level 3—Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an asset or liability at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company's own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

        While management believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial statement items could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such items existed, or had such items been liquidated, and those differences could be material to the financial statements.

        Management incorporates lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. The Company uses discounted cash flow techniques to estimate fair value. These techniques incorporate forecasting of expected cash flows discounted at market discount rates that are intended to reflect the lack of liquidity in the market.

  Short-Term Investments

        Short-term investments, which represent investments in money market accounts with a depository institution, are carried at fair value. Changes in fair value are recognized in current period income. The Company classifies its short-term investments as "Level 1" fair value financial statement items.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

  Mortgage Loans Held for Sale at Fair Value

        Management has elected to account for mortgage loans held for sale at fair value, with changes in fair value recognized in current period income, to more timely reflect the Company's performance. All changes in fair value, including changes arising from the passage of time, are recognized as a component of Net gains on mortgage loans held for sale at fair value. The Company classifies most of the mortgage loans held for sale at fair value as "Level 2" fair value financial statement items. Certain of the Company's mortgage loans held for sale may not be readily saleable due to identified defects or delinquency. Such loans are classified as "Level 3" financial statement items.

  Sale Recognition

        The Company recognizes transfers of mortgage loans as sales when it surrenders control over the mortgage loans. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

  Interest Income Recognition

        Interest income on mortgage loans held for sale at fair value is recognized over the life of the loans using their contractual interest rates. Income recognition is suspended for loans when they become 90 days delinquent, or when, in management's opinion, a full recovery of interest and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current.

  Servicing Advances

        Servicing advances represent advances made on behalf of borrowers and the loans' investors to fund delinquent balances for property tax and insurance premiums and out of pocket costs (e.g., preservation and restoration of mortgaged or real estate owned property, legal fees, appraisals and insurance premiums). Servicing advances are made in accordance with the Company's servicing agreements and are deemed recoverable at the time of liquidation. These advances are periodically reviewed for collectability. Uncollectible amounts are written off when they are deemed uncollectible.

  Derivative Financial Instruments

        The Company is exposed to price risk relative to its mortgage loans held for sale as well as to the commitments it makes to loan applicants to originate or to PMT to acquire loans at specified interest rates ("interest rate lock commitments" or "IRLCs"). The Company bears price risk from the time a commitment to originate a loan is made to a borrower or to purchase a loan from PMT, to the time the mortgage loan is sold. During this period, the Company is exposed to losses if mortgage interest rates rise, because the value of the purchase commitment or mortgage loan held for sale decreases. The Company also is exposed to risk relative to the fair value of its mortgage servicing rights ("MSRs"). The Company is exposed to loss in value of its MSRs when interest rates decrease.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

        IRLCs are accounted for as derivative financial instruments. The Company manages the risk created by IRLCs relating to mortgage loans held for sale by entering into forward sale agreements to sell the mortgage loans and by the purchase and sale of mortgage-backed securities ("MBS") options and futures. Such agreements are also accounted for as derivative financial instruments. From time to time, these instruments are also used to manage the risk created by changes in prepayment speeds on certain of the MSRs the Company holds. The Company classifies its IRLCs as "Level 3" financial statement items and the derivative financial instruments it acquires to manage the risks created by IRLCs and mortgage loans held for sale as "Level 2" fair value financial statement items. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities.

        MSRs are generally subject to loss in value when market mortgage interest rates decrease. Decreasing market mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs, thereby reducing their value. Reductions in the value of these assets affect income primarily through change in fair value and impairment charges. For MSRs backed by mortgage loans with historically low interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of mortgage loans underlying MSRs.

        The Company accounts for its derivative financial instruments as free-standing derivatives. The Company does not designate its derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheet at fair value with changes in the fair values being reported in current period income. Changes in fair value of derivatives hedging IRLCs and mortgage loans held for sale at fair value are included in Net gains on mortgage loans held for sale at fair value in the Company's consolidated statements of income. For derivatives hedging MSRs, changes in fair value are included in Amortization, impairment and change in estimated fair value of mortgage servicing rights in the Company's consolidated statements of income.

        When the Company has multiple derivative instruments with the same counterparty under a master netting arrangement, it offsets the amounts recorded as assets and liabilities and amounts recognized for the right to reclaim cash collateral it has deposited with the counterparty or the obligation to return cash collateral it has collected from the counterparty arising from that master netting arrangement. Such offset amounts are presented as either a net asset or liability by counterparty on the Company's consolidated balance sheets.

  Carried Interest Due from Investment Funds

        The Company has a general partnership interest or other Carried Interest arrangement with the Investment Funds, and earns Carried Interest thereunder. Carried Interest, in general terms, is the share of any profits that the general partners receive as compensation. The Company determines the amount of Carried Interest to be recorded each period based on the cash flows that would be produced assuming termination of the Investment Funds agreements at period end. The allocation of profits between the Investment Funds and the Company is described under the Significant Accounting Policies caption Management Fees and Carried Interest, following.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

  Investment in PennyMac Mortgage Investment Trust at Fair Value

        Common shares of beneficial interest in PMT are carried at their fair value with changes in fair value recognized in current period income. Fair value for purposes of the Company's holdings in PMT is based on the published closing price of the shares as of period end. The Company classifies its investment in common shares of PMT as a "Level 1" fair value financial statement item.

  Mortgage Servicing Rights

        MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; supervising the acquisition of real estate in settlement of loans and property disposition. Real estate acquired in settlement of loans ("REO") represents real estate that collateralized the mortgage loans before the properties were acquired in settlement of loans.

        The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.19% to 0.57% annually on the remaining outstanding principal balances of the mortgage loans subject to the servicing contracts. The servicing fees are collected from the monthly payments made by the mortgagors. The Company is contractually entitled to receive other remuneration including rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges and loan prepayment penalties, and the Company is generally entitled to retain the interest earned on funds held pending remittance related to its collection of mortgagor payments. The Company also generally has the right to solicit the mortgagors for other products and services as well as for new mortgages for those considering refinancing or purchasing a new home.

        The Company recognizes MSRs initially at their estimated fair value, either as proceeds from sales of mortgage loans where the Company assumes the obligation to service the loan in the sale transaction, or from the purchase of MSRs. The Company's MSRs generally relate to either pools of distressed loans ("Distressed MSRs"), or pools of loans that were originated to borrowers with prime credit characteristics or are backed by government insurance. Accordingly, the assumptions used in the valuation are differentiated based on the higher expectation of the delinquency migration of the MSRs backed by distressed loans and significantly higher expected cost to service and advance payments for MSRs backed by the distressed loans.

        The Company's subsequent accounting for MSRs is based on the class of MSRs. The Company has identified three classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; MSRs backed by mortgage loans with initial interest rates of more than 4.5%; and purchased MSRs acquired in transactions financed in part through the financing of the right to receive excess servicing spread ("ESS") cash flows. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income. The Company distinguishes between these classes of MSRs due to the differing factors that can cause changes in prepayment speeds of the

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

underlying loans, which in turn cause changes in the fair value of the MSRs. MSRs purchased for which a financing in the form of ESS cash flows has been recorded are accounted for at fair value. The ESS financing at fair value is also accounted for at fair value to align the accounting for the MSR with the related liability.

        The fair value of MSRs is difficult to determine because MSRs are not actively traded in observable stand-alone markets. Considerable judgment is required to estimate the fair values of MSRs and the exercise of such judgment can significantly affect the Company's income. Therefore, the Company classifies its MSRs as "Level 3" fair value financial statement items.

        The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows. The inputs used in the Company's discounted cash flow model are based on market factors which management believes are consistent with assumptions and data used by market participants valuing similar MSRs.

        The key inputs used in the valuation of MSRs include mortgage prepayment speeds, cost to service the loans and discount rates. These inputs can, and generally do, change from period to period as market conditions change.

        MSRs are generally subject to loss in value when mortgage rates decline. Declining mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs, thereby reducing their value. Reductions in the value of these assets affect earnings primarily through change in fair value and impairment charges. For MSRs backed by mortgage loans with historically low interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of the underlying mortgage loans.

  MSRs Accounted for Using the Amortization Method

        The Company amortizes MSRs that are accounted for using the amortization method. MSR amortization is determined by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining projected net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each month using prepayment assumptions applicable at that time.

        MSRs accounted for using the amortization method are periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs decreases below the asset's carrying value (carrying value is the MSR's amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current-period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of impaired MSRs subsequently increases, the increase in value is recognized in current-period income. When an increase in value of MSR is recognized, the valuation allowance is adjusted to increase the carrying value of the MSRs only to the extent of the valuation allowance.

        For impairment evaluation purposes, the Company stratifies its MSRs by predominant risk characteristic when evaluating for impairment. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed-rate or adjustable-rate) and note rate. Fixed-rate loans are stratified into note rate pools of 50 basis points for note rates between 3.0% and 4.5% and a single pool for note rates below 3%. If the fair value of MSRs in any of the note rate pools is below the carrying value of the

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

MSRs for that pool, impairment is recognized to the extent of the difference between the estimated fair value and the carrying value, including the existing valuation allowance for that pool.

        Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

        Both amortization and changes in the amount of the MSR valuation allowance are recorded in current period income in Amortization, impairment and change in estimated fair value of mortgage servicing rights in the consolidated statements of income.

  MSRs Accounted for at Fair Value

        Changes in fair value of MSRs accounted for at fair value are recognized in current period income in Amortization, impairment and change in estimated fair value of mortgage servicing rights in the consolidated statements of income.

  Furniture, Fixtures, Equipment and Building Improvements

        Furniture, fixtures, equipment and building improvements are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the various classes of assets, which range from five to seven years for furniture and equipment and the lesser of the asset's estimated useful life or the remaining lease term for fixtures and building improvements.

  Capitalized Software

        The Company capitalizes certain consulting, payroll, and payroll-related costs related to computer software for internal use, and subsequently amortizes such costs over a period of five years using the straight-line method.

        The Company also periodically assesses long-lived assets including capitalized software for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If management identifies an indicator of impairment, it assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. No such impairment was recorded during the three years ended December 31, 2013.

  Restricted Cash

        Restricted cash represents deposits that serve as collateral for various agreements the Company has entered into, such as derivative margin account agreements. Restricted cash is included in Other assets in the Company's consolidated balance sheets. Management classifies restricted cash as a "Level 1" fair value financial statement item.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

  Mortgage Loans Sold Under Agreements to Repurchase

        The carrying value of mortgage loans sold under agreements to repurchase is based on the accrued cost of the agreements. The costs of creating the facilities underlying the agreements are recognized as deferred charges in Other assets and amortized to Interest expense over the term of the borrowing facility.

  Excess Servicing Spread Financing at Fair Value

        In conjunction with the Company's acquisition of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements which are treated as financings and are carried at estimated fair value with changes in fair value recognized in current period income. Under these agreements, the Company sold to PMT the right to receive ESS cash flows of certain MSRs. Management classifies ESS at fair value as a "Level 3" fair value financial statement item.

  Loans Eligible for Repurchase

        The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. As a result of this right, the Company records the mortgage loans in Loans eligible for repurchase and records a corresponding liability in Liability for loans eligible for repurchase on its balance sheet.

  Liability for Losses Under Representations and Warranties

        The Company's agreements with the Agencies include representations and warranties related to the loans the Company sells to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

        In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the Agency, or may become ineligible to receive any of the benefits provided by the insurer with respect to such mortgage loans. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company's credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender.

        The Company includes a provision for losses relating to the representations and warranties it makes as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates, the potential severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and periodically updates its liability estimate. The liability estimate is reviewed and approved by the Company's management credit committee.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

        The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans, The Company's representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance ("UPB") of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. Management believes the amount and range of reasonably possible losses in relation to the recorded liability is not material to the Company's financial condition or results of operations.

  Loan Servicing Fees

        Loan servicing fees and other remuneration are received by the Company for servicing residential mortgage loans. Loan servicing fees are recorded net of Agency guarantee fees paid by the Company. Loan servicing fees are recognized as earned over the life of the loans in the servicing portfolio.

  Stock-Based Compensation

        The Company's 2013 Equity Incentive Plan provides for awards of nonstatutory and incentive stock options ("Stock Options"), time-based restricted stock units, performance-based restricted stock units, stock appreciation rights, performance units and stock grants. The Company estimates the value of the Stock Options, time-based restricted stock units and performance-based restricted stock units awarded with reference to the value of its underlying common stock on the date of the award.

        Compensation costs are fixed, except for performance-based restricted stock units, at the estimated fair value as of the award date as all grantees are employees of PennyMac or directors of the Company. The Company amortizes the cost of time-based restricted stock unit awards to compensation expense over the vesting period using the graded vesting method. The Company amortizes performance-based restricted stock unit awards on the straight-line basis over the vesting period. Expense relating to awards is included in Compensation in the consolidated statements of income.

  Income Taxes

        As a result of the PennyMac recapitalization and reorganization, the Company expects to benefit from amortization and other tax deductions due to an increase in tax basis from the exchange of PennyMac Class A units. Those deductions will be allocated to the Company and will be taken into account in reporting the Company's taxable income. The Company has entered into an agreement with the unitholders of PennyMac that will provide for the additional payment by the Company to exchanging unitholders of PennyMac equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that PFSI realizes due to (i) increases in tax basis resulting from exchanges of the then-existing unitholders and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

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

        The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. A valuation allowance is established if, in management's judgment, it is not more likely than not that a deferred tax asset will be realized.

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

  Variable Interest Held in Unconsolidated Variable Interest Entities

        PMOFA is a general partner in the Master Fund. The Master Fund wholly owns PennyMac Mortgage Co. Funding, LLC ("Funding, LLC"), PennyMac Mortgage Co. Funding II, LLC ("Funding II, LLC), and PennyMac Mortgage Co, LLC ("Mortgage Co"). Funding, LLC and Funding II, LLC are each the majority interest holder in PennyMac Loan Trust 2010-NPL1, PennyMac Loan Trust 2011-NPL1 and PennyMac REO 2011-NPL1 (the "Trusts"), which in the case of the first entity holds the mortgage loans for Funding LLC and in the case of the latter two entities hold the mortgage loans for Funding II, LLC.

        PLS provides loan servicing to the Trusts as well as to Mortgage Co. The related party group constituting the Company and its affiliates (including PMOFA) has an equity interest in the Master Fund, the ultimate Parent of the Trusts, Mortgage Co, Funding, LLC and Funding II, LLC. The direct equity holders in the Trusts, Mortgage Co, Funding, LLC and Funding II, LLC, however, do not have power to direct operations of the respective entities and as such, both the Trusts and Mortgage Co are considered to be variable interest entities ("VIEs") as defined in the Consolidations topic of the Codification.

        The Company is not the primary beneficiary in these VIEs, given it does not represent the enterprise within the related party group that is most closely associated with these VIEs and, as such, the Company does not consolidate these VIEs. Exposure of loss to the related party group from the unconsolidated VIEs is limited to the contributed capital of the related party group in the Master Fund totaling $1,436,000 which represents the general partnership interest held by PMOFA in the Master Fund.

  Recent Accounting Pronouncements

        In December 2011, the FASB issued an Accounting Standards Update ("ASU"), ASU 2011-11, to the Balance Sheet topic of the Codification. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with the

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic of the Codification or (2) subject an enforceable master netting arrangement or similar agreement.

        The amendments in this ASU require the Company to disclose information about offsetting and related arrangement to enable users of financial statements to understand the effect of netting to an entity's financial position.

        In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The ASU clarifies that the scope applied to derivatives accounted for in accordance with the Derivatives and Hedging topic of the Codification, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic or subject to an enforceable master netting arrangement or similar agreement.

        The ASU amendment and the subsequent clarification of the amendment are effective for periods beginning on or after January 1, 2013, and must be shown for all periods shown on the balance sheet. The adoption of these ASU amendments did not have a material effect on the Company's financial condition or results of operations.

        In January 2014, the FASB issued ASU 2014-04, Troubled Debt Restructurings by Creditors to the Receivables topic of the Codification, which clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.

        ASU 2014-04 specifies that a creditor is considered to have received physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan only upon the occurrence of either of the following:

  a.
  The creditor obtains legal title to the residential real estate property upon completion of a foreclosure. A creditor may obtain legal title to the residential real estate property even if the borrower has redemption rights that provide the borrower with a legal right for a period of time after a foreclosure to reclaim the real estate property by paying certain amounts specified by law.

  b.
  The borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The deed in lieu of foreclosure or similar legal agreement is completed when agreed-upon terms and conditions have been satisfied by both the borrower and the creditor.

        ASU 2014-04 also requires the disclosure of the carrying value of REO and its recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for the Company for annual and interim periods within those annual periods, beginning after December 15, 2014.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

        An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity would apply the amendments in ASU 2014-04 by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. The adoption of ASU-2014-04 is not expected to be material to the financial statements of the Company.

Note 4—Transactions with Affiliates

  PennyMac Mortgage Investment Trust

  Management Fees

        Before February 1, 2013, under a management agreement, PennyMac received a base management fee from PMT. The base management fee was calculated at 1.5% per year of PMT's shareholders' equity. The management agreement also provided for a performance incentive fee, which was calculated at 20% per year of the amount by which PMT's "core earnings," on a rolling four-quarter basis and before the incentive fee, exceeded an 8% "hurdle rate" as defined in the management agreement. PennyMac did not earn a performance incentive fee before February 1, 2013.

        Effective February 1, 2013, the management agreement was amended to provide that:

  •
  The base management fee is calculated quarterly and is equal to the sum of (i) 1.5% per year of PMT's shareholders' equity up to $2 billion, (ii) 1.375% per year of shareholders' equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT's shareholders' equity in excess of $5 billion.

  •
  The performance incentive fee is calculated at a defined annualized percentage of the amount by which PMT's "net income," on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of return on "equity."

    The performance incentive fee is calculated quarterly and is equal to the sum of: (a) 10% of the amount by which PMT's net income for the quarter exceeds (i) an 8% return on equity plus the "high watermark," up to (ii) a 12% return on PMT's equity; plus (b) 15% of the amount by which PMT's net income for the quarter exceeds (i) a 12% return on PMT's equity plus the "high watermark," up to (ii) a 16% return on PMT's equity; plus (c) 20% of the amount by which PMT's net income for the quarter exceeds a 16% return on equity plus the "high watermark."

    For the purpose of determining the amount of the performance incentive fee:

    "Net income" is defined as net income or loss computed in accordance with U.S. GAAP and certain other non-cash charges determined after discussions between the Company and PMT's independent trustees and approval by a majority of PMT's independent trustees.

    "Equity" is the weighted average of the issue price per common share of all of PMT's public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the four-quarter period.

    The "high watermark" starts at zero and is adjusted quarterly. The quarterly adjustment reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Affiliates (Continued)

    exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS yield (the "target yield") for the four quarters then ended. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for the Company to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT's net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned.

        The base management fee and the performance incentive fee are both receivable quarterly in arrears. The performance incentive fee may be paid in cash or in PMT's common shares (subject to a limit of no more than 50% paid in common shares), at PMT's option.

        Following is a summary of the management fees earned from PMT:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Management fees:
Base	$19,644	$12,436	$6,740
Performance incentive	12,766	—	—

	$32,410	$12,436	$6,740

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

  •
  Servicing fee rates for nonperforming loans ranged between 50 and 100 basis points per year on the UPB of the mortgage loans serviced on PMT's behalf. PennyMac was also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event PennyMac either effected a refinancing of a loan on PMT's behalf and not through a third party lender and the resulting

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Affiliates (Continued)

    loan was readily saleable, or originated a loan to facilitate the disposition of real estate that PMT had acquired in settlement of a loan, PennyMac was entitled to receive from PMT market-based fees and compensation.

  •
  For mortgage loans serviced by PMT as a result of acquisitions and sales with servicing rights retained in connection with PMT's correspondent lending business, PennyMac was entitled to base subservicing fees and other customary market-based fees and charges as described above.

        Effective February 1, 2013, the servicing agreement was amended to provide for servicing fees payable to the Company that changed from being based on a percentage of the loan's UPB to fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO.

  •
  The base servicing fee rates for distressed whole mortgage loans are charged based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or the related underlying real estate. Presently, the base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $125 per month for mortgage loans that are severely delinquent and in foreclosure.

  •
  The base servicing fee rates for non-distressed mortgage loans subserviced by the Company on PMT's behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each mortgage loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates for mortgage loans subserviced on PMT's behalf are $7.50 per month for fixed-rate mortgage loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these mortgage loans become delinquent, the Company is entitled to an additional servicing fee per mortgage loan falling within a range of $10 to $75 per month based on the delinquency, bankruptcy and foreclosure status of the mortgage loan or the related underlying real estate.

  •
  The Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because PMT does not have any employees or infrastructure. For these services, the Company receives a supplemental fee of $25 per month for each distressed whole mortgage loan and $3.25 per month for each non-distressed subserviced mortgage loan. With respect to non-distressed subserviced mortgage loans, the supplemental fee is subject to a cap of $700,000 per quarter. The Company is also entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in performance of its servicing obligations.

  •
  The Company, on behalf of PMT, currently participates in the Home Affordable Modification Program ("HAMP") of the U.S. Department of the Treasury and U.S. Department of Housing and Urban Development ("HUD") (and other similar mortgage loan modification programs). HAMP establishes standard loan modification guidelines for "at risk" homeowners and provides incentive payments to certain participants, including mortgage loan servicers, for achieving modifications and successfully remaining in the program. The mortgage loan servicing agreement entitles the Company to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to the Company under HAMP in connection with a mortgage loan modification for which PMT

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Affiliates (Continued)

    previously paid the Company a modification fee, the Company shall reimburse PMT an amount equal to the incentive payments.

        The Company also remains entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to loans it services for PMT.

        Following is a summary of mortgage loan servicing fees earned from PMT:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Loan servicing fees:
Base	$26,993	$14,332	$9,740
Activity-based	12,420	4,276	3,464

	$39,413	$18,608	$13,204

        The term of the servicing agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

  Correspondent Lending

        Before February 1, 2013, PMT paid PennyMac a fulfillment fee of 50 basis points of the UPB of mortgage loans sold to non-affiliates where PMT is approved or licensed to sell to such non-affiliate. Effective February 1, 2013, the mortgage banking and warehouse services agreement provides for a fulfillment fee paid to the Company based on the type of mortgage loan that PMT acquires. The fulfillment fee is equal to a percentage of the UPB of mortgage loans purchased by PMT, with the addition of potential fee rate discounts applicable to PMT's monthly purchase volume in excess of designated thresholds. The Company has also agreed to provide such services exclusively for PMT's benefit, and the Company and its affiliates are prohibited from providing such services for any other third party.

        Presently, the applicable fulfillment fee percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans salable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, (iii) 0.80% for the U.S. Department of the Treasury and HUD's Home Affordable Refinance Program ("HARP") mortgage loans with a loan-to-value ratio of 105% or less, (iv) 1.20% for HARP mortgage loans with a loan-to-value ratio of more than 105%, and (v) 0.50% for all other mortgage loans not contemplated above; provided, however, that the Company may, in its sole discretion, reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction may only be credited to the reimbursement applicable to the month in which the related mortgage loan was funded.

        In the event that PMT purchases mortgage loans with an UPB in any month totaling more than $2.5 billion and less than $5 billion, the Company has agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of UPB in excess of $2.5 billion and (iii) the percentage of the total UPB relating to mortgage loans for

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Affiliates (Continued)

which the Company collected fulfillment fees in such month. In the event PMT purchases mortgage loans with an total UPB in any month greater than $5 billion, the Company has agreed to further discount the amount of fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.05%, (ii) the amount of UPB in excess of $5 billion and (iii) the percentage of the total UPB relating to mortgage loans for which the Company collected fulfillment fees in such month.

        PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking and warehouse services agreement, the Company currently purchases loans salable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide "as is" and without recourse of any kind to PMT at its cost less fees collected by PMT from the seller, plus accrued interest and a sourcing fee of three basis points.

        In consideration for the mortgage banking services provided by the Company with respect to PMT's acquisition of mortgage loans under PLS's early purchase program, the Company is entitled to fees (i) accruing at a rate equal to $25,000 per year per early purchase facility administered by the Company, and (ii) in the amount of $50 for each mortgage loan PMT acquires. In consideration for the warehouse services provided by the Company with respect to mortgage loans that PMT finances for its warehouse lending clients, with respect to each facility, the Company is entitled to fees (i) accruing at a rate equal to $25,000 per year, and (ii) in the amount of $50 for each mortgage loan that PMT finances thereunder. Where PMT has entered into both an early purchase agreement and a warehouse lending agreement with the same client, the Company shall only be entitled to one $25,000 per year fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per mortgage loan fee.

        The term of the mortgage banking and warehouse services agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

        Following is a summary of correspondent lending activity between the Company and PMT:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Fulfillment fee revenue	$79,712	$62,906	$1,747
UPB of loans fulfilled for PMT	$15,225,153	$13,028,375	$505,317
Sourcing fees paid	$4,611	$2,505	$166
Fair value of loans purchased from PMT	$16,113,806	$8,864,264	$577,852

  MSR Recapture Agreement

        Pursuant to the terms of a MSR recapture agreement, as amended, if the Company refinances through its retail lending business mortgage loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey to one of PMT's wholly-owned subsidiaries, without cost to PMT, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have a total UPB that is not less than 30% of the total UPB of all the mortgage loans so originated.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Affiliates (Continued)

        Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair market value instead of transferring such MSRs. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods. The Company recorded MSR recapture totaling $709,000 for the year ended December 31, 2013 as a component of Gain on mortgage loans held for sale.

  Spread Acquisition and MSR Servicing Agreements

        Effective February 1, 2013, the Company entered into a master spread acquisition and MSR servicing agreement (the "2/1/13 Spread Acquisition Agreement"), pursuant to which it may sell to PMT or one of its wholly owned subsidiaries the rights to receive certain ESS from MSRs acquired by the Company from banks and other third party financial institutions. The Company is generally required to service or subservice the related mortgage loans for the applicable agency or investor. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

        To the extent the Company refinances any of the mortgage loans relating to the ESS sold to PMT, the 2/1/13 Spread Acquisition Agreement contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. To the extent the fair value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair value instead of transferring such ESS.

        On December 30, 2013, the Company entered into a second master spread acquisition and MSR servicing agreement with PMT (the "12/30/13 Spread Acquisition Agreement"). The terms of the 12/30/13 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that the Company only intends to sell ESS relating to Ginnie Mae MSRs under the 12/30/13 Spread Acquisition Agreement.

        To the extent the Company refinances any of the mortgage loans relating to the ESS it sells to PMT, the 12/30/13 Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the 12/30/13 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the 12/30/13 Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair value instead of transferring such ESS.

        In connection with the Company's entry into the 12/30/13 Spread Acquisition Agreement, it was also required to amend the terms of its loan and security agreement (the "LSA") with Credit Suisse

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Affiliates (Continued)

First Boston Mortgage Capital LLC ("CSFB"), pursuant to which the Company pledged to CSFB all of its rights and interests in the Ginnie Mae MSRs it owns or acquires, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and the Company. Separately, as a condition to permitting the Company to transfer to PMT the ESS relating to a portion of the Company's pledged Ginnie Mae MSRs, CSFB required PMT to enter into a Security and Subordination Agreement (the "Security Agreement"), pursuant to which PMT pledged to CSFB its rights under the 12/30/13 Spread Acquisition Agreement and its interest in any ESS purchased thereunder. CSFB's lien on the ESS remains subordinate to the rights and interests of Ginnie Mae pursuant to the provisions of the 12/30/13 Spread Acquisition Agreement and the terms of the acknowledgement agreement.

        The Security Agreement permits CSFB to liquidate PMT's ESS along with the related MSRs to the extent there exists an event of default under the LSA, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of PMT's credit facilities, that would require the Company to either (i) repay in full the outstanding loan amount under the LSA or (ii) repurchase the ESS from PMT at fair value. To the extent the Company is unable to repay the loan under the LSA or repurchase the ESS, an event of default would exist under the LSA, thereby entitling CSFB to liquidate the ESS and the related MSRs. In the event the ESS is liquidated as a result of certain actions or inactions of the Company, PMT generally would be entitled to seek indemnity from the Company under the 12/30/13 Spread Acquisition Agreement.

  Payable to Exchanged Private National Mortgage Acceptance Company, LLC Unitholders Under Tax Receivable Agreement

        As discussed in Note 1, the Company entered into a tax receivable agreement with PennyMac's existing unitholders on the date of the IPO that will provide for the payment by PFSI to PennyMac's exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis resulting from exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges during the period, the Company has recorded a $71.1 million liability and has not made a payment under the tax sharing agreement as of December 31, 2013.

  Other Transactions

        In connection with the IPO of PMT's common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse the Company for the $2.9 million payment that it made to the underwriters in such offering (the "Conditional Reimbursement") if PMT satisfied certain performance measures over a specified period of time. Effective February 1, 2013, PMT amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company received payments from PMT totaling $944,000 during the year ended December 31, 2013.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Affiliates (Continued)

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

        PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$10,989	$4,183	$4,086
Expenses incurred on PMT's behalf	4,638	3,146	2,219

	$15,627	$7,329	$6,305

Payments and settlements during the year(1)	$121,230	$85,554	$12,656

(1)
Payments and settlements include payments for management fees and correspondent lending activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

        Amounts due from PMT are summarized below:

	December 31,
	2013	2012
	(in thousands)
Management fees	$8,924	$4,499
Servicing fees	5,915	3,670
Allocated expenses	2,009	1,106
Underwriting fees	1,788	2,941
Loan purchases	—	4,475

	$18,636	$16,691

        The Company also holds an investment in PMT in the form of 75,000 common shares of beneficial interest as of December 31, 2013 and December 31, 2012. The shares had fair values of $1.7 million and $1.9 million as of December 31, 2013 and December 31, 2012, respectively.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Affiliates (Continued)

  Investment Funds

        Amounts due from the Investment Funds are summarized below:

	December 31,
	2013	2012
	(in thousands)
Receivable from Investment Funds:
Management fees	$2,031	$2,164
Loan servicing fees	727	1,052
Loan servicing rebate	136	(239)
Expense reimbursements	21	695

	$2,915	$3,672

Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$37,702	$29,785
PNMAC Mortgage Opportunity Fund Investors, LLC	23,440	17,938

	$61,142	$47,723

        Amounts due to the Investment Funds totaling $36.9 million and $36.8 million represent amounts advanced by the Investment Funds to fund servicing advances made by the Company as of December 31, 2013 and December 31, 2012, respectively.

Note 5—Earnings Per Share of Common Stock

        Basic earnings per share of common stock is determined using net income attributable to the Company's common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is determined by dividing net income attributable to the Company's common stockholders by the weighted-average of shares of common stock outstanding, assuming all potentially dilutive shares of common stock were issued.

        The Company applies the treasury stock method to determine the dilutive weighted-average shares of common stock represented by the unvested stock-based awards and the exchangeable PennyMac Class A units. The diluted earnings per share calculation assumes the exchange of these PennyMac Class A units for shares of common stock. Accordingly, earnings attributable to the Company's common stockholders is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the income taxes applicable to the shares assumed to be exchanged.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Earnings Per Share of Common Stock (Continued)

        The following table summarizes the basic and diluted earnings per share calculations:

Year ended December 31, 2013
(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$14,400

Weighted-average common stock shares outstanding	17,311

Basic earnings per share of common stock	$0.83

Diluted earnings per share of common stock:
Net income	$14,400
Effect of net income attributable to noncontrolling interest, net of tax	47,838

Diluted net income attributable to common stockholders	$62,238

Weighted-average shares outstanding	17,311
Dilutive shares:
PennyMac Class A common units exchangeable to common stock	58,553
Shares issuable under stock-based compensation plans	28

Diluted weighted-average common stock shares outstanding	75,892

Diluted earnings per share of common stock	$0.82

Note 6—Loan Sales and Servicing Activities

        The Company purchases and sells mortgage loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

        The following table summarizes cash flows between the Company and transferees upon sale of mortgage loans in transactions where the Company maintains continuing involvement with the

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Loan Sales and Servicing Activities (Continued)

mortgage loans (primarily the obligation to service the loans on behalf of the loans' owners or owners' agents):

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows:
Sales proceeds	$17,006,460	$9,123,645	$655,724
Servicing fees received	$56,066	$11,197	$163
Net servicing advances	$4,207	$7,818	$538
Year end information:
UPB of loans outstanding at year end	$23,640,261	$9,847,509	$696,521
Delinquencies:
30 - 89 days	$410,927	$137,827	$5,272
90 days or more or in foreclosure or bankruptcy	$143,022	$54,795	$813

        The Company's mortgage servicing portfolio is summarized as follows:

	December 31, 2013
	Servicing rights owned	Contract servicing and subservicing	Total loans serviced
	(in thousands)
Agencies	$44,969,026	$—	$44,969,026
Affiliated entities	—	31,632,718	31,632,718
Private investors	969,794	89,361	1,059,155
Mortgage loans held for sale	506,540	—	506,540

	$46,445,360	$31,722,079	$78,167,439

Amount subserviced for the Company	$156,347	$582,610	$738,957

Delinquent mortgage loans:
30 days	$1,304,054	$263,518	$1,567,572
60 days	346,912	112,275	459,187
90 days or more	605,555	1,416,498	2,022,053

	2,256,521	1,792,291	4,048,812
Loans pending foreclosure	168,776	1,792,128	1,960,904

	$2,425,297	$3,584,419	$6,009,716

Custodial funds managed by the Company(1)	$568,161	$246,587	$814,748

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Loan Sales and Servicing Activities (Continued)

	December 31, 2012
	Servicing rights owned	Contract servicing and subservicing	Total loans serviced
	(in thousands)
Agencies	$9,860,284	$—	$9,860,284
Affiliated entities	—	16,552,939	16,552,939
Private investors	1,321,584	—	1,321,584
Mortgage loans held for sale	417,742	—	417,742

	$11,599,610	$16,552,939	$28,152,549

Amount subserviced for the Company	$45,562	$375,818	$421,380

Delinquent mortgage loans:
30 days	$191,884	$187,653	$379,537
60 days	60,886	122,564	183,450
90 days or more	112,847	851,851	964,698

	365,617	1,162,068	1,527,685
Loans pending foreclosure	75,329	1,290,687	1,366,016

	$440,946	$2,452,755	$2,893,701

Custodial funds managed by the Company(1)	$263,562	$150,080	$413,642

(1)
Borrower and investor custodial cash accounts relate to loans serviced under the servicing agreements and are not recorded on the Company's consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the loans' investors, which is recorded as part of the interest income in the Company's consolidated statements of income.

        Following is a summary of the geographical distribution of loans included in the Company's servicing portfolio for the top five and all other states as measured by the total UPB:

	December 31,
State	2013	2012
	(in thousands)
California	$30,320,616	$10,696,508
Texas	4,470,123	1,223,382
Virginia	3,769,683	*
Florida	3,416,274	1,385,286
Washington	2,760,900	1,143,849
Colorado	*	1,299,295
All other states	33,429,843	12,404,229

	$78,167,439	$28,152,549

*
State did not represent a top five state as of the respective date.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Loan Sales and Servicing Activities (Continued)

        Certain of the loans serviced by the Company are subserviced on the Company's behalf by other mortgage loan servicers. Loans are subserviced for the Company when the loans are secured by property in the State of Massachusetts where the Company is not licensed and a license is required to perform such services, or on a transitional basis for loans where the Company has obtained the rights to service the loans but servicing of the loans has not yet transferred to the Company's servicing system.

Note 7—Netting of Financial Instruments

        The Company uses derivative financial instruments to manage exposure to interest rate risk for the IRLCs it makes to purchase or originate mortgage loans at specified interest rates, its inventory of mortgage loans held for sale and MSRs. The Company has elected to setoff derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a master netting arrangement that is legally enforceable on all counterparties in the event of default. The derivatives that are not subject to a master netting arrangement are IRLCs.

        Following are summaries of derivative assets and related setoff amounts. As of December 31, 2013 and December 31, 2012, the Company was not party to reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following table.

Offsetting of Derivative Assets

	December 31, 2013			December 31, 2012
	Gross amount of recognized assets	Gross amount offset in the balance sheet	Net amount of assets in the balance sheet	Gross amount of recognized assets	Gross amount offset in the balance sheet	Net amount of assets in the balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$665	$—	$665	$967	$—	$967
MBS call options	91	—	91	—	—	—
Forward purchase contracts	416	—	416	1,645	—	1,645
Forward sale contracts	18,762	—	18,762	1,818	—	1,818
Netting	—	(7,358)	(7,358)	—	(1,091)	(1,091)

	19,934	(7,358)	12,576	4,430	(1,091)	3,339
Derivatives not subject to master netting arrangements—IRLCs	8,964	—	8,964	23,951	—	23,951

	$28,898	$(7,358)	$21,540	$28,381	$(1,091)	$27,290

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Netting of Financial Instruments (Continued)

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

        The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	December 31, 2013				December 31, 2012
		Gross amount not offfset in the consolidated balance sheet				Gross amount not offset in the consolidated balance sheet
	Net amount of assets in the balance sheet				Net amount of assets in the balance sheet
		Financial instruments	Cash collateral received	Net amount		Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$8,964	$—	$—	$8,964	$23,951	$—	$—	$23,951
Credit Suisse First Boston Mortgage Capital LLC	2,149	—	—	2,149	—	—	—	—
Bank of America, N.A.	1,680	—	—	1,680	1,782	—	—	1,782
Morgan Stanley Bank, N.A.	1,704	—	—	1,704	—	—	—	—
Daiwa Capital Markets	1,190	—	—	1,190	—	—	—	—
Citibank, N.A.	—	—	—	—	522	—	—	522
Other	5,853	—	—	5,853	1,035	—	—	1,035

	$21,540	$—	$—	$21,540	$27,290	$—	$—	$27,290

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Netting of Financial Instruments (Continued)

Offsetting of Derivative Liabilities and Financial Liabilities

        Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related setoff amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The assets sold under agreements to repurchase do not qualify for setoff accounting.

	December 31, 2013			December 31, 2012
	Gross amount of recognized liabilities	Gross amount offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet	Gross amount of recognized liabilities	Gross amount offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet
	(in thousands)
Derivatives subject to a master netting arrangement:
Forward purchase contracts	$6,542	$—	$6,542	$389	$—	$389
Forward sale contracts	504	—	504	1,894	—	1,894
Netting	—	(6,787)	(6,787)	—	(1,785)	(1,785)

	7,046	(6,787)	259	2,283	(1,785)	498
Derivatives not subject to a master netting arrangement—IRLCs	2,203	—	2,203	11	—	11

Total derivatives	9,249	(6,787)	2,462	2,294	(1,785)	509

Mortgage loans sold under agreements to repurchase	471,592	—	471,592	393,534	—	393,534

	$480,841	$(6,787)	$474,054	$395,828	$(1,785)	$394,043

Derivative Liabilities, Financial Liabilities, and Collateral Held by Counterparty

        The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that does not qualify under the accounting guidance for setoff accounting.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Netting of Financial Instruments (Continued)

All assets sold under agreements to repurchase are secured by sufficient collateral or exceed the liability amount recorded on the consolidated balance sheets.

	December 31, 2013				December 31, 2012
		Gross amount not offset in the consolidated balance sheet				Gross amount not offset in the consolidated balance sheet
	Net amount of liabilities in the consolidated balance sheet				Net amount of liabilities in the consolidated balance sheet
		Financial instruments	Cash collateral pledged	Net amount		Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$2,203	$—	$—	$2,203	$11	$—	$—	$11
Bank of America, N.A.	234,511	(234,511)	—	—	150,082	(150,082)	—	—
Credit Suisse First Boston Mortgage Capital LLC	198,888	(198,888)	—	—	122,443	(122,252)	—	191
Morgan Stanley Bank, N.A.	38,193	(38,193)	—	—	53	—	—	53
Citibank, N.A.	—	—	—	—	121,200	(121,200)	—	—
Other	259	—	—	259	254	—	—	254

	$474,054	$(471,592)	$—	$2,462	$394,043	$(393,534)	$—	$509

Note 8—Fair Value

        The Company's consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. The application of fair value estimates may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its estimated fair value as discussed in the following paragraphs.

  Fair Value Accounting Elections

        Management identified all of its non-cash financial assets and its originated MSRs relating to loans with initial interest rates of more than 4.5% and MSRs purchased subject to ESS financing to be accounted for at estimated fair value so changes in fair value will be reflected in results of operations as they occur and more timely reflect the results of the Company's performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSR's fair value risk.

        For originated MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5%, management has concluded that such assets present different risks to the Company than originated MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management's risk management efforts relating to these assets are aimed at mainly moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets' values. Management has identified these assets for accounting using the amortization method.

        Management's risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at mainly moderating the effects of changes in interest rates on the assets' values. At times during the year ended December 31, 2013, a portion of the IRLCs, the fair value, which typically increases when prepayment speeds increase, were used to

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

moderate the effect of changes in fair value of MSRs, which typically decreases as prepayment speeds increase.

  Financial Statement Items Measured at Fair Value on a Recurring Basis

        Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$142,582	$—	$—	$142,582
Mortgage loans held for sale at fair value	—	527,071	3,933	531,004
Derivative assets:
Interest rate lock commitments	—	—	8,964	8,964
Forward purchase contracts	—	416	—	416
Forward sales contracts	—	18,762	—	18,762
MBS put options	—	665	—	665
MBS call options	—	91	—	91

Total derivative assets before netting	—	19,934	8,964	28,898
Netting(1)	—	—	—	(7,358)

Total derivative assets	—	19,934	8,964	21,540
Investment in PennyMac Mortgage Investment Trust	1,722	—	—	1,722
Mortgage servicing rights at fair value	—	—	224,913	224,913

	$144,304	$547,005	$237,810	$921,761

Liabilities:
Excess servicing spread financing at fair value to PennyMac Mortgage Investment Trust	$—	$—	$138,723	$138,723
Derivative liabilities:
Interest rate lock commitments	—	—	2,203	2,203
Forward purchase contracts	—	6,542	—	6,542
Forward sales contracts	—	504	—	504

Total derivative liabilities before netting	—	7,046	2,203	9,249
Netting(1)	—	—	—	(6,787)

Total derivative liabilities	—	7,046	2,203	2,462

	$—	$7,046	$140,926	$141,185

(1)
Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met,

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

  positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$53,164	$—	$—	$53,164
Mortgage loans held for sale at fair value	—	448,384	—	448,384
Derivative assets:
Interest rate lock commitments	—	—	23,951	23,951
Forward purchase contracts	—	1,645	—	1,645
Forward sales contracts	—	1,818	—	1,818
MBS put options	—	967	—	967

Total derivative assets before netting	—	4,430	23,951	28,381
Netting(1)	—	—	—	(1,091)

Total derivative assets	—	4,430	23,951	27,290
Investment in PennyMac Mortgage Investment Trust	1,897	—	—	1,897
Mortgage servicing rights at fair value	—	—	19,798	19,798

	$55,061	$452,814	$43,749	$550,533

Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$11	$11
Forward purchase contracts	—	389	—	389
Forward sales contracts	—	1,894	—	1,894

Total derivative liabilities before netting	—	2,283	11	2,294
Netting(1)	—	—	—	(1,785)

Net derivative liabilities	$—	$2,283	$11	$509

(1)
Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the setoff of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

        As shown above, certain of the Company's mortgage loans held for sale at fair value, MSRs at fair value, IRLCs, and ESS financing at fair value are measured using Level 3 inputs. Following is a roll

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

forward of these items for the three years ended December 31, 2013 where Level 3 significant inputs were used on a recurring basis:

	Year ended December 31, 2013
	Mortgage loans held for sale	Net interest rate lock commitments(1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$—	$23,940	$19,798	$43,738
Repurchases of mortgage loans subject to representations and warranties	5,529	—	—	5,529
Repayments	(1,364)	—	—	(1,364)
Interest rate lock commitments issued, net	—	101,179	—	101,179
MSRs resulting from purchases	—	—	195,871	195,871
MSRs resulting from loan sales	—	—	14,636	14,636
Sales	—	—	(550)	(550)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	(232)	(15,682)	(4,842)	(20,756)

	(232)	(15,682)	(4,842)	(20,756)

Transfers of interest rate lock commitments to mortgage loans held for sale	—	(102,676)	—	(102,676)

Balance, December 31, 2013	$3,933	$6,761	$224,913	$235,607

Changes in fair value recognized during the period relating to assets still held at December 31, 2013	$(390)	$6,761	$(4,842)

(1)
For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Excess servicing spread financing
(in thousands)
Liability:
Balance, December 31, 2012	$—
Proceeds received from financing of excess servicing spread	139,028
Accrual of interest on excess servicing spread financing	1,348
Repayments	(4,076)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	2,423

2,423

Balance, December 31, 2013	$138,723

Changes in fair value recognized during the period relating to liability still held at December 31, 2013	$2,423

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

	Year ended December 31, 2012
	Net interest rate lock commitments(1)	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2011	$7,905	$25,698	$33,603
Interest rate lock commitments issued, net	167,066	—	167,066
MSRs resulting from loan sales	—	774	774
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk			—
Other factors	—	(6,674)	(6,674)

	—	(6,674)	(6,674)

Transfers of interest rate lock commitments to mortgage loans held for sale	(151,031)	—	(151,031)

Balance, December 31, 2012	$23,940	$19,798	$43,738

Changes in fair value recognized during the period relating to assets still held at December 31, 2012	$23,940	$(6,674)

(1)
For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Year ended December 31, 2011
	Net interest rate lock commitments(1)	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2010	$(13)	$31,957	$31,944
Interest rate lock commitments issued, net	18,436	—	18,436
MSRs resulting from purchases	—	1,352	1,352
MSRs resulting from loan sales	—	1,696	1,696
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk			—
Other factors	—	(9,307)	(9,307)

	—	(9,307)	(9,307)

Transfers of interest rate lock commitments to mortgage loans held for sale	(10,518)	—	(10,518)

Balance, December 31, 2011	$7,905	$25,698	$33,603

Changes in fair value recognized during the period relating to assets still held at December 31, 2011	$7,905	$(9,307)

(1)
For the purpose of this table, the interest rate lock asset and liability positions are shown net.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

Mortgage loans sold under agreements to repuchase at fair value
(in thousands)
Liabilities:
Balance, December 31, 2010	$13,289
Changes in fair value included in income	—
Sales	57,908
Assumption of agreements pursuant purchase from affiliate of mortgage loans subject to agreements to repurchase	62,989
Repurchases	(134,186)

Balance, December 31, 2011	$—

Changes in fair value recognized during the year relating to liabilities still held at December 31, 2011	$—

        The information used in the preceding roll forwards represents activity for any financial statement items identified as using Level 3 significant inputs at either the beginning or the end of the periods presented. The Company had no transfers in or out among the levels other than transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans.

        Net gains (losses) from changes in estimated fair values included in earnings for financial statement items carried at estimated fair value as a result of management's election of the fair value option are summarized below:

	Year ended December 31,
	2013			2012			2011
	Net gains on mortgage loans held for sale at fair value	Net servicing income	Total	Net gains on mortgage loans held for sale at fair value	Net servicing income	Total	Net gains on mortgage loans held for sale at fair value	Net servicing income	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$49,559	$—	$49,559	$171,236	$—	$171,236	$13,029	$—	$13,029
Mortgage servicing rights at fair value	—	(4,842)	(4,842)	—	(6,674)	(6,674)	—	(9,307)	(9,307)

	$49,559	$(4,842)	$44,717	$171,236	$(6,674)	$164,562	$13,029	$(9,307)	$3,722

Liabilities:
Mortgage loans sold under agreements to repurchase	$—	$—	$—	$—	$—	$—	$—	$—	$—
Excess servicing spread financing at fair value to PennyMac Mortgage Investment Trust	—	(2,423)	(2,423)	—	—	—	—	—	—

	$—	$(2,423)	$(2,423)	$—	$—	$—	$—	$—	$—

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

        Following are the fair value and related principal amounts due upon maturity of assets and liabilities accounted for under the fair value option:

	December 31, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$524,665	$504,705	$19,960
90 days or more delinquent:
Not in foreclosure	5,567	5,479	88
In foreclosure	772	660	112

	$531,004	$510,844	$20,160

	December 31, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$447,889	$418,650	$29,239
90 days or more delinquent:
Not in foreclosure	288	390	(102)
In foreclosure	207	233	(26)

	$448,384	$419,273	$29,111

  Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

        Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$136,690	$136,690

	$—	$—	$136,690	$136,690

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$51,180	$51,180

	$—	$—	$51,180	$51,180

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

        The following table summarizes the total gains (losses) on assets measured at estimated fair values on a nonrecurring basis:

	December 31,
	2013	2012
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(1,643)	$(2,908)

	$(1,643)	$(2,908)

  Fair Value of Financial Instruments Carried at Amortized Cost

        The Company's Cash as well as its Mortgage loans sold under agreements to repurchase, Note payable, Carried Interest due from Investment Funds, and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

        Cash is measured using "Level 1" significant inputs. The Company's borrowings carried at amortized cost do not have active markets or observable inputs and the fair value is measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as "Level 3" financial statement items as of December 31, 2013 and December 31, 2012 due to the lack of current market activity and the Company's reliance on unobservable inputs to estimate the fair value.

        Management has concluded that the carrying value of the Carried Interest due from Investment Funds approximates its fair value as the balance represents the amount distributable to the Company at the balance sheet date assuming liquidation of the Investment Funds. Management has concluded that the estimated fair value of the Note payable approximates the agreements' carrying value due to the agreement's short term and variable interest rate.

        The Company also carries the receivable from and payable to the Advised Entities at cost. Management has concluded that the estimated fair value of such balances approximates the carrying value due to the short terms of such balances.

  Valuation Techniques and Assumptions

        Most of the Company's financial assets as well as its ESS are carried at fair value with changes in fair value recognized in current period income. Certain of the Company's financial assets and all of its MSRs and ESS are "Level 3" financial statement items which require the use of significant unobservable inputs in the estimation of the items' fair values. Unobservable inputs reflect the Company's own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

        The Company's Financial Analysis and Valuation group (the "FAV group"), which is responsible for valuing and monitoring the Company's investment portfolios and maintenance of its valuation policies and procedures, estimates the fair values of "Level 3" investment instruments.

        The FAV group reports to the Company's senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company's

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

"Level 3" financial statement items, including the models' performance versus actual results and reports those results to the Company's senior management valuation committee. The results developed in the FAV group's monitoring activities may be used to calibrate subsequent projections used for valuation.

        The FAV group is responsible for reporting to the Company's senior management valuation committee on a monthly basis on the changes in the valuation of the portfolio, including major factors affecting the valuation and any changes in model methods and assumptions. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

        Following is a description of the techniques and assumptions used in estimating the fair values of "Level 2" and "Level 3" fair value financial statement items:

  Mortgage Loans Held for Sale

        Most of the Company's mortgage loans held for sale at fair value are salable into active markets and are therefore categorized as "Level 2" fair value financial statement items and their fair values are estimated using their quoted market or contracted price or market price equivalent.

        Certain of the Company's mortgage loans may become non-salable into active markets due to identification of a defect by the Company or to the repurchase of a mortgage loan with an identified defect. Because such loans are generally not salable into active mortgage markets, they are classified as "Level 3" financial statement items. The significant unobservable inputs used in the fair value measurement of the Company's "non-salable" mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans' fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

        The Company did not hold "Level 3" mortgage loans held for sale at fair value before 2013. Following is a quantitative summary of key inputs used in the valuation of "Level 3" mortgage loans held for sale at fair value:

December 31, 2013
Key inputs	Range (Weighted average)
Discount rate	7.8% - 13.4%
(8.9%)
Twelve-month projected housing price index change	4.5% - 4.7%
(4.6%)
Prepayment speed(1)	1.6% - 5.1%
(4.4%)
Total prepayment speed(2)	2.9% - 5.2%
(4.7%)

(1)
Prepayment speed is measured using Life Voluntary CPR.

(2)
Total prepayment speed is measured using Life Total CPR.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

        Changes in fair value attributable to changes in instrument-specific credit risk are measured by the change in the respective loan's delinquency status at period-end from the later of the beginning of the year or acquisition date. Changes in fair value of IRLCs are included in Net gains on mortgage loans held for sale at fair value in the consolidated income statements.

  Derivative Financial Instruments

        The Company categorizes IRLCs as a "Level 3" financial statement item. The Company estimates the fair value of an IRLC based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will fund or be purchased (the "pull-through rate").

        The significant unobservable inputs used in the fair value measurement of the Company's IRLCs are the pull-through rate and the MSR component of the Company's estimate of the value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value.

        Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	2013	2012
	December 31,
Key inputs	Range (Weighted average)
Pull-through rate	62.1% - 98.1%	61.6% - 98.1%
	(81.7%)	(79.1%)
MSR value expressed as:
Servicing fee multiple	2.0 - 5.0	3.2 - 4.2
	(3.7)	(4.0)
Percentage of UPB	0.4% - 2.4%	0.6% - 2.2%
	(0.9%)	(0.9%)

        The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the MBS options and futures it purchases and sells based on observed interest rate volatilities in the MBS market. Changes in fair value of IRLCs and related hedging derivatives are included in Net gains on mortgage loans held for sale at fair value in the consolidated income statements.

  Mortgage Servicing Rights

        MSRs are categorized as "Level 3" fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key assumptions used in the estimation of the fair value of MSRs include prepayment rates of the underlying loans, the applicable discount rate or pricing spread, and the cost to service loans.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

        The results of the estimates of fair value of MSRs are reported to the Company's senior management valuation committee as part of their review and approval of monthly valuation results. Changes in the fair value of MSRs are included in the consolidated statements of income under the caption Net servicing fees—Amortization, impairment and change in estimated fair value of mortgage servicing rights.

        Key assumptions used in determining the fair value of MSRs at the time of initial recognition are as follows:

	Year ended December 31,
	2013		2012		2011
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and UPB of underlying loans in thousands)
Amount recognized	$14,636	$190,468	$774	$89,698	$1,696	$6,557
UPB of underlying loans	$1,055,797	$15,316,315	$17,615	$8,524,533	$415,954	$449,715
Weighted-average servicing fee rate (in basis points)	33	29	28	27	27	31
Pricing spread(1)	7.4% - 14.4%	5.4% - 15.9%	7.5% - 9.9%	7.5% - 11.9%	8.3% - 14.0%	9.3% - 12.6%
	(10.2%)	(8.5%)	(8.4%)	(9.8%)	(11.7%)	(9.7%)
Annual total prepayment speed(2)	7.8% - 25.5%	7.6% - 42.5%	7.8% - 20.1%	6.7% - 17.8%	6.3% - 8.9%	5.6% - 7.9%
	(9.2%)	(8.8%)	(9.7%)	(8.5%)	(8.2%)	(6.8%)
Life (in years)	2.5 - 7.3	1.5 - 7.5	3.6 - 7.0	2.8 - 7.0	6.5 - 8.1	5.2 - 8.0
	(6.9)	(6.7)	(6.7)	(6.7)	(7.0)	(7.3)
Per-loan annual cost of servicing	$68 - $120	$68 - $120	$68 - $100	$68 - $100	$64 - $98	$61 - $98
	($98)	($102)	($78)	($99)	($88)	($96)

(1)
Pricing spread represents a margin that is applied to a reference interest rate's forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)
Prepayment speed is measured using CPR.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

        Following is a quantitative summary of key inputs used in the valuation of the Company's MSRs at period end and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon UPB):

  Purchased MSRs Backed by Distressed Mortgage Loans

	December 31,
	2013		2012
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, UPB of underlying loans and effect on value amounts in thousands)
Carrying value	$10,129	—	$12,370	—
UPB of underlying loans	$969,794	—	$1,271,478	—
Weighted-average note rate	5.80%	—	6.01%	—
Weighted-average servicing fee rate (in basis points)	50	—	50	—
Discount rate	15.3% - 15.3%	—	15.3% - 15.3%	—
	(15.3%)	—	(15.3%)	—
Effect on fair value of adverse change of:
5%	$(251)	—	$(302)	—
10%	$(490)	—	$(590)	—
20%	$(937)	—	$(1,130)	—
Life (in years)	5.0 - 5.0	—	5.0 - 5.0	—
	(5.0)		(5.0)
Prepayment speed(1)	11.4% - 11.4%	—	10.7% - 10.7%	—
	(11.4%)	—	(10.7%)	—
Effect on fair value of adverse change of:
5%	$(231)	—	$(273)	—
10%	$(456)	—	$(529)	—
20%	$(898)	—	$(1,040)	—
Per-loan annual cost of servicing	$218 - $218	—	$270 - $270	—
	($218)	—	($270)	—
Effect on fair value of adverse change of:
5%	$(197)	—	$(290)	—
10%	$(393)	—	$(580)	—
20%	$(787)	—	$(1,159)	—

(1)
Prepayment speed is measured using Life Voluntary CPR.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

  All Other MSRs

	December 31,
	2013		2012
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, UPB of underlying loans and effect on value amounts in thousands)
Carrying value	$214,784	$258,751	$7,428	$89,177
UPB of underlying loans	$22,469,179	$22,499,847	$1,166,765	$8,730,686
Weighted-average note rate	4.48%	3.65%	5.22%	3.65%
Weighted-average servicing fee rate (in basis points)	32	29	26	28
Pricing spread(1)	2.9% - 18.0%	6.3% - 14.5%	7.5% - 19.5%	7.5% - 16.5%
	(7.5%)	(8.7%)	(10.6%)	(9.8%)
Effect on fair value of adverse change of:
5%	$(3,551)	$(5,312)	$(113)	$(1,814)
10%	$(6,900)	$(10,395)	$(222)	$(3,562)
20%	$(13,305)	$(20,039)	$(430)	$(6,870)
Average life (in years)	0.1 - 14.4	1.5 - 7.3	0.2 - 14.4	2.5 - 6.9
	(6.2)	(7.0)	(5.0)	(6.6)
Prepayment speed(2)	7.8% - 50.8%	7.6% - 42.5%	9.0% - 84.2%	8.7% - 28.3%
	(9.7%)	(8.0%)	(19.2%)	(9.2%)
Effect on fair value of adverse change of:
5%	$(4,622)	$(4,615)	$(238)	$(1,751)
10%	$(9,073)	$(9,097)	$(462)	$(3,446)
20%	$(17,500)	$(17,684)	$(877)	$(6,674)
Per-loan annual cost of servicing	$68 - $115	$68 - $100	$68 - $140	$68 - $140
	$(87)	$(99)	$(76)	$(99)
Effect on fair value of adverse change of:
5%	$(2,817)	$(2,609)	$(77)	$(963)
10%	$(5,633)	$(5,217)	$(153)	$(1,926)
20%	$(11,266)	$(10,434)	$(307)	$(3,852)

(1)
Pricing spread represents a margin that is applied to a reference interest rate's forward curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.

(2)
Prepayment speed is measured using CPR.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value (Continued)

        The preceding sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes other variables; are subject to the accuracy of various models and assumptions used; and do not incorporate other factors that would affect the Company's overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

  Excess Servicing Spread Financing at Fair Value

        The Company categorizes ESS financing as a "Level 3" financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS financing. The key assumptions used in the fair value estimate of ESS financing include pricing spread, average life, and prepayment speed. Significant changes to any of those inputs in isolation could result in a significant change in the ESS financing fair value measurement. Changes in these key assumptions are not necessarily directly related.

        ESS is generally subject to loss in value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the ESS, thereby reducing ESS financing's value. Reductions in the value of ESS financing affect income primarily through change in fair value.

        Interest expense for ESS financing is accrued using the interest method based upon the expected income from the ESS through the expected life of the underlying mortgages. Changes to expected cash flows result in a change in fair value which is recorded in Amortization, impairment and change in estimated fair value of mortgage servicing rights.

        Following are the key inputs used in determining the fair value of ESS financing at the time of initial recognition:

December 31,
	2013	2012
Key inputs	Range (Weighted average)
Pricing spread	2.8% - 14.4%	—
(5.4%)
Average life	0.9 - 8.0	—
(6.1)
Prepayment speed	7.7% - 48.6%	—
(9.7%)

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Mortgage Loans Held for Sale at Fair Value

        Mortgage loans held for sale at fair value include the following:

	December 31,
	2013	2012
	(in thousands)
Government-insured or guaranteed	$482,066	$398,381
Conventional	45,005	50,003
Repurchased mortgage loans	3,933	—

	$531,004	$448,384

Fair value of mortgage loans pledged to secure mortgage loans sold under agreements to repurchase	$512,350	$438,850

Note 10—Derivative Financial Instruments

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

        The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in market interest rates. To manage this price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of the Company's IRLCs, inventory of mortgage loans held for sale and MSRs. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments (Continued)

        The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	December 31,
	2013			2012
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	971,783	$8,964	$2,203	1,576,174	$23,951	$11
Forward purchase contracts	1,418,527	416	6,542	1,021,981	1,645	389
Forward sales contracts	2,659,000	18,762	504	2,621,948	1,818	1,894
MBS put options	185,000	665	—	500,000	967	—
MBS call options	105,000	91	—	—	—	—

Total derivatives before netting		28,898	9,249		28,381	2,294
Netting		(7,358)	(6,787)		(1,091)	(1,785)

		$21,540	$2,462		$27,290	$509

        The following table summarizes the activity for derivative contracts used to hedge the Company's IRLCs and inventory of mortgage loans held for sale at notional value:

Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Year ended December 31, 2013
Forward purchase contracts	1,021,981	43,449,699	(43,053,153)	1,418,527
Forward sales contracts	2,621,948	63,655,600	(63,618,548)	2,659,000
MBS put options	500,000	2,520,000	(2,835,000)	185,000
MBS call options	—	2,205,000	(2,100,000)	105,000

Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Year ended December 31, 2012
Forward purchase contracts	130,900	19,425,777	(18,534,696)	1,021,981
Forward sales contracts	510,569	29,394,503	(27,283,124)	2,621,948
MBS put options	29,000	2,098,000	(1,627,000)	500,000
MBS call options	3,000	85,000	(88,000)	—

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments (Continued)

Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Year ended December 31, 2011
Forward purchase contracts	2,908	978,395	(850,403)	130,900
Forward sales contracts	27,700	1,975,563	(1,492,694)	510,569
MBS put options	—	68,000	(39,000)	29,000
MBS call options	2,000	37,500	(36,500)	3,000

        The Company recorded net gains on derivative financial instruments totaling $110.3 million for the year ended December 31, 2013 and net losses totaling $68.0 million and $3.5 million for the years ended December 31, 2012 and 2011, respectively. Derivative gains and losses are included in Net gains on mortgage loans held for sale at fair value in the Company's consolidated statements of income.

        The Company recorded net losses on IRLCs used as economic hedges of MSRs totaling $1.3 million for the year ended December 31, 2013 and net gains totaling $1.3 million for the year ended December 31, 2012. The Company had no similar economic hedges in place in 2011. The derivative losses are included in Amortization, impairment and change in estimated fair value of mortgage servicing rights in the Company's consolidated statements of income.

Note 11—Mortgage Servicing Rights

  Carried at Fair Value:

        The activity in MSRs carried at fair value is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$19,798	$25,698	$31,957
Additions:
MSRs resulting from purchases	195,871	—	1,352
MSRs resulting from loan sales	14,636	774	1,696

	210,507	774	3,048

Sales	(550)	—	—
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	659	(1,550)	(5,323)
Other changes in fair value(2)	(5,501)	(5,124)	(3,984)

Total change in fair value	(4,842)	(6,674)	(9,307)

Balance at end of year	$224,913	$19,798	$25,698

(1)
Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)
Represents changes due to realization of cash flows.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Mortgage Servicing Rights (Continued)

  Carried at Lower of Amortized Cost or Fair Value:

        The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Amortized cost:
Balance at beginning of year	$92,155	$6,496	$—
Additions:
MSRs resulting from loan sales	190,469	89,698	6,557
Amortization	(19,251)	(4,039)	(61)
Application of valuation allowance to write down MSRs with other-than-temporary impairment	—	—	—

Balance at end of year	263,373	92,155	6,496

Valuation allowance for impairment of MSRs:
Balance at beginning of year	(2,978)	(70)	—
Additions	(1,644)	(2,908)	(70)
Application of valuation allowance to write down MSRs with other-than-temporary impairment	—	—	—

Balance at end of year	(4,622)	(2,978)	(70)

MSRs, net	$258,751	$89,177	$6,426

Estimated fair value of MSRs at end of year	$269,422	$91,028	$6,465

        The following table summarizes the Company's estimate of future amortization of its existing MSRs. This projection was developed using the assumptions made by management in its December 31, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Year ending December 31,	Estimated MSR amortization
(in thousands)
2014	$23,254
2015	22,714
2016	22,215
2017	21,869
2018	20,978
Thereafter	152,343

$263,373

        Servicing fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees are

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Mortgage Servicing Rights (Continued)

recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the consolidated statements of income and are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Contractual servicing fees	$61,523	$20,673	$11,493
Ancillary and other fees
Late charges	1,998	948	829
Other	549	276	136

	$64,070	$21,897	$12,458

Note 12—Carried Interest Due from Investment Funds

        The activity in the Company's Carried Interest due from Investment Funds is summarized as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$47,723	$37,250	$24,654
Carried Interest recognized during the year:
Carried Interest earned during the year	13,419	10,473	9,275
Adjustment recognized pursuant to amendment of management agreement	—	—	3,321

	13,419	10,473	12,596
Proceeds received during the year	—	—	—

Balance at end of year	$61,142	$47,723	$37,250

        The amount of the Carried Interest received by the Company depends on the Investment Funds' future performance. As a result, the amount of Carried Interest recorded by the Company at year end is subject to adjustment based on future results of the Investment Funds and may be reduced in future years. However, the Company is not required to pay guaranteed returns to the Investment Funds and the amount of Carried Interest will only be reduced to the extent of amounts previously recognized.

        Management expects the Carried Interest to be collected by the Company when the Investment Funds liquidate. The investment commitment period for the Investment Funds ended on December 31, 2011. The Investment Funds will continue in existence through December 31, 2016, subject to three one-year extensions by PCM at its discretion as specified in the limited liability company and limited partnership agreements that govern the Investment Funds.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Investment in PennyMac Mortgage Investment Trust at Fair Value

        Following is a summary of Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Dividends	$216	$167	$138
Change in fair value	(175)	650	(115)

	$41	$817	$23

Fair value of PennyMac Mortgage Investment Trust shares at year end	$1,722	$1,897	$1,247

Note 14—Furniture, Fixtures, Equipment and Building Improvements

        Furniture, fixtures, equipment and building improvements is summarized below:

	December 31,
	2013	2012
	(in thousands)
Furniture, fixtures, equipment and building improvements	$13,128	$6,494
Less: Accumulated depreciation and amortization	(3,291)	(1,429)

	$9,837	$5,065

        Depreciation and amortization expense totaled $1.8 million, $846,000 and $337,000 for the years ended December 31, 2013, 2012 and 2011, respectively, of which $1.4 million, $590,000 and $324,000, respectively, were allocated to PMT as called for in its management agreement.

Note 15—Capitalized Software

        Capitalized software is summarized below:

	December 31,
	2013	2012
	(in thousands)
Cost	$2,015	$1,676
Less: Accumulated amortization	(1,251)	(881)

	$764	$795

        Software amortization expenses totaled $374,000, $264,000, and $238,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Borrowings

        As of December 31, 2013, the Company maintained five borrowing facilities: four facilities that provide for sales of mortgage loans under agreements to repurchase; and one note payable secured by MSRs and servicing advances made relating to loans in the Company's loan servicing portfolio.

  Mortgage Loans Sold Under Agreement to Repurchase

        The borrowing facilities secured by mortgage loans held for sale are in the form of loan sale and repurchase agreements. Eligible mortgage loans are sold at advance rates based on the loan type. Interest is charged at a rate based on the buyer's overnight cost-of funds rate for one agreement and based on LIBOR for the other three agreements. Loans sold under these agreements may be re-pledged by the lenders.

        Financial data pertaining to mortgage loans sold under agreements to repurchase are as follows:

	Year ended December 31,
	2013	2012	2011
	(dollar amounts in thousands)
Year end:
Balance	$471,592	$393,534	$77,700
Unused amount(1)	$528,408	$106,466	$22,300
Weighted-average interest rate	1.79%	2.20%	2.39%
Fair value of loans securing agreements to repurchase	$512,350	$438,850	$86,787
During the year:
Average balance of loans sold under agreements to repurchase	$344,625	$172,729	$24,905
Weighted-average interest rate(2)	1.96%	2.24%	2.66%
Total interest expense	$10,863	$5,927	$1,875
Maximum daily amount outstanding	$623,523	$441,245	$127,593

(1)
The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the mortgage loans sold.

(2)
Excludes the effect of amortization of commitment fees totaling $4.0 million, $2.0 million, and $1.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Borrowings (Continued)

        Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2013	Balance
(in thousands)
Within 30 days	$782
Over 30 to 90 days	470,810
Over 90 days to 180 days	—
Over 180 days to 1 year	—

$471,592

Weighted-average maturity (in months)	2.6

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of December 31, 2013:

Counterparty	Amount at risk	Weighted-average maturity of advances under repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$19,593	March 26, 2014	October 31, 2014
Bank of America, N.A.	$19,195	March 22, 2014	January 2, 2014
Morgan Stanley	$3,103	February 22, 2014	July 1, 2014
Citibank, N.A.	$—	—	July 24, 2014

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. The Company had $1.5 million and $6.8 million on deposit with its mortgage loan repurchase agreement counterparties at December 31, 2013 and 2012, respectively. Such amounts are included in Other assets on the consolidated balance sheets.

  Excess Servicing Spread Financing

        In conjunction with the Company's purchase from non-affiliates of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements which are treated as financings and are carried at estimated fair value with changes in fair value recognized in current period income. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained all ancillary income associated with servicing the loans and a fixed base servicing fee. The Company continues to be the servicer of the mortgage loans and provides all servicing functions, including responsibility to make servicing advances. The Company accounts for the transactions as a financing and the total proceeds received was $139.0 million.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Borrowings (Continued)

  Note Payable

        The note payable is summarized below:

	December 31,
	2013	2012
	(in thousands)
Year end:
Note payable secured by:
Servicing advances	$3,852	$4,905
MSRs	48,302	48,108

	$52,154	$53,013

Assets pledged to secure note:
Servicing advances	$5,564	$7,430
MSRs	$258,241	$100,957

        The note payable matures on October 31, 2014. Interest is charged at a rate based on the lender's overnight cost of funds. The note payable is secured by servicing advances and MSRs relating to certain loans in the Company's servicing portfolio, and provides for advance rates ranging from 50% to 85% of the amount of the servicing advances or the carrying value of the MSR pledged, up to a maximum of $17 million in the case of servicing advances and $100 million in the case of MSRs. At December 31, 2013, the Company had elected to reduce its advance rate on this note as a means of investing excess cash.

        The borrowing facilities contain various covenants, including financial covenants governing the Company's net worth, debt-to-equity ratio, profitability and liquidity. Management believes the Company was in compliance with these requirements as of December 31, 2013.

Note 17—Liability for Losses Under Representations and Warranties

        Following is a summary of activity in the Company's liability for representations and warranties:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$3,504	$449	$189
Provision for losses on loans sold	4,675	3,055	260
Incurred losses	(56)	—	—

Balance at end of year	$8,123	$3,504	$449

UPB of mortgage loans subject to representations and warranties at year end	$23,637,202	$8,856,044	$679,247

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Liability for Losses Under Representations and Warranties (Continued)

        Following is a summary of the Company's repurchase activity:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
During the year:
UPB of mortgage loans repurchased	$8,449	$4,399	$—
UPB of repurchased mortgage loans put to correspondent lenders	$3,593	$—	$—
Year end:
UPB of mortgage loans subject to pending claims for repurchase	$1,655	$2,582	$9,774

Note 18—Income Taxes

        The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PennyMac. Before the IPO, the Company did not have a provision for income taxes as PennyMac is a pass-through taxable entity. PFSI's tax returns are subject to examination for 2012 and forward. In March 2013, the IRS concluded its audit of the partnership return of PennyMac and its subsidiaries for the tax year ended December 31, 2010 and proposed no changes to the return as originally filed. No returns are currently under examination. PennyMac's federal partnership returns are subject to examination for 2011 and forward. PennyMac's primary state tax return is generally subject to examination for 2009 and forward.

        The following table details the Company's income tax expense (benefit).

Year ended December 31, 2013
(in thousands)
Current expense:
Federal	$—
State	—

Total current expense	—

Deferred expense:
Federal	7,815
State	2,146

Total deferred expense	9,961

Total provision for income taxes	$9,961

        The provision for deferred income taxes for the year ended December 31, 2013 primarily relates to the Company's investment in PennyMac partially offset by a net operating loss carryforward. The portion attributable to its investment in PennyMac primarily relates to MSRs that PennyMac received pursuant to sales of mortgage loans held for sale at fair value and Carried Interest from the Investment Funds.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Income Taxes (Continued)

        The following table is a reconciliation of the Company's provision for income taxes at statutory rates to the provision for income taxes at the Company's effective tax rate:

Year ended December 31, 2013
Federal income tax statutory rate	35.0%
Less: Rate attributable to non-controlling members	(30.3)%
State income taxes, net of federal benefit	0.8%
Valuation allowance	0.0%

Effective tax rate	5.5%

        The components of the Company's provision for deferred income taxes are as follows:

Year ended December 31, 2013
(in thousands)
Investment in PennyMac	$12,909
Net operating loss carryforward	(2,948)
Valuation allowance	—

Total provision for deferred income taxes	$9,961

        The components of Deferred tax asset are as follows:

December 31, 2013
(in thousands)
Taxes currently receivable	$7
Deferred income tax asset, net	63,110

Deferred tax asset	$63,117

        The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

December 31, 2013
(in thousands)
Deferred income tax assets:
Investment in PennyMac	$60,162
Net operating loss carryforward	2,948

Gross deferred tax assets	63,110

Deferred income tax liabilities:
Other	—

Gross deferred tax liabilities	—

Net deferred income tax asset	$63,110

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Income Taxes (Continued)

        The Company's deferred income tax is recorded in Deferred tax asset in the consolidated balance sheet as of December 31, 2013. There was no income tax asset or liability as of December 31, 2012 since PennyMac is a pass-through taxable entity and PFSI had no activity in 2012. Increases in deferred tax assets are primarily due to the increase in the Company's ownership of PennyMac as a result of members exchanging PennyMac Class A units for PFSI Class A common stock. As existing members exchange their units, the Company records a deferred tax asset related to PennyMac's election pursuant to Section 754 of the Internal Revenue Code. The portion of the deferred tax asset relating to the Company's investment in PennyMac is net of deferred tax liabilities primarily related to deferred income from MSRs and accrued Carried Interest from the Investment Funds.

        The Company recorded a deferred tax asset of $2.9 million related to net operating loss carryforwards of approximately $7.2 million, which generally expire in 2033.

        At December 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in the Company's income tax accounts. No such accruals existed at December 31, 2013 and December 31, 2012.

Note 19—Stockholders' Equity

        During the year ended December 31, 2013, PennyMac unitholders exchanged 8,035,000 Class A units for PFSI Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 83.16% at the date of the IPO to 72.57% at December 31, 2013.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Net Gains on Mortgage Loans Held for Sale

        Net gains on mortgage loans held for sale at fair value is summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash gain (loss):
Sales proceeds	$(150,589)	$78,671	$182
Hedging activities	98,707	(70,916)	(8,578)

	(51,882)	7,755	(8,396)

Non-cash gain:
Receipt of MSRs in loan sale transactions	205,105	90,472	8,253
MSR recapture payable to PennyMac Mortgage Investment Trust	(709)	—	—
Provision for losses relating to representations and warranties on loans sold	(4,675)	(3,055)	(260)
Change in fair value relating to loans and hedging derivatives held at year end:
IRLCs	(17,179)	16,035	7,919
Mortgage loans	(4,207)	4,030	393
Hedging derivatives	11,560	2,933	5,120

	$138,013	$118,170	$13,029

Note 21—Net Interest Expense

        Net interest expense is summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Interest income:
Short-term investments	$893	$72	$22
Mortgage loans held for sale at fair value	14,739	6,282	1,510

	15,632	6,354	1,532

Interest expense:
Mortgage loans sold under agreements to repurchase	10,863	5,927	1,874
Note payable	2,931	1,180	—
Excess servicing spread financing at fair value	1,091	—	—
Other	1,788	772	1

	16,673	7,879	1,875

Net interest expense	$(1,041)	$(1,525)	$(343)

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22—Stock-based Compensation

        The Company's 2013 Equity Incentive Plan provides for grants of stock options, time-based and performance-based restricted stock units ("RSUs"), stock appreciation rights, performance units and stock grants. As of December 31, 2013, the Company has 18.1 million units available for future awards. The Company estimates the cost of the stock options, time-based restricted stock units and performance-based restricted stock units awarded with reference to the fair value of PFSI's underlying common stock on the date of the award. Compensation costs are fixed, except for the performance-based restricted stock units, at the grant's estimated fair value on the grant date as all grantees are employees of PennyMac and directors of the Company. Expense relating to awards is included in Compensation in the consolidated statements of income.

        Following is a summary of the stock-based compensation expense by instrument awarded:

Year ended December 31, 2013
(in thousands)
Stock Options	$1,387
Performance-based RSUs	1,273
Time-based RSUs	672

$3,332

  Stock Options

        The Stock Option award agreements provide for the award of Stock Options to purchase the optioned common stock. In general, and except as otherwise provided by the agreement, one-third of the optioned common stock will vest on each of the first, second, and third anniversaries of the grant date, subject to the recipient's continued service through each anniversary. Compensation cost relating to Stock Options is amortized to expense using the graded vesting method. Each Stock Option will have a term of ten years from the date of grant but will expire (1) immediately upon termination of the holder's employment or other association with the Company for cause, (2) one year after the holder's employment or other association is terminated due to death or disability and (3) three months after the holder's employment or other association is terminated for any other reason.

        The fair value of each Stock Option award is estimated on the date of grant using a variant of the Black Scholes model based on the assumptions noted in the following table:

Year ended December 31, 2013
Expected volatility(1)	45%
Expected dividends	0%
Risk-free rate	0.3% - 2.3%
Expected grantee forfeiture rate	6.2% - 19.2%

(1)
Based on historical volatilities of comparable companies' common stock.

        The Company uses its historical data to estimate employee departure behavior used in the option-pricing model; groups of employees (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. The expected term of common stock options

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22—Stock-based Compensation (Continued)

granted is derived from the option pricing model and represents the period of time that common stock options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the common stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

        The table below summarizes stock option award activity and compensation expense:

Year ended December 31, 2013
Number of Stock Options
Outstanding at beginning of year	—
Granted	425,796
Exercised	—
Expired or canceled	(7,011)

Outstanding at end of year	418,785

Weighted-average exercise price per share:
Outstanding at beginning of year	$—
Granted	21.03
Exercised	—
Expired or canceled	21.03
Outstanding at end of year	$21.03
Number of shares exercisable at end of year	—
Weighted-average remaining contractual term (in years):
Outstanding at end of year	9.4
Exercisable at end of year	—
Aggregate intrinsic value:
Outstanding at end of year	$—
Exercisable at end of year	$—
Expected vesting amounts at year end:
Number of shares	340,061
Grant date fair value	$9.17
Weighted-average vesting period (in months)	21

  Time-Based RSUs

        The RSU grant agreements provide for the award of time-based RSUs, entitling the award recipient to one share of the Company's Class A common stock for each RSU. One-third of all time-based RSUs vest in a lump sum on each of the first, second, and third anniversaries of the vesting commencement date, subject to the recipient's continued service through each anniversary.

        Compensation cost relating to time-based RSUs is based on the grant-date fair value of the Company's Class A common stock and the number of shares expected to vest. For purposes of estimating the cost of the time-based RSUs granted, management assumes turnover rates of 6.2% - 19.2% per year based on the grantees' employee classification. Compensation cost relating to time-based RSUs is amortized to expense using the graded vesting method and is included in the Compensation expense on the accompanying consolidated statements of income.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22—Stock-based Compensation (Continued)

        Following is a summary of time-based RSU activity:

Year ended December 31, 2013
Number of units
Outstanding at beginning of year	—
Granted	101,459
Vested	—
Expired or canceled	(1,141)

Outstanding at end of year	100,318

Weighted-average grant date fair value per unit:
Outstanding at beginning of year	$—
Granted	$18.03
Vested	$—
Expired or canceled	$17.14
Outstanding at end of year	$18.04
Compensation expense recorded during the year (in thousands)	$672
Year end:
Unamortized compensation cost (in thousands)	$1,099
Number of shares expected to vest	58,398
Grant date fair value	20.99
Weighted-average remaining vesting period (in months)	18

  Performance-Based RSUs

        The performance-based RSUs provide for the issuance of shares of the Company's Class A common stock based equally on the attainment of earnings per share and total shareholder return goals and are generally adjusted for grantee performance ratings. The performance period for these grants is from June 13, 2013 through December 31, 2015. The grantees' satisfaction of the performance goals will be established by review of a committee of PFSI's board of directors. Shares vested under these grants will be issued to the grantees no later than March 15, 2016.

        The performance-based RSUs contain both performance goals (attainment of earnings per share) and market goals (total shareholder return). The Company separately accounts for the performance and market goals when recognizing compensation expense relating to performance-based RSUs.

        The grant date fair value of the market goal component of the performance-based RSUs is measured using a variant of the Black-Scholes model. Key inputs are the expected volatility of the Company's Class A common stock, the risk-free interest rate and expected grantee forfeiture rates.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22—Stock-based Compensation (Continued)

        Following are the inputs for grants made:

Year ended December 31, 2013
Expected volatility(1)	45%
Expected dividends	0%
Risk-free rate	0.3% - 2.3%
Expected grantee forfeiture rate	6.2% - 19.2%

(1)
Based on historical volatilities of comparable companies' common stock.

        The fair value of the performance goal component of the performance-based RSUs is measured based on the fair value of the Company's common shares at the grant date, taking into consideration management's estimate of the most probable outcome of the performance goal, and the number of shares to be forfeited during the vesting period. The cost of the performance-based RSUs is amortized to Compensation expense using the straight line method over the performance period.

        Following is a summary of performance-based RSU activity:

Year ended December 31, 2013
Number of units
Outstanding at beginning of year	—
Granted	500,373
Vested	—
Expired or canceled	(9,375)

Outstanding at end of year	490,998

Weighted-average per unit grant date fair value:
Outstanding at beginning of year	$—
Granted	$11.29
Vested	$—
Expired or canceled	$10.85
Outstanding at end of year	$11.30
Compensation expense recorded during the year (in thousands)	$1,273
Year end:
Unamortized compensation cost (in thousands)	$4,364
Number of shares expected to vest	448,639
Grant date fair value of shares expected to vest	20.99
Weighted-average remaining vesting period (in months)	18

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23—Supplemental Cash Flow Information

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash paid for interest	$16,527	$7,858	$858
Cash paid for income taxes	$7	$—	$—
Non-cash investing activity:
Receipt of MSRs created in loan sales activities	$205,105	$90,472	$8,253

Note 24—Regulatory Net Worth and Agency Capital Requirements

        The Company, through PLS, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company's loan servicing portfolio or loan origination volume.

        The Agencies' capital requirements, the calculations of which are specified by each Agency, are summarized below:

	December 31,
	2013		2012
Requirement—company subject to requirement	Net worth(1)	Required	Net worth(1)	Required
	(in thousands)
Fannie Mae—PLS	$409,552	$83,148	$172,843	$35,947
Freddie Mac—PLS	$409,860	$3,001	$173,273	$2,556
Ginnie Mae:
Issuer—PLS	$388,125	$102,619	$152,782	$23,886
Issuer's parent—PennyMac	$598,198	$112,881	$227,560	$26,275
HUD—PLS	$388,125	$2,500	$152,782	$1,000

(1)
Calculated in compliance with the respective Agency's requirements.

        Noncompliance with the respective agencies' capital requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac's ability to sell loans to and service loans on behalf of the respective Agency. Management believes that PennyMac and PLS had Agency capital in excess of the respective Agencies' requirements at December 31, 2013.

Note 25—Commitments and Contingencies

  Litigation

        The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of December 31, 2013, the Company was not involved in any legal proceedings, claims, or actions in management's view would be reasonably likely to have a material adverse effect on the Company.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25—Commitments and Contingencies (Continued)

  Commitments to Fund and Sell Mortgage Loans

December 31, 2013
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$718,105
Commitments to fund mortgage loans	253,678

$971,783

Commitments to sell mortgage loans	$2,659,000

Note 26—Segments and Related Information

        The Company has two segments: mortgage banking and investment management.

        The mortgage banking segment represents the Company's operations aimed at originating, purchasing, selling and servicing newly originated mortgage loans and servicing mortgage loans sourced and managed by the investment management segment, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

        The investment management segment represents the activities of the Company's investment manager, which include sourcing, performing diligence, bidding and completion of investment asset acquisitions, managing correspondent lending activities for PMT and managing the acquired assets for the Advised Entities.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26—Segments and Related Information (Continued)

        Financial highlights by segment are as follows:

	Year ended December 31, 2013
	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$138,013	$—	$138,013
Loan origination fees	23,575	—	23,575
Fulfillment fees from PennyMac Mortgage Investment Trust	79,712	—	79,712
Net servicing fees	90,010	—	90,010
Management fees	—	40,330	40,330
Carried Interest from Investment Funds	—	13,419	13,419
Net interest (expense) income:
Interest income	15,610	22	15,632
Interest expense	(16,673)	—	(16,673)

	(1,063)	22	(1,041)
Other	(22)	2,563	2,541

	330,225	56,334	386,559

Expenses:
Compensation	139,735	8,841	148,576
Loan origination	9,943	—	9,943
Other	45,022	892	45,914

	194,700	9,733	204,433

Income before provision for income taxes	$135,525	$46,601	$182,126

Segment assets at year end	$1,490,751	$93,724	$1,584,475

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26—Segments and Related Information (Continued)

	Year ended December 31, 2012
	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$118,170	$—	$118,170
Loan origination fees	9,634	—	9,634
Fulfillment fees from PennyMac Mortgage Investment Trust	62,906	—	62,906
Net servicing fees	40,105	—	40,105
Management fees	—	21,799	21,799
Carried Interest from Investment Funds	—	10,473	10,473
Net interest (expense) income:
Interest income	6,349	5	6,354
Interest expense	(7,879)	—	(7,879)

	(1,530)	5	(1,525)
Other	2	3,522	3,524

	229,287	35,799	265,086

Expenses:
Compensation	113,995	10,019	124,014
Loan origination	2,953	—	2,953
Other	19,161	635	19,796

	136,109	10,654	146,763

Income before provision for income taxes	$93,178	$25,145	$118,323

Segment assets at year end	$761,949	$70,214	$832,163

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26—Segments and Related Information (Continued)

	Year ended December 31, 2011
	Mortgage banking	Investment management	Total
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$13,029	$—	$13,029
Loan origination fees	669	—	669
Fulfillment fees from PennyMac Mortgage Investment Trust	1,747	—	1,747
Net servicing fees	28,667	—	28,667
Management fees	—	16,683	16,683
Carried Interest from Investment Funds	—	12,596	12,596
Net interest (expense) income:
Interest income	1,528	4	1,532
Interest expense	(1,875)	—	(1,875)

	(347)	4	(343)
Other	—	1,736	1,736

	43,765	31,019	74,784

Expenses:
Compensation	36,386	11,093	47,479
Loan origination	185	—	185
Other	11,333	1,088	12,421

	47,904	12,181	60,085

Income before provision for income taxes	$(4,139)	$18,838	$14,699

Segment assets at year end	$241,716	$47,565	$289,281

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 27—Selected Quarterly Results (Unaudited)

        Following is a presentation of selected quarterly financial data:

	Quarter ended
	2013				2012
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share data)
For the quarter ended:
Net gains on mortgage loans held for sale at fair value	$29,453	$25,949	$42,654	$39,957	$49,683	$39,760	$14,790	$13,937
Fulfillment fees from PennyMac Mortgage Investment Trust	11,087	18,327	22,054	28,244	31,809	17,258	7,715	6,124
Net servicing fees	30,500	21,399	22,069	16,042	14,759	6,112	7,658	11,576
Management fees and Carried Interest	13,963	13,352	13,291	13,143	12,560	9,469	6,966	5,982
Other income	5,417	8,167	6,509	4,982	708	3,633	4,318	269

	90,420	87,194	106,577	102,368	109,519	76,232	41,447	37,888
Expenses	48,733	52,277	56,348	47,075	54,099	38,369	30,969	22,657

Income before provision for income taxes	41,687	34,917	50,229	55,293	55,420	37,863	10,478	15,231
Provision for income taxes	4,430	3,493	2,038	—	—	—	—	—

Net income	37,257	31,424	48,191	$55,293	$55,420	$37,863	$10,478	$15,231

Less: Net income attributable to noncontrolling interest	30,847	26,227	45,398

Net income attributable to PennyMac Financial Services, Inc. common stockholders	$6,410	$5,197	$2,793

Earnings per share of Common Stock:
Basic	$0.33	$0.29	$0.22
Diluted	$0.32	$0.28	$0.22
At period end:
Mortgage loans held for sale at fair value	$531,004	$530,248	$656,341	$203,661	$448,384	$410,071	$248,974	$176,282
Mortgage servicing rights(1)	483,664	252,858	199,738	146,992	108,975	74,154	52,900	41,599
Carried Interest from Investment Funds	61,142	58,134	55,322	52,460	47,723	44,504	41,149	39,039
Servicing advances	154,328	105,344	94,791	96,587	93,152	76,554	73,706	68,961
Other assets	354,337	307,800	274,588	193,277	133,929	97,416	88,907	92,758

Total assets	$1,584,475	$1,254,384	$1,280,780	$692,977	$832,163	$702,699	$505,636	$418,639

Assets sold under agreements to repurchase	471,592	387,883	500,427	180,049	393,534	361,478	220,546	159,547
Note payable	52,154	56,775	47,209	63,437	53,013	34,035	18,116	17,584
Excess servicing spread financing at fair value to PennyMac Mortgage Investment Trust	138,723	2,857	—	—	—	—	—	—
Other liabilities	292,802	216,908	177,000	141,748	123,866	105,259	99,744	84,586

Total liabilities	955,271	664,423	724,636	385,234	570,413	500,772	338,406	261,717
Total equity	629,204	589,961	556,144	307,743	261,750	201,927	167,230	156,922

Total liabilities and equity	$1,584,475	$1,254,384	$1,280,780	$692,977	$832,163	$702,699	$505,636	$418,639

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 28—Recently Issued Accounting Pronouncements

        In December 2011, the FASB issued an Accounting Standards Update ("ASU"), ASU 2011-11, Disclosures About Offsetting Assets and Liabilities to the Balance Sheet topic of the Codification. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic of the Codification or (2) subject to an enforceable master netting arrangement or similar agreement.

        In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The ASU clarifies that the scope applied to derivatives accounted for in accordance with the Derivatives and Hedging topic of the Codification, including bifurcating embedded derivatives, repurchase agreement and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic or subject to an enforceable master netting arrangement or similar agreement.

        The amendments in this ASU require the Company to disclose information about offsetting and related arrangement to enable users of financial statements to understand the effect of netting to an entity's financial position. The ASU amendments and the subsequent clarification of the amendment are effective for periods beginning on or after January 1, 2013, and are shown for all periods presented on the consolidated balance sheet. The adoption of these ASU amendments did not have a material effect on the Company's financial condition or results of operations.

        In January of 2014, the FASB issued ASU 2014-04, Troubled Debt Restructurings by Creditors (Subtopic 310-40), which clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.

        ASU 2014-04 specifies that a creditor is considered to have received physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan only upon the occurrence of either of the following:

  a.
  The creditor obtains legal title to the residential real estate property upon completion of a foreclosure. A creditor may obtain legal title to the residential real estate property even if the borrower has redemption rights that provide the borrower with a legal right for a period of time after a foreclosure to reclaim the real estate property by paying certain amounts specified by law.

  b.
  The borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The deed in lieu of foreclosure or similar legal agreement is completed when agreed-upon terms and conditions have been satisfied by both the borrower and the creditor.

        ASU 2014-04 also requires the disclosure of the carrying value of real estate acquired in settlement of loans and its recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for the Company for annual and interim periods within those annual periods, beginning after December 15, 2014.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 28—Recently Issued Accounting Pronouncements (Continued)

        An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity would apply the amendments in ASU 2014-04 by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. The adoption of ASU 2014-04 is not expected to be material to the financial statements of the Company.

Note 29—Parent Company Information

        The Company's debt financing agreements require PLS, PFSI's controlled subsidiary, to comply with financial covenants that include a minimum tangible net worth of $90 million. PLS is limited from transferring funds to the Parent by this minimum tangible net worth requirement.

PENNYMAC FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

December 31, 2013
(in thousands)
ASSETS
Cash	$707
Investments in subsidiaries	177,200
Other assets	63,117

Total assets	$241,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities	$71,056
Payables to subsidiaries	50
Stockholders' equity	169,918

Total liabilities and stockholders' equity	$241,024

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 29—Parent Company Information (Continued)

PENNYMAC FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME

Year ended December 31, 2013
(in thousands)
Revenue
Dividends from subsidiaries	$664
Interest	—

Total revenue	664

Expenses
Interest	—

Total expenses	—

Income before provision for income taxes and equity in undistributed earnings in subsidiaries	664
Provision for income taxes	9,961

Income before equity in undistributed earnings of subsidiaries	(9,297)
Equity in undistributed earnings of subsidiaries	23,697

Net income	$14,400

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 29—Parent Company Information (Continued)

PENNYMAC FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF CASH FLOWS

Year ended December 31, 2013
(in thousands)
Cash flows from operating activities
Net income	$14,400
Equity in undistributed earnings of subsidiaries	(23,697)
Increase in payables to subsidiaries	50
Decrease in deferred tax asset	9,954

Net cash provided by operating activities	707

Cash flows from investing activities
Increase in investments in subsidiaries	(216,775)

Net cash used by investing activities	(216,775)

Cash flows from financing activities
Issuance of common shares	230,000
Payment of common share underwriting and offering costs	(13,225)

Net cash provided by financing activities	216,775

Net change in cash	707
Cash at beginning of year	—

Cash at end of year	$707

Note 30—Subsequent Events

        Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

  •
  All agreements to repurchase assets that matured between December 31, 2013 and the date of this Report were extended or renewed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC. (Registrant)
By:	/s/ STANFORD L. KURLAND Stanford L. Kurland Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: March 14, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANFORD L. KURLAND Stanford L. Kurland	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 14, 2014
/s/ ANNE D. MCCALLION Anne D. McCallion	Chief Financial Officer (Principal Financial Officer)	March 14, 2014
/s/ GREGORY L. HENDRY Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2014
/s/ DAVID A. SPECTOR David A. Spector	Director	March 14, 2014
/s/ MATTHEW BOTEIN Matthew Botein	Director	March 14, 2014
/s/ JAMES HUNT James Hunt	Director	March 14, 2014
/s/ JOSEPH MAZZELLA Joseph Mazzella	Director	March 14, 2014

Signatures	Title	Date

/s/ FARHAD NANJI Farhad Nanji	Director	March 14, 2014
/s/ JOHN TAYLOR John Taylor	Director	March 14, 2014
/s/ MARK WIEDMAN Mark Wiedman	Director	March 14, 2014
/s/ EMILY YOUSSOUF Emily Youssouf	Director	March 14, 2014