Form 10-Q
period 2014-03-31
PENNYMAC FINANCIAL SERVICES, INC.
filed 2014-05-15
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-35916

PennyMac Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0882793
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6101 Condor Drive, Moorpark, California	93021
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2014
Class A Common Stock, $0.0001 par value	21,196,486
Class B Common Stock, $0.0001 par value	61

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Cash	$37,376	$30,639
Short-term investments at fair value	40,957	142,582
Mortgage loans held for sale at fair value (includes $694,028 and $512,350 pledged to secure mortgage loans sold under agreements to repurchase)	717,476	531,004
Servicing advances (includes $5,564 pledged to secure note payable at December 31, 2013)	171,395	154,328
Derivative assets	21,677	21,540
Carried Interest due from Investment Funds	63,299	61,142
Investment in PennyMac Mortgage Investment Trust at fair value	1,793	1,722
Mortgage servicing rights (includes $246,984 and $224,913 mortgage servicing rights at fair value; $272,115 and $258,241 pledged to secure note payable; and $151,019 and $138,723 pledged to secure excess servicing spread financing)	529,128	483,664
Receivable from Investment Funds	3,062	2,915
Receivable from PennyMac Mortgage Investment Trust	20,812	18,636
Furniture, fixtures, equipment and building improvements, net	11,227	9,837
Capitalized software, net	718	764
Deferred tax asset	58,206	63,117
Loans eligible for repurchase	62,508	46,663
Other	20,911	15,922
Total assets	$1,760,545	$1,584,475
LIABILITIES
Mortgage loans sold under agreements to repurchase	$567,737	$471,592
Note payable	48,819	52,154
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	151,019	138,723
Derivative liabilities	2,155	2,462
Accounts payable and accrued expenses	49,772	46,387
Payable to Investment Funds	37,106	36,937
Payable to PennyMac Mortgage Investment Trust	85,706	81,174
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	71,671	71,056
Liability for loans eligible for repurchase	62,508	46,663
Liability for losses under representations and warranties	8,974	8,123
Total liabilities	1,085,467	955,271

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 20,879,486 and 20,812,777 shares, respectively	$2	$2
Class B common stock—authorized 1,000 shares of $0.0001 par value; 61 shares issued and outstanding	—	—
Additional paid-in capital	154,112	153,000
Retained earnings	22,372	14,400
Total stockholders’ equity attributable to PennyMac Financial Services, Inc. common stockholders	176,486	167,402
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	498,592	461,802
Total stockholders’ equity	675,078	629,204
Total liabilities and stockholders’ equity	$1,760,545	$1,584,475

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2014	2013
	(in thousands, except per share data)
Revenue
Net gains on mortgage loans held for sale at fair value	$34,538	$39,957
Loan origination fees	6,880	5,668
Fulfillment fees from PennyMac Mortgage Investment Trust	8,902	28,244
Net loan servicing fees:
Loan servicing fees
From non-affiliates	36,100	9,057
From PennyMac Mortgage Investment Trust	14,591	7,726
From Investment Funds	1,477	2,008
Ancillary and other fees	5,151	2,261
	57,319	21,052
Amortization, impairment and change in estimated fair value of mortgage servicing rights	(13,555)	(5,010)
Net loan servicing fees	43,764	16,042
Management fees:
From PennyMac Mortgage Investment Trust	8,074	6,492
From Investment Funds	2,035	1,914
	10,109	8,406
Carried Interest from Investment Funds	2,157	4,737
Net interest expense:
Interest income	4,110	1,742
Interest expense	6,386	3,330
	(2,276)	(1,588)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	115	88
Other	1,303	814
Total net revenue	105,492	102,368
Expenses
Compensation	42,886	35,681
Loan origination	1,417	2,507
Servicing	3,090	1,531
Technology	2,823	1,586
Professional services	2,199	2,288
Other	4,016	3,482
Total expenses	56,431	47,075
Income before provision for income taxes	49,061	55,293
Provision for income taxes	5,523	—
Net income	43,538	$55,293
Less: Net income attributable to noncontrolling interest	35,566
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$7,972

Earnings per share common stock
Basic	$0.38
Diluted	$0.38
Weighted-average common stock outstanding
Basic	20,866
Diluted	75,952

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	PennyMac Financial Services, Inc. Stockholders						Noncontrolling interest in		Total
	Number of Shares		Common stock		Additional	Retained	Private National Mortgage	Members’	stockholders’
	Class A	Class B	Class A	Class B	paid-in capital	earnings	Acceptance Company, LLC	equity	equity
	(in thousands)
Balance at December 31, 2012	—	—	—	—	—	—	—	261,750	261,750
Capital:
Distributions	—	—	—	—	—	—	—	(9,476)	(9,476)
Unit-based compensation expense	—	—	—	—	—	—	—	176	176
Net income	—	—	—	—	—	—	—	55,293	55,293
Balance at March 31, 2013	—	—	—	—	—	—	—	307,743	307,743

Balance at December 31, 2013	20,813	—	$2	—	$153,000	$14,400	$461,802	$—	$629,204
Stock-based compensation expense	—	—	—	—	555	—	1,793	—	2,348
Distributions	—	—	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	7,972	35,566	—	43,538
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	66	—	—	—	563	—	(563)	—	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	—	—	—	(6)	—	—	—	(6)
Balance at March 31, 2014	20,879	—	$2	—	$154,112	$22,372	$498,592	$—	$675,078

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2014	2013
	(in thousands)
Cash flow from operating activities
Net income	$43,538	$55,293
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gains on mortgage loans held for sale at fair value	(34,538)	(39,957)
Accrual of servicing rebate to Investment Funds	152	139
Amortization, impairment and change in fair value of mortgage servicing rights	13,555	5,010
Carried Interest from Investment Funds	(2,157)	(4,737)
Accrual of interest on excess servicing spread financing	2,862	—
Amortization of debt issuance costs and commitment fees relating to financing facilities	1,213	1,145
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(71)	(45)
Stock and unit-based compensation expense	2,473	176
Depreciation and amortization	286	137
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(3,130,530)	(3,548,397)
Purchase of mortgage loans from Ginnie Mae securities for modification and subsequent sale	(26,827)	—
Originations of mortgage loans held for sale, net	(317,915)	(268,125)
Sale and principal payments of mortgage loans held for sale	3,292,398	4,060,107
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	—	990
Repurchase of loans subject to representations and warranties	(1,970)	—
Increase in servicing advances	(17,067)	(3,435)
(Increase) decrease in receivable from Investment Funds	(299)	364
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(1,493)	2,427
Increase in other assets	(6,664)	(3,507)
Decrease in deferred tax asset	5,520	—
Increase in accounts payable and accrued expenses	3,263	6,685
Increase in payable to Investment Funds	169	971
Increase in payable to PennyMac Mortgage Investment Trust	3,747	6,997
Net cash (used in) provided by operating activities	(170,355)	272,238

Cash flow from investing activities
Decrease (increase) in short-term investments	101,625	(19,500)
Purchase of mortgage servicing rights	(25,866)	—
Purchase of furniture, fixtures, equipment and building improvements	(2,084)	(1,531)
Acquisition of capitalized software	(35)	(151)
Increase in margin deposits and restricted cash	(2,462)	5,293
Net cash provided by (used in) investing activities	71,178	(15,889)

Cash flow from financing activities
Sale of loans under agreements to repurchase	3,161,215	3,485,093
Repurchase of loans sold under agreements to repurchase	(3,065,070)	(3,698,578)
(Decrease) increase in note payable	(3,335)	10,424
Proceeds from issuance of excess servicing spread financing	20,526	—
Repayment of excess servicing spread financing	(7,413)	—
Decrease in leases payable	(3)	—
Distributions to noncontrolling interest	(6)	—
Distributions to Private National Mortgage Acceptance Company, LLC partners	—	(9,476)
Net cash provided by (used in) financing activities	105,914	(212,537)
Net increase in cash	6,737	43,812
Cash at beginning of period	30,639	12,323
Cash at end of period	$37,376	$56,135

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage lending (including correspondent lending and retail lending) and loan servicing. PennyMac’s investment management activities and a portion of its loan servicing activities are conducted on behalf of investment vehicles that invest in residential mortgage loans and related assets. PennyMac’s primary wholly owned subsidiaries are:

•                  PNMAC Capital Management, LLC (“PCM”)—a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM enters into investment management agreements with entities that invest in residential mortgage loans and related assets.

Presently, PCM has management agreements with PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust, and three investment funds: PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., (the “Master Fund”), both registered under the Investment Company Act of 1940, as amended; and PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, “Investment Funds”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.”

•                  PennyMac Loan Services, LLC (“PLS”)—a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates or the Advised Entities, originates new prime credit quality residential mortgage loans, and engages in other mortgage banking activities for its own account and the account of PMT.

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

•                  PNMAC Opportunity Fund Associates, LLC (“PMOFA”)—a Delaware limited liability company and the general partner of the Master Fund. PMOFA is entitled to incentive fees representing allocations of profits (“Carried Interest”) from the Master Fund.

Initial Public Offering and Recapitalization

On May 14, 2013, PFSI completed an initial public offering (“IPO”) in which it sold approximately 12.8 million shares of its Class A common stock, at a public offering price of $18.00 per share. PFSI received net proceeds of $216.8 million, after deducting underwriting discounts and commissions, from sales of its shares in the IPO. PFSI used these net proceeds to purchase approximately 12.8 million Class A units of PennyMac. PFSI operates and controls all of the business and affairs and consolidates the financial results of PennyMac and its subsidiaries.

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

Tax Receivable Agreement

As part of the IPO, PFSI entered into an Exchange Agreement with PennyMac’s existing unitholders whereby the existing unitholders may exchange their PennyMac units for PFSI stock. Before 2013, PennyMac made an election pursuant to Section 754 of the Internal Revenue Code which remains in effect. As a result of this election an exchange under the Exchange Agreement results in a special adjustment for PFSI that may increase PFSI’s tax basis of certain assets of PennyMac that otherwise would not have been available. These increases in tax basis may reduce the amount of income tax that PFSI would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent a portion of the increased tax basis is allocated to those assets.

As part of the IPO, PFSI entered into a tax receivable agreement with PennyMac’s existing unitholders that will provide for the payment by PFSI to PennyMac exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis resulting from the exchanges noted above and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). Intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2014.

Reclassification of previously presented balances

Certain prior period amounts have been reclassified to conform to the current presentation. Specifically:

•                  Interest expense is included in Interest income as a new caption of Net interest expense to better reflect results of the Company’s portfolio of interest-earning assets. Previously, Interest expense was included within Total expenses. The reclassification results in the presentation of Net interest expense.

Following is a summary of the reclassifications:

	Quarter ended March 31, 2013
	As reported	As previously reported	Reclassification
	(in thousands)
Net interest expense (new caption):
Interest income	$1,742	$1,742	$—
Interest expense	3,330	—	3,330
	$(1,588)	$1,742	$(3,330)

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees charged to these entities (comprised of management fees, loan servicing fees net of loan servicing rebates, Carried Interest and fulfillment fees) totaled 35% and 50% of total net revenues for the quarters ended March 31, 2014 and 2013, respectively.

Note 3—Transactions with Affiliates

Transactions with PMT

Following is a summary of the management fees earned from PMT:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Management fees:
Base	$5,521	$4,364
Performance incentive	2,553	2,128
	$8,074	$6,492

In the event of termination by PMT, the Company may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual (or, if the period is than 24 months, annualized) performance incentive fee earned by the Company, in each case during the 24 month period before termination.

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Loan servicing fees:
Mortgage loans acquired for sale at fair value:
Base and supplemental	$17	$77
Activity-based	26	72
	43	149
Distressed mortgage loans:
Base and supplemental	4,966	3,875
Activity-based	6,386	1,877
	11,352	5,752
MSRs:
Base and supplemental	3,148	1,763
Activity-based	48	62
	3,196	1,825
	$14,591	$7,726

Following is a summary of correspondent lending activity between the Company and PMT:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Fulfillment fee revenue	$8,902	$28,244
UPB of loans fulfilled for PennyMac Mortgage Investment Trust	$1,919,578	$4,786,826

Sourcing fees paid	$892	$1,010
Fair value of loans purchased from PennyMac Mortgage Investment Trust	$3,130,530	$3,548,397

Following is a summary of investment activity between the Company and PMT:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Issuance of excess servicing spread	$20,526	$—
Interest expense from excess servicing spread	$2,862	$—
Excess servicing spread recapture recognized	$1,890	$—
MSR recapture recognized	$8	$133

Other Transactions

In connection with the IPO of PMT’s common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse the Company for the $2.9 million payment that it made to the underwriters in such offering (the “Conditional Reimbursement”) if PMT satisfied certain performance measures over a specified period of time. Effective February 1, 2013, the parties amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12 month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company received payments from PMT totaling $36,000 during the quarter ended March 31, 2014.

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

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Reimbursement of common overhead incurred by PCM and its affiliates	$2,578	$2,606
Reimbursement of expenses incurred on PMT’s behalf	445	1,358
	$3,023	$3,964
Payments and settlements during the period (1)	$18,386	$33,362

(1)         Payments and settlements include payments for management fees and correspondent lending activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from PMT are summarized below:

	March 31, 2014	December 31, 2013
	(in thousands)
Servicing fees	$8,222	$5,915
Management fees	8,074	8,924
Allocated expenses	2,764	2,009
Underwriting fees	1,752	1,788
	$20,812	$18,636

The Company also holds an investment in PMT in the form of 75,000 common shares of beneficial interest as of March 31, 2014 and December 31, 2013. The shares had fair values of $1.8 million and $1.7 million as of March 31, 2014 and December 31, 2013, respectively.

Investment Funds

Amounts due from the Investment Funds are summarized below:

	March 31, 2014	December 31, 2013
	(in thousands)
Receivable from Investment Funds:
Management fees	$2,035	$2,031
Loan servicing fees	837	727
Loan servicing rebate	148	136
Expense reimbursements	42	21
	$3,062	$2,915
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$38,838	$37,702
PNMAC Mortgage Opportunity Fund Investors, LLC	24,461	23,440
	$63,299	$61,142

Amounts due to the Investment Funds totaling $37.1 million and $36.9 million represent amounts advanced by the Investment Funds to fund servicing advances made by the Company as of March 31, 2014 and December 31, 2013, respectively.

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

As discussed in Note 1, the Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by PFSI to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $71.7 million liability and it has not made a payment under the tax sharing agreement as of March 31, 2014.

Note 4—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined using net income attributable to the Company’s common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is determined by dividing net income attributable to the Company’s common stockholders by the weighted average of shares of common stock outstanding, assuming all potentially dilutive shares of common stock were issued.

The Company applies the treasury stock method to determine the dilutive weighted average shares of common stock represented by the unvested stock based awards and the exchangeable PennyMac Class A units. The diluted earnings per share calculation assumes the exchange of these PennyMac Class A units for shares of common stock. Accordingly, earnings attributable to the Company’s common stockholders is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the income taxes applicable to the shares of common stock assumed to be exchanged.

The Company did not disclose March 31, 2013 earnings per share amounts as the Company was not publicly traded.

The following table summarizes the basic and diluted earnings per share calculations:

Quarter ended March 31, 2014
(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$7,972
Weighted-average common stock outstanding	20,866
Basic earnings per share of common stock:	$0.38

Diluted earnings per share of common stock:
Net income	$7,972
Effect of net income attributable to noncontrolling interest, net of tax	21,010
Diluted net income attributable to common stockholders	$28,982
Weighted-average common stock outstanding	20,866
Dilutive shares:
PennyMac Class A units exchangeable to common stock	55,051
Shares issuable under stock-based compensation plans	35
Diluted weighted-average common stock outstanding	75,952
Diluted earnings per share of common stock	$0.38

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

The following table summarizes cash flows between the Company and transferees upon sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans (primarily the obligation to service the loans on behalf of the loans’ owners or owners’ agents):

	Quarter ended March 31,
	2014	2013
	(in thousands)
Cash flows:
Sales proceeds	$3,298,915	$4,045,610
Servicing fees received	$22,184	$9,299
Net servicing advances	$(608)	$(3,736)
Period end information:
Unpaid principal balance (“UPB”) of loans outstanding at end of period	$26,289,208	$12,485,598
Delinquencies:
30-89 days	$362,131	$119,433
90 days or more or in foreclosure or bankruptcy	$176,608	$36,566

The Company’s mortgage servicing portfolio is summarized as follows:

	March 31, 2014
	Servicing rights owned	Contract servicing and subservicing	Total loans serviced
	(in thousands)
Agencies	$49,201,662	$—	$49,201,662
Affiliated entities	—	33,072,540	33,072,540
Private investors	907,981	936	908,917
Mortgage loans held for sale	660,470	—	660,470
	$50,770,113	$33,073,476	$83,843,589
Amount subserviced for the Company	$2,214,554	$415,435	$2,629,989
Delinquent mortgage loans:
30 days	$872,052	$246,218	$1,118,270
60 days	407,057	114,867	521,924
90 days or more	1,085,662	1,337,631	2,423,293
	2,364,771	1,698,716	4,063,487
Loans pending foreclosure	187,876	1,861,167	2,049,043
	$2,552,647	$3,559,883	$6,112,530
Custodial funds managed by the Company (1)	$654,098	$281,921	$936,019

	December 31, 2013
	Servicing rights owned	Contract servicing and subservicing	Total loans serviced
	(in thousands)
Agencies	$44,969,026	$—	$44,969,026
Affiliated entities	—	31,632,718	31,632,718
Private investors	969,794	89,361	1,059,155
Mortgage loans held for sale	506,540	—	506,540
	$46,445,360	$31,722,079	$78,167,439
Amount subserviced for the Company	$156,347	$582,610	$738,957
Delinquent mortgage loans:
30 days	$1,304,054	$263,518	$1,567,572
60 days	346,912	112,275	459,187
90 days or more	605,555	1,416,498	2,022,053
	2,256,521	1,792,291	4,048,812
Loans pending foreclosure	168,776	1,792,128	1,960,904
	$2,425,297	$3,584,419	$6,009,716
Custodial funds managed by the Company (1)	$568,161	$246,587	$814,748

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

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by the total UPB:

State	March 31, 2014	December 31, 2013
	(in thousands)
California	$30,959,910	$30,320,616
Texas	4,801,408	4,470,123
Virginia	4,300,935	3,769,683
Florida	3,810,018	3,416,274
Washington	3,096,898	2,760,900
All other states	36,874,420	33,429,843
	$83,843,589	$78,167,439

Certain of the loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Loans are subserviced for the Company on a transitional basis for loans where the Company has obtained the rights to service the loans but servicing of the loans has not yet transferred to the Company’s servicing system.

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk for the interest rate lock commitments (“IRLCs”) it makes to purchase or originate mortgage loans at specified interest rates, its inventory of mortgage loans held for sale and mortgage servicing rights (“MSRs”). The Company has elected to net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a master netting arrangement that is legally enforceable on all counterparties in the event of default. The derivatives that are not subject to a master netting arrangement are IRLCs.

Following are summaries of derivative assets and related set off amounts.

Offsetting of Derivative Assets

	March 31, 2014			December 31, 2013
	Gross amount of recognized assets	Gross amount offset in the balance sheet	Net amount of assets in the balance sheet	Gross amount of recognized assets	Gross amount offset in the balance sheet	Net amount of assets in the balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$434	$—	$434	$665	$—	$665
MBS call options	328	—	328	91	—	91
Forward purchase contracts	1,942	—	1,942	416	—	416
Forward sale contracts	5,008	—	5,008	18,762	—	18,762
Put options on Eurodollar futures	277	—	277	—	—	—
Call options on Eurodollar futures	62	—	62	—	—	—
Netting	—	(2,707)	(2,707)	—	(7,358)	(7,358)
	8,051	(2,707)	5,344	19,934	(7,358)	12,576
Derivatives not subject to master netting arrangements - IRLCs	16,333	—	16,333	8,964	—	8,964
	$24,384	$(2,707)	$21,677	$28,898	$(7,358)	$21,540

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2014				December 31, 2013
		Gross amount not offset in the consolidated balance sheet				Gross amount not offset in the consolidated balance sheet
	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$16,333	$—	$—	$16,333	$8,964	$—	$—	$8,964
Citibank, N.A.	1,330	—	—	1,330	—	—	—	—
Bank of America, N.A.	880	—	—	880	1,680	—	—	1,680
Goldman Sachs	781	—	—	781	16	—	—	16
Daiwa Capital Markets	494	—	—	494	1,190	—	—	1,190
Credit Suisse First Boston Mortgage Capital LLC	321	—	—	321	2,149	—	—	2,149
Morgan Stanley Bank, N.A.	157	—	—	157	1,704	—	—	1,704
Others	1,381	—	—	1,381	5,837	—	—	5,837
	$21,677	$—	$—	$21,677	$21,540	$—	$—	$21,540

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related set off amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The assets sold under agreements to repurchase do not qualify for netting.

	March 31, 2014			December 31, 2013
	Gross amount of recognized liabilities	Gross amount offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet	Gross amount of recognized liabilities	Gross amount offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet
	(in thousands)
Derivatives subject to a master netting arrangement:
Forward purchase contracts	$2,392	$—	$2,392	$6,542	$—	$6,542
Forward sale contracts	2,327	—	2,327	504	—	504
Netting	—	(4,600)	(4,600)	—	(6,787)	(6,787)
	4,719	(4,600)	119	7,046	(6,787)	259
Derivatives not subject to a master netting arrangement - IRLCs	2,036	—	2,036	2,203	—	2,203
Total derivatives	6,755	(4,600)	2,155	9,249	(6,787)	2,462
Mortgage loans sold under agreements to repurchase	567,737	—	567,737	471,592	—	471,592
	$574,492	$(4,600)	$569,892	$480,841	$(6,787)	$474,054

Derivative Liabilities, Financial Liabilities, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that does not qualify under the accounting guidance for netting. All assets sold under agreements to repurchase are secured by sufficient collateral or exceed the liability amount recorded on the consolidated balance sheets.

	March 31, 2014				December 31, 2013
		Gross amount not offset in the consolidated balance sheet				Gross amount not offset in the consolidated balance sheet
	Net amount of				Net amount of
	liabilities		Cash		liabilities		Cash
	in the consolidated	Financial	collateral	Net	in the consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$2,036	$—	$—	$2,036	$2,203	$—	$—	$2,203
Credit Suisse First Boston Mortgage Capital LLC	246,998	(246,998)	—	—	198,888	(198,888)	—	—
Bank of America, N.A.	211,791	(211,791)	—	—	234,511	(234,511)	—	—
Morgan Stanley Bank, N.A.	108,676	(108,676)	—	—	38,193	(38,193)	—	—
Citibank, N.A.	272	(272)	—	—	—	—	—	—
Others	119	—	—	119	259	—	—	259
	$569,892	$(567,737)	$—	$2,155	$474,054	$(471,592)	$—	$2,462

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets and its originated MSRs relating to loans with initial interest rates of more than 4.5% and MSRs purchased subject to excess servicing spread (“ESS”) financing to be accounted for at estimated fair value so changes in fair value will be reflected in results of operations as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSR’s fair value risk.

For originated MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5%, management has concluded that such assets present different risks to the Company than originated MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management’s risk management efforts relating to these assets are aimed at mainly moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ fair values. Management has identified these assets for accounting using the amortization method.

Management’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at mainly moderating the effects of changes in interest rates on the assets’ fair values. At times during the three months ended March 31, 2014 and 2013, derivatives were used to hedge the fair value changes of the MSRs.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$40,957	$—	$—	$40,957
Mortgage loans held for sale at fair value	—	713,491	3,985	717,476
Derivative assets:
Interest rate lock commitments	—	—	16,333	16,333
Forward purchase contracts	—	1,942	—	1,942
Forward sales contracts	—	5,008	—	5,008
MBS put options	—	434	—	434
MBS call options	—	328	—	328
Put options on Eurodollar futures	—	277	—	277
Call options on Eurodollar futures	—	62	—	62
Total derivative assets before netting	—	8,051	16,333	24,384
Netting (1)	—	—	—	(2,707)
Total derivative assets	—	8,051	16,333	21,677
Investment in PennyMac Mortgage Investment Trust	1,793	—	—	1,793
Mortgage servicing rights at fair value	—	—	246,984	246,984
	$42,750	$721,542	$267,302	$1,028,887
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$151,019	$151,019
Derivative liabilities:
Interest rate lock commitments	—	—	2,036	2,036
Forward purchase contracts	—	2,392	—	2,392
Forward sales contracts	—	2,327	—	2,327
Total derivative liabilities before netting	—	4,719	2,036	6,755
Netting (1)	—	—	—	(4,600)
Total derivative liabilities	—	4,719	2,036	2,155
	$—	$4,719	$153,055	$153,174

(1)         Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$142,582	$—	$—	$142,582
Mortgage loans held for sale at fair value	—	527,071	3,933	531,004
Derivative assets:
Interest rate lock commitments	—	—	8,964	8,964
Forward purchase contracts	—	416	—	416
Forward sales contracts	—	18,762	—	18,762
MBS put options	—	665	—	665
MBS call options	—	91	—	91
Total derivative assets before netting	—	19,934	8,964	28,898
Netting (1)	—	—	—	(7,358)
Total derivative assets	—	19,934	8,964	21,540
Investment in PennyMac Mortgage Investment Trust	1,722	—	—	1,722
Mortgage servicing rights at fair value	—	—	224,913	224,913
	$144,304	$547,005	$237,810	$921,761
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$138,723	$138,723
Derivative liabilities:
Interest rate lock commitments	—	—	2,203	2,203
Forward purchase contracts	—	6,542	—	6,542
Forward sales contracts	—	504	—	504
Total derivative liabilities before netting	—	7,046	2,203	9,249
Netting (1)	—	—	—	(6,787)
Total derivative liabilities	—	7,046	2,203	2,462
	$—	$7,046	$140,926	$141,185

(1)         Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the set off of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

As shown above, certain of the Company’s mortgage loans held for sale, MSRs at fair value, IRLCs, and ESS financing at fair value are measured using Level 3 inputs. Following is a roll forward of these items for the quarters ended March 31, 2014 and 2013 where Level 3 significant inputs were used on a recurring basis:

	Quarter ended March 31, 2014
	Mortgage loans held for sale	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$3,933	$6,761	$224,913	$235,607
Repurchases of mortgage loans subject to representations and warranties	—	—	—	—
Repayments	(14)	—	—	(14)
Interest rate lock commitments issued, net	—	36,438	—	36,438
Purchases	—	—	25,866	25,866
MSRs received as proceeds from mortgage loan sales	—	—	6,933	6,933
Sales	—	—	—	—
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	66	5,353	(10,728)	(5,309)
	66	5,353	(10,728)	(5,309)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(34,255)	—	(34,255)
Balance, March 31, 2014	$3,985	$14,297	$246,984	$265,266
Changes in fair value recognized during the period relating to assets still held at March 31, 2014	$66	$14,297	$(10,728)

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Excess servicing spread financing
(in thousands)
Liability:
Balance, December 31, 2013	$138,723
Proceeds from issuance of ESS	20,526
ESS issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,113
Accrual of interest on excess servicing spread financing	2,862
Repayments	(7,413)
Changes in fair value included in income	(4,792)
Balance, March 31, 2014	$151,019
Changes in fair value recognized during the period relating to liability still held at March 31, 2014	$(4,792)

	Quarter ended March 31, 2013
	Mortgage loans held for sale	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$—	$23,951	$19,798	$43,749
Repurchases of mortgage loans subject to representations and warranties	4,612	—	—	4,612
Repayments	(13)	—	—	(13)
Interest rate lock commitments issued, net	—	33,649	—	33,649
MSRs received as proceeds from mortgage loan sales	—	—	3	3
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	(112)	(107)	(1,179)	(1,398)
	(112)	(107)	(1,179)	(1,398)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(32,056)	—	(32,056)
Balance, March 31, 2013	$4,487	$25,437	$18,622	$48,546
Changes in fair value recognized during the period relating to assets still held at March 31, 2013	$(112)	$25,437	$(1,179)

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

Net gains (losses) from changes in estimated fair values included in earnings for financial statement items carried at estimated fair value as a result of management’s election of the fair value option are summarized below:

	Quarter ended March 31,
	2014			2013
	Net gains on mortgage loans held for sale at fair value	Net servicing fees	Total	Net gains on mortgage loans held for sale at fair value	Net servicing fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$49,902	$—	$49,902	$26,161	$—	$26,161
Mortgage servicing rights at fair value	—	(10,728)	(10,728)	—	(1,179)	(1,179)
	$49,902	$(10,728)	$39,174	$26,161	$(1,179)	$24,982
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$4,792	$4,792	$—	$—	$—
	$—	$4,792	$4,792	$—	$—	$—

Following are the fair value and related principal amounts due upon maturity of assets and liabilities accounted for under the fair value option:

	March 31, 2014
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$714,558	$675,815	$38,743
90 days or more delinquent:
Not in foreclosure	2,108	2,116	(8)
In foreclosure	810	904	(94)
	$717,476	$678,835	$38,641

	December 31, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$524,665	$504,705	$19,960
90 days or more delinquent:
Not in foreclosure	5,567	5,479	88
In foreclosure	772	660	112
	$531,004	$510,844	$20,160

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$69,160	$69,160
	$—	$—	$69,160	$69,160

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$136,690	$136,690
	$—	$—	$136,690	$136,690

The following table summarizes the total gains (losses) on assets measured at estimated fair values on a nonrecurring basis:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(421)	$555
	$(421)	$555

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as its Mortgage loans sold under agreements to repurchase, Note payable, Carried Interest due from Investment Funds, and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

Cash is measured using “Level 1” significant inputs. The Company’s borrowings carried at amortized cost do not have active markets or observable inputs and the fair value is measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of March 31, 2014 and December 31, 2013 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate the fair value.

Management has concluded that the carrying value of the Carried Interest due from Investment Funds approximates its fair value as the balance represents the amount distributable to the Company at the balance sheet date assuming liquidation of the Investment Funds. Management has concluded that the estimated fair value of the Note payable approximates the agreements’ carrying value due to the agreement’s short term and variable interest rate. The Company has classified these financial instruments as “Level 3” financial statement items due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair value.

The Company also carries the receivable from and payable to the Advised Entities at cost. Management has concluded that the estimated fair value of such balances approximates the carrying value due to the short terms of such balances.

Valuation Techniques and Assumptions

Most of the Company’s financial assets, including its ESS, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs and ESS are “Level 3” financial statement items which require the use of significant unobservable inputs in the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

The Company’s Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring the Company’s investment portfolios and maintenance of its valuation policies and procedures, estimates the fair values of “Level 3” financial instruments and MSRs.

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

Certain of the Company’s mortgage loans may become non salable into active markets due to identification of a defect by the Company or to the repurchase of a mortgage loan with an identified defect. Because such mortgage loans are generally not salable into active mortgage markets, they are classified as “Level 3” financial statement items. The significant unobservable inputs used in the fair value measurement of the Company’s “non-salable” mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key inputs used in the valuation of “Level 3” mortgage loans held for sale at fair value:

	March 31, 2014	December 31, 2013
Key inputs	Range (Weighted average)
Discount rate	7.8% - 13.4%	7.8% - 13.4%
	(9.2%)	(8.9%)
Twelve-month projected housing price index change	4.1% - 4.3%	4.5% - 4.7%
	(4.2%)	(4.6%)
Prepayment speed (1)	2.3% - 5.8%	1.6% - 5.1%
	(4.9%)	(4.4%)
Total prepayment speed (2)	4.6% - 5.8%	2.9% - 5.2%
	(5.5%)	(4.7%)

(1)  Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(2)  Total prepayment speed is measured using Life Total CPR.

Changes in fair value attributable to changes in instrument specific credit risk are measured by the change in the respective loan’s delinquency status at period end from the later of the beginning of the period or acquisition date. Changes in fair value of mortgage loans held for sale are included in Net gains on mortgage loans held for sale at fair value in the consolidated statements of income.

Derivative Financial Instruments

The Company categorizes IRLCs as a “Level 3” financial statement item. The Company estimates the fair value of an IRLC based on quoted Agency mortgage-backed securities (“MBS”) prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will fund or be purchased (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull through rate for loans that have decreased in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2014	December 31, 2013
Key inputs	Range (Weighted average)
Pull-through rate	60.8% - 98.0%	62.1% - 98.1%
	(78.5%)	(81.7%)
MSR value expressed as:
Servicing fee multiple	1.9 - 5.1	2.0 - 5.0
	(3.7)	(3.7)
Percentage of UPB	0.4% - 2.4%	0.4% - 2.4%
	(1.0%)	(0.9%)

The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the MBS options and futures it purchases and sells based on observed interest rate volatilities in the MBS market. Changes in fair value of IRLCs and related hedging derivatives are included in Net gains on mortgage loans held for sale at fair value in the consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSRs include prepayment rates of the underlying loans, the applicable discount rate or pricing spread, and the per-loan annual cost to service mortgage loans.

The results of the estimates of fair value of MSRs are reported to the Company’s senior management valuation committee as part of their review and approval of monthly valuation results. Changes in the fair value of MSRs are included in Net servicing fees—Amortization, impairment and change in estimated fair value of mortgage servicing rights in the consolidated statements of income.

Key assumptions used in determining the fair value of MSRs at the time of initial recognition are as follows:

	Quarter ended March 31,
	2014		2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and UPB of underlying mortgage loans in thousands)
Amount recognized	$6,933	$30,581	$3	$41,733
UPB of underlying mortgage loans	$511,467	$2,623,599	$324	$3,856,356
Weighted-average servicing fee rate (in basis points)	32	30	25	26

Pricing spread (1)	8.5% - 13.8%	7.3% - 14.8%	8.6% - 8.9%	5.4% - 12.5%
	(11.2%)	(10.5%)	(8.7%)	(8.5%)
Annual total prepayment speed (2)	7.9% - 17.2%	7.6% - 45.3%	11.3% - 12.7%	8.5% - 16.5%
	(8.5%)	(8.1%)	(12.4%)	(8.8%)
Life (in years)	2.7 – 7.5	1.5 – 7.5	6.5 – 6.7	2.9 – 6.9
	(7.2)	(7.1)	(6.5)	(6.7)
Per-loan annual cost of servicing	$68 – $100	$68 – $100	$68 – $68	$68 – $120
	($97)	($100)	($68)	($100)

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offering Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)         Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at period end and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon UPB):

Purchased MSRs Backed by Distressed Mortgage Loans

	March 31, 2014		December 31, 2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, UPB of underlying mortgage loans and effect on value amounts in thousands)
Carrying value	$10,896	—	$10,129	—
UPB of underlying mortgage loans	$907,981	—	$969,794	—
Weighted-average note interest rate	5.79%	—	5.80%	—
Weighted-average servicing fee rate (in basis points)	50	—	50	—
Discount rate	12.1% – 12.1%	—	15.3% – 15.3%	—
	(12.1%)	—	(15.3%)	—
Effect on fair value of:
5% adverse change	($229)	—	($251)	—
10% adverse change	($449)	—	($490)	—
20% adverse change	($864)	—	($937)	—
Life (in years)	5.1 - 5.1	—	5.0 - 5.0	—
	(5.1)		(5.0)
Prepayment speed (1)	11.3% – 11.3%	—	11.4% – 11.4%	—
	(11.3%)	—	(11.4%)	—
Effect on fair value of:
5% adverse change	($258)	—	($231)	—
10% adverse change	($511)	—	($456)	—
20% adverse change	($1,000)	—	($898)	—
Per-loan annual cost of servicing	$211 – $211	—	$218 – $218	—
	($211)	—	($218)	—
Effect on fair value of:
5% adverse change	($211)	—	($197)	—
10% adverse change	($421)	—	($393)	—
20% adverse change	($842)	—	($787)	—

(1)         Prepayment speed is measured using Life Voluntary CPR.

All Other MSRs

	March 31, 2014		December 31, 2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, UPB of underlying mortgage loans and effect on value amounts in thousands)
Carrying value	$236,088	$282,144	$214,784	$258,751
UPB of underlying mortgage loans	$24,536,177	$24,665,485	$22,469,179	$22,499,847
Weighted-average note interest rate	4.44%	3.70%	4.48%	3.65%
Weighted-average servicing fee rate (in basis points)	32	29	32	29
Pricing spread (1)	2.9% – 19.6%	6.3% – 14.8%	2.9% – 18.0%	6.3% – 14.5%
	(8.2%)	(9.0%)	(7.5%)	(8.7%)
Effect on fair value of:
5% adverse change	($3,844)	($6,448)	($3,551)	($5,312)
10% adverse change	($7,562)	($12,638)	($6,900)	($10,395)
20% adverse change	($14,647)	($24,298)	($13,305)	($20,039)

Average life (in years)	0.1 – 14.3	1.6 – 7.3	0.1 – 14.4	1.5 – 7.3
	(5.8)	(6.9)	(6.2)	(7.0)

Prepayment speed (2)	7.7% – 54.6%	7.6% – 43.9%	7.8% – 50.8%	7.6% – 42.5%
	(10.4%)	(8.1%)	(9.7%)	(8.0%)
Effect on fair value of:
5% adverse change	($4,857)	($4,944)	($4,622)	($4,615)
10% adverse change	($9,538)	($9,747)	($9,073)	($9,097)
20% adverse change	($18,409)	($18,952)	($17,500)	($17,684)

Per-loan annual cost of servicing	$68 – $115	$68 – $100	$68 – $115	$68 – $100
	($88)	($99)	($87)	($99)
Effect on fair value of:
5% adverse change	($2,925)	($2,855)	($2,817)	($2,609)
10% adverse change	($5,850)	($5,711)	($5,633)	($5,217)
20% adverse change	($11,701)	($11,422)	($11,266)	($10,434)

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

(2)         Prepayment speed is measured using Life Total CPR.

The preceding sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes to other variables; are subject to the accuracy of various models and assumptions used; and do not incorporate other factors that would affect the Company’s overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

Excess Servicing Spread Financing at Fair Value

The Company categorizes ESS financing as a “Level 3” financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS financing. The key inputs used in the estimation of ESS financing include pricing spread, average life, and prepayment speed. Significant changes to any of those inputs in isolation could result in a significant change in the ESS financing fair value measurement. Changes in these key assumptions are not necessarily directly related.

ESS is generally subject to loss in value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the ESS, thereby reducing ESS financing’s fair value. Reductions in the fair value of ESS financing affect income primarily through change in fair value.

Interest expense for ESS financing is accrued using the interest method based upon the expected income from the ESS through the expected life of the underlying mortgage loans. Changes to expected cash flows result in a change in fair value which is recorded in Amortization, impairment and change in estimated fair value of mortgage servicing rights.

Following are the key inputs used in determining the fair value of ESS financing:

	March 31, 2014	December 31, 2013
Key inputs	Range (Weighted average)
UPB of underlying loans (in thousands)	$22,246,336	$20,512,659
Average servicing fee rate (in basis points)	32	32
Average excess servicing spread (in basis points)	16	16
Pricing spread (1)	1.7% - 14.4%	2.8% - 14.4%
	(4.8%)	(5.4%)
Average life	0.6 - 7.3	0.9 - 8.0
	(5.7)	(6.1)
Prepayment speed (2)	7.7% - 63.8%	7.7% - 48.6%
	(10.4%)	(9.7%)

(1)   Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the united states LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)   Prepayment speed is measured using Life Total CPR.

Note 8—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Government-insured or guaranteed	$692,265	$482,066
Conventional conforming	21,226	45,005
Repurchased mortgage loans	3,985	3,933
	$717,476	$531,004
Fair value of mortgage loans pledged to secure mortgage loans sold under agreements to repurchase	$694,028	$512,350

Note 9—Derivative Financial Instruments

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in market interest rates. To manage this price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the value of the Company’s IRLCs, inventory of mortgage loans held for sale and MSRs.

The Company does not use derivative financial instruments for purposes other than in support of its risk management activities other than IRLCs, which are generated in the normal course of business when the Company commits to purchase or originate mortgage loans held for sale. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2014			December 31, 2013
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	1,202,126	$16,333	$2,036	971,783	$8,964	$2,203
Forward purchase contracts	1,506,667	1,942	2,392	1,418,527	416	6,542
Forward sales contracts	2,829,176	5,008	2,327	2,659,000	18,762	504
MBS put options	175,000	434	—	185,000	665	—
MBS call options	160,000	328	—	105,000	91	—
Put options on Eurodollar futures	325,000	277	—		—	—
Call options on Eurodollar futures	100,000	62	—		—	—
Total derivatives before netting		24,384	6,755		28,898	9,249
Netting		(2,707)	(4,600)		(7,358)	(6,787)
		$21,677	$2,155		$21,540	$2,462

The following table summarizes the notional value activity for derivative contracts used to hedge the Company’s IRLCs, inventory of mortgage loans held for sale at fair value and MSRs:

Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Quarter ended March 31, 2014
Forward purchase contracts	1,418,527	6,899,388	(6,811,248)	1,506,667
Forward sales contracts	2,659,000	10,540,119	(10,369,943)	2,829,176
MBS put options	185,000	385,000	(395,000)	175,000
MBS call options	105,000	395,000	(340,000)	160,000
Put options on Eurodollar futures	—	325,000	—	325,000
Call options on Eurodollar futures	—	175,000	(75,000)	100,000
Treasury future purchase contracts	—	21,600	(21,600)	—
Treasury future sale contracts	—	30,700	(30,700)	—

Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Quarter ended March 31, 2013
Forward purchase contracts	1,021,981	10,195,550	(9,868,231)	1,349,300
Forward sales contracts	2,621,948	14,677,256	(14,276,494)	3,022,710
MBS put options	500,000	965,000	(1,140,000)	325,000
MBS call options	—	850,000	(550,000)	300,000

The Company recorded net losses on derivative financial instruments totaling $20.1 million and net gains on derivative financial instruments totaling $12.3 million for the quarters ended March 31, 2014 and 2013, respectively. Derivative gains and losses are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

The Company recorded net losses on derivatives used to hedge fair value changes of MSRs totaling $431,000 and $1.3 million for the quarters ended March 31, 2014 and 2013, respectively. The derivative losses are included in Amortization, impairment and change in estimated fair value of mortgage servicing rights in the Company’s consolidated statements of income.

Note 10—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$224,913	$19,798
Additions:
Purchases	25,866	—
MSRs resulting from loan sales	6,933	3
	32,799	3
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model (1)	(2,956)	(90)
Other changes in fair value (2)	(7,772)	(1,089)
Total change in fair value	(10,728)	(1,179)
Balance at end of period	$246,984	$18,622

(1)               Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)               Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Amortized cost:
Balance at beginning of period	$263,373	$92,155
Additions:
MSRs resulting from loan sales	30,581	41,733
Amortization	(6,767)	(3,095)
Application of valuation allowance to write down MSRs with other-than-temporary impairment	—	—
Balance at end of period	287,187	130,793

Valuation allowance:
Balance at beginning of period	(4,622)	(2,978)
(Additions) reversals	(421)	555
Application of valuation allowance to write down MSRs with other-than-temporary impairment	—	—
Balance at end of period	(5,043)	(2,423)
MSRs, net	$282,144	$128,370
Estimated fair value of MSRs at end of period	$291,535	$137,553

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This projection was developed using the assumptions made by management in its March 31, 2014 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve month period ending March 31,	amortization
(in thousands)
2015	$26,075
2016	25,705
2017	25,342
2018	24,525
2019	23,027
Thereafter	162,513
$287,187

Servicing fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees are recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the consolidated statements of income and are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Contractual servicing fees	$36,100	$9,057
Ancillary and other fees
Late charges	887	413
Other	176	102
	$37,163	$9,572

Note 11—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$61,142	$47,723
Carried Interest recognized during the period	2,157	4,737
Proceeds received during the period	—	—
Balance at end of period	$63,299	$52,460

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

Management expects the Carried Interest to be collected by the Company when the Investment Funds liquidate. The commitment period for the Investment Funds ended on December 31, 2011. The Investment Fund limited liability company and limited partnership agreements specify that the funds will continue in existence through December 31, 2016, subject to three one-year extensions by PCM at its discretion.

Note 12—Investment in PennyMac Mortgage Investment Trust at Fair Value

Following is a summary of Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Dividends	$44	$43
Change in fair value	71	45
	$115	$88

Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,793	$1,942

Note 13—Borrowings

As of March 31, 2014, the Company maintained five borrowing facilities: four facilities that provide for sales of mortgage loans under agreements to repurchase; and one note payable secured by MSRs and servicing advances made relating to certain loans in the Company’s loan servicing portfolio.

Mortgage Loans Sold Under Agreement to Repurchase

The borrowing facilities secured by mortgage loans held for sale are in the form of loan sale and repurchase agreements. Eligible loans are sold at advance rates based on the loan type. Interest is charged at a rate based on the buyer’s overnight cost-of funds rate for one agreement and based on LIBOR for the other three agreements. Loans sold under these agreements may be re-pledged by the lenders.

Financial data pertaining to mortgage loans sold under agreements to repurchase are as follows:

	Quarter ended March 31,
	2014	2013
	(dollar amounts in thousands)
Period end:
Balance	$567,737	$180,049
Unused amount (1)	$432,263	$319,951
Weighted-average interest rate	1.76%	2.21%
Fair value of loans securing agreements to repurchase	$694,028	$197,693
During the period:
Average balance of loans sold under agreements to repurchase	$291,093	$275,061
Weighted-average interest rate (2)	1.78%	2.26%
Total interest expense	$2,329	$2,375
Maximum daily amount outstanding	$567,737	$479,860

(1)         The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the mortgage loans sold.

(2)         Excludes the effect of amortization of commitment fees totaling $1.0 million and $819,000 for the quarters ended March 31, 2014 and 2013, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2014	Balance
(in thousands)
Within 30 days	$5,501
Over 30 to 90 days	561,357
Over 90 days	879
$567,737
Weighted-average maturity (in months)	2.5

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of March 31, 2014:

Counterparty	Amount at risk	Weighted-average maturity of advances under repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$63,790	June 20, 2014	October 31, 2014
Bank of America, N.A.	$54,550	June 19, 2014	January 30, 2015
Morgan Stanley	$9,020	May 18, 2014	July 1, 2014
Citibank, N.A.	$24	March 8, 2014	July 24, 2014

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. The Company had $1.5 million on deposit with its mortgage loan repurchase agreement counterparties at March 31, 2014 and December 31, 2013. Such amounts are included in Other assets on the consolidated balance sheets.

Note Payable

The note payable is summarized below:

	March 31, 2014	December 31, 2013
	(in thousands)
Period end:
Note payable secured by:
Servicing advances	$—	$3,852
MSRs	48,819	48,302
	$48,819	$52,154
Assets pledged to secure note payable:
Servicing advances	$—	$5,564
MSRs	$272,115	$258,241

The note payable matures on October 31, 2014. Interest is charged at a rate based on the lender’s overnight cost-of-funds. The note payable is secured by servicing advances and MSRs relating to certain loans in the Company’s servicing portfolio, and provides for advance rates ranging from 50% to 85% of the amount of the servicing advances or the carrying value of the MSR pledged, up to a maximum of $17 million in the case of servicing advances and $100 million in the case of MSRs.

The borrowing facilities contain various covenants, including financial covenants governing the Company’s net worth, debt to equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these requirements as of March 31, 2014.

Excess Servicing Spread Financing

In conjunction with the Company’s purchase from non-affiliates of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements which are treated as financings and are carried at estimated fair value with changes in fair value recognized in current period income. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained all ancillary income associated with servicing the loans and a fixed base servicing fee. The Company continues to be the servicer of the mortgage loans and provides all servicing functions, including responsibility to make servicing advances.

Following is a summary of ESS:

Quarter ended March 31, 2014
(in thousands)
Balance at beginning of period	$138,723
Proceeds from issuance of ESS	20,526
ESS issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,113
Accrual of interest expense	2,862
Repayments	(7,413)
Change in fair value	(4,792)
Balance at end of period	$151,019

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of activity in the Company’s liability for representations and warranties:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$8,123	$3,504
Provision for losses on loans sold	851	1,244
Incurred losses	—	—
Balance at end of period	$8,974	$4,748
UPB of mortgage loans subject to representations and warranties at period end	$26,304,717	$14,586,623

Following is a summary of the Company’s repurchase activity:

	Quarter ended March 31,
	2014	2013
	(in thousands)
During the period:
UPB of mortgage loans repurchased	$1,890	$—
UPB of repurchased mortgage loans put to correspondent lenders	$798	$—
Period end:
UPB of mortgage loans subject to pending claims for repurchase	$2,960	$1,038

Note 15—Stockholders’ Equity

During the quarter ended March 31, 2014, PennyMac unitholders exchanged 66,709 Class A units for PFSI Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 72.57% at December 31, 2013 to 72.49% at March 31, 2014.

Note 16—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Cash gain (loss):
Sales proceeds	$4,481	$(11,823)
Hedging activities	(10,256)	17,621
	(5,775)	5,798
Non-cash gain:
Receipt of MSRs in loan sale transactions	37,514	41,736
MSR recapture payable to PennyMac Mortgage Investment Trust	(1,898)	(133)
Provision for losses relating to representations and warranties on loans sold	(851)	(1,244)
Change in fair value relating to loans and hedging derivatives held at period end:
IRLCs	7,536	1,497
Mortgage loans	7,828	(2,392)
Hedging derivatives	(9,816)	(5,305)
	$34,538	$39,957

Note 17—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Interest income:
Short-term investment	$201	$40
Mortgage loans held for sale at fair value	3,909	1,702
	4,110	1,742
Interest expense:
Mortgage loans sold under agreements to repurchase	2,329	2,375
Note payable	659	737
Excess servicing spread financing at fair value	2,862	—
Other	536	218
	6,386	3,330
Net interest expense	$(2,276)	$(1,588)

Note 18—Stock-based Compensation

The Company’s 2013 Equity Incentive Plan provides for grants of stock options, time based and performance based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of March 31, 2014, the Company has 16.7 million units available for future awards. The Company estimates the cost of the stock options, time based restricted stock units and performance based restricted stock units awarded with reference to the fair value of PFSI’s underlying common stock on the date of the award. Compensation costs are fixed, except for the performance based restricted stock units, at the grant’s estimated fair value on the grant date as all grantees are employees of PennyMac and directors of the Company. Expense relating to awards is included in Compensation in the consolidated statements of income.

Following is a summary of the stock-based compensation expense by instrument awarded:

Quarter ended March 31, 2014
(in thousands)
Stock options	$1,187
Performance-based RSUs	762
Time-based RSUs	436
$2,385

The Company had no equity award vestings during the quarter. Following is a summary of equity award grants made during the quarter:

	Quarter ended March 31, 2014	Terms
	(in thousands)

Stock options	747	Service conditions vesting 1/3 annually for three years; 10 year expiration; $17.26 exercise price
Performance-based RSUs	609	Term vesting on December 31, 2016 based on performance and market conditions
Time-based RSUs	97	Service conditions vesting 1/3 annually for three years
	1,453

Note 19—Income Taxes

For the quarter ended March 31, 2014, the Company’s effective tax rate was 11.3%. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s shares, it expects an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase its effective income tax rate.

Note 20—Supplemental Cash Flow Information

	Quarter ended March 31,
	2014	2013
	(in thousands)
Cash paid for interest	$6,223	$3,693
Cash paid for income taxes	$3	$—
Non-cash investing activity:
Receipt of MSRs created in loan sales activities	$37,514	$41,736
Non-cash financing activity:
Settlement of stock subscription through partnership distribution	$—	$4,113
Transfer of ESS pursuant to recapture agreement with PMT	$1,113	$—

Note 21—Regulatory Net Worth and Agency Capital Requirements

The Company, through PLS, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital requirements, the calculations of which are specified by each Agency, are summarized below:

	March 31, 2014		December 31, 2013
Requirement—company subject to requirement	Net worth (1)	Required	Net worth (1)	Required
	(in thousands)
Fannie Mae—PLS	$446,795	$84,829	$409,552	$83,148
Freddie Mac—PLS	$447,059	$3,092	$409,860	$3,001
Ginnie Mae:
Issuer—PLS	$417,578	$100,358	$388,125	$102,619
Issuer’s parent—PennyMac	$642,332	$110,394	$598,198	$112,881
HUD—PLS	$417,578	$2,500	$388,125	$2,500

(1)         Calculated in compliance with the respective Agency’s requirements.

Noncompliance with the respective agencies’ capital requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. PennyMac and PLS had Agency capital in excess of the respective Agencies’ requirements at March 31, 2014.

Note 22—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of March 31, 2014, the Company was not involved in any legal proceedings, claims, or actions in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Fund and Sell Mortgage Loans

March 31, 2014
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$836,786
Commitments to fund mortgage loans	365,340
$1,202,126
Commitments to sell mortgage loans	$2,829,176

Note 23—Segments and Related Information

Since the date of the Company’s IPO, the Company has continued its development of internal management reporting. Such development has resulted in changes in the information that is provided to the Company’s chief operating decision maker. Accordingly, during the quarter ended March 31, 2014, management re-evaluated this new information in relation to its definition of its operating segments.

As a result of the new reporting provided to the chief operating decision maker, management has concluded that its mortgage banking operations should be disclosed as two segments: loan production and loan servicing. Accordingly, the following segment disclosure includes three segments: loan production, loan servicing and investment management. Prior period segment disclosures have been restated to conform segment disclosures for the quarter ended March 31, 2013 to those for the quarter ended March 31, 2014.

Two of the segments are in the mortgage banking business: loan production and loan servicing. The loan production segment performs origination, acquisition and sale activities. The loan servicing segment performs servicing of newly originated mortgage loans and servicing of mortgage loans sourced and managed by the investment management segment, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions, managing correspondent lending activities for PMT and managing the acquired assets for the Advised Entities.

Financial highlights by segment are as follows:

	Quarter ended March 31, 2014
	Mortgage banking			Investment
	Production	Servicing	Total	management	Total
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$34,538	$—	$34,538	$—	$34,538
Loan origination fees	6,880	—	6,880	—	6,880
Fulfillment fees from PennyMac Mortgage Investment Trust	8,902	—	8,902	—	8,902
Net servicing fees	—	43,764	43,764	—	43,764
Management fees	—	—	—	10,109	10,109
Carried Interest from Investment Funds	—	—	—	2,157	2,157
Net interest income (expense):
Interest income	4,106	—	4,106	4	4,110
Interest expense	2,329	4,057	6,386	—	6,386
	1,777	(4,057)	(2,280)	4	(2,276)
Other	643	519	1,162	256	1,418
Total net revenue	52,740	40,226	92,966	12,526	105,492
Expenses	26,786	23,113	49,899	6,532	56,431
Income before provision for income taxes	$25,954	$17,113	$43,067	$5,994	$49,061
Segment assets at period end (1)	$790,733	$807,252	1,597,985	$103,698	$1,701,683

(1)  Amount excludes parent Company assets, primarily deferred tax assets.

	Quarter ended March 31, 2013
	Mortgage banking			Investment
	Production	Servicing	Total	management	Total
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$39,957	$—	$39,957	$—	$39,957
Loan origination fees	5,668	—	5,668	—	5,668
Fulfillment fees from PennyMac Mortgage Investment Trust	28,244	—	28,244	—	28,244
Net servicing fees	—	16,042	16,042	—	16,042
Management fees	—	—	—	8,406	8,406
Carried Interest from Investment Funds	—	—	—	4,737	4,737
Net interest (expense) income:
Interest income	1,737	—	1,737	5	1,742
Interest expense	3,330	—	3,330	—	3,330
	(1,593)	—	(1,593)	5	(1,588)
Other	326	81	407	495	902
Total net revenue	72,602	16,123	88,725	13,643	102,368
Expenses	28,992	13,743	42,735	4,340	47,075
Income before provision for income taxes	$43,610	$2,380	$45,990	$9,303	$55,293
Segment assets at period end	$280,594	$288,304	$568,898	$124,029	$692,927

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•                  On April 29, 2014, the Company entered into a letter of intent with a third party to purchase a $3.5 billion unpaid principal balance portfolio of Ginnie Mae MSRs. PMT intends to purchase from the Company approximately $26.0 million of ESS from this MSR portfolio. The MSR acquisition by the Company and PMT’s purchase of ESS are subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions and approvals. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•                  On April 30, 2014, the Company, through PLS, entered into an amendment to its amended and restated master repurchase agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, on the one hand, and PLS and PennyMac, on the other hand (the “Repurchase Agreement”).  Pursuant to the terms of the amendment, the maximum aggregate purchase price provided for in the Repurchase Agreement was increased from $300 million to $800 million for the purpose of financing government loans serviced by PLS that are either re-performing or severely delinquent and, in either case, purchased by PLS out of Ginnie Mae securities (the “GNMA Loans”). The re-performing GNMA Loans are held by PLS pending re-securitization while the severely delinquent GNMA Loans are held by PLS pending liquidation or an alternative resolution. Of the $800 million maximum aggregate purchase price, the maximum purchase price with respect to the GNMA Loans is $500 million.

•                  Subsequent to March 31, 2014, the Company agreed in principle to sell to a third-party private label MSRs backed by distressed mortgage loans with UPBs of approximately $0.9 billion. The transaction is subject to customary closing conditions and approvals.  There can be no assurance that the committed amount will ultimately be sold or that the transaction will be completed at all.

•                  All agreements to repurchase assets that matured between March 31, 2014 and the date of this Report were extended or renewed.

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

Statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we assume no obligation to update or supplement any forward-looking statements.

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

Initial Public Offering and Recapitalization

On May 14, 2013, we completed an initial public offering (“IPO”) in which we sold approximately 12.8 million shares of Class A Common Stock par value $0.0001 per share (“Class A Common Stock”) for cash consideration of $16.875 per share (net of underwriting discounts). With the net proceeds from the IPO, we bought approximately 12.8 million Class A units of Private National Mortgage Acceptance Company, LLC (“PennyMac”) and became its sole managing member. We operate and control all of the business and affairs and consolidate the financial results of PennyMac.

Before the completion of the IPO, the limited liability company agreement of PennyMac was amended and restated to, among other things, change its capital structure by converting the different classes of interests held by its existing unitholders into Class A units. PennyMac and its existing unitholders also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Class A units for shares of our Class A Common Stock on a one for one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and certain other transactions.

Before 2013, PennyMac made an election pursuant to Section 754 of the Internal Revenue Code which remains in effect. As a result of this election, an exchange pursuant to the exchange agreement results in a special adjustment for PFSI that may increase PFSI’s tax basis in certain assets of PennyMac that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that PFSI would otherwise be required to pay in the future and result in increases in investment in PennyMac deferred tax assets net of investment in PennyMac deferred tax liabilities.

As part of the IPO, we entered into a tax receivable agreement with the then existing unitholders of PennyMac that provides for payment to such owners of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) increases in tax basis resulting from exchanges of Class A units and (ii) certain other tax benefits related to our tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Our Company

We are a specialty financial services firm with a comprehensive mortgage platform and integrated business focused on the production and servicing of U.S. residential mortgage loans (activities which we refer to as mortgage banking) and the management of investments related to the U.S. residential mortgage market. We believe that our operating capabilities, specialized expertise, access to long term investment capital, and our management’s experience across all aspects of the mortgage business will allow us to profitably grow these activities and capitalize on other related opportunities as they arise in the future.

PennyMac was founded in 2008 by members of its executive leadership team and two strategic partners, BlackRock Mortgage Ventures, LLC, together with its affiliates, and HC Partners LLC, formerly known as Highfields Capital Investments LLC, together with its affiliates.

We conduct our business in three segments: loan production, loan servicing and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. Our principal investment management subsidiary, PNMAC Capital Management, LLC (“PCM”), is an SEC registered investment adviser. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment Company Act, an affiliate of these funds, and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”

Mortgage Banking

Production

Our loan production segment is comprised of two primary businesses: correspondent lending and retail lending.

In correspondent lending we manage, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated loans, primarily “conventional” residential mortgage loans guaranteed by the Agencies. For conventional loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each loan purchased by PMT. In the case of government insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account.

In retail lending we originate new prime credit quality, first lien residential conventional and government-insured mortgage loans on a national basis to allow customers to purchase or refinance their homes. We conduct this business through a consumer direct model, which relies on the Internet and call center based staff to acquire and interact with customers across the country. We do not have a “brick and mortar” branch network and have been developing our consumer direct operations with call centers strategically positioned across the United States.

During the quarter ended March 31, 2014, we managed PMT’s acquisition of newly originated, prime credit quality, first lien residential mortgage loans with fair values totaling $5.0 billion. During the quarter ended March 31, 2014, we purchased, for our own account, approximately $3.1 billion of government-insured loans at fair value from PMT and originated $318.3 million of residential mortgage loans at fair value through our retail channel.

During the quarter ended March 31, 2013, we managed PMT’s acquisition of newly originated, prime credit quality, first lien residential mortgage loans with fair values totaling $8.8 billion. We purchased, for our own account, approximately $3.5 billion of government-insured loans at fair value from PMT during the quarter ended March 31, 2013. We also originated $268.1 million of residential mortgage loans at fair value through our retail channel during the quarter ended March 31, 2013.

Servicing.

Our loan servicing segment performs loan administration, collection and default activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impound) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide prime servicing for conventional and government  insured loans, as well as special servicing for distressed loans that have been acquired as investments by our Advised Entities, and loans in “private label” MBS, which are securities issued by institutions that are not affiliated with any Agency.

During the quarter ended March 31, 2014, we increased our portfolio of loans that we serviced or subserviced from approximately $78.2 billion in UPB at December 31, 2013 to approximately $83.8 billion in UPB at March 31, 2014.

During the quarter ended March 31, 2013, we increased our portfolio of loans that we serviced or subserviced from approximately $28.2 billion in UPB at December 31, 2012 to approximately $36.2 billion in UPB at March 31, 2013.

Investment Management

We are an investment manager through an indirect subsidiary, PCM. PCM currently manages PMT and the Investment Funds. PMT and the Investment Funds had combined net assets of approximately $2.1 billion as of March 31, 2014. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on investment performance.

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. During the first quarter of 2014, real U.S. gross domestic product expanded at an annual rate of 0.1% compared to revised 1.1% and 2.6% annual rates for the first and fourth quarters of 2013, respectively. The national unemployment rate was 6.7% at March 31, 2014 and compares to a revised seasonally adjusted rate of 7.5% at March 31, 2013 and 6.7% at December 31, 2013. While delinquency rates on residential real estate loans continue to decrease, they remain elevated compared to historical rates.  As reported by the Federal Reserve Bank, during the fourth quarter of 2013, the delinquency rate on residential real estate loans held by commercial banks was 8.2%, a reduction from 10.0% during the fourth quarter of 2012.

In addition to economic trends, residential real estate activity was impacted by severe winter weather in many parts of the country during the first quarter of 2014. The seasonally adjusted annual rate of existing home sales for March 2014 was 7.5% lower than for March 2013 and the national median existing home price for all housing types was $198,500, a 7.9% increase from March 2013. On a national level, foreclosure filings during the first quarter of 2014 decreased by 23% as compared to the first quarter of 2013. Foreclosure activity across the country decreased throughout 2013; however, it is expected to remain above historical average levels through 2014 and beyond.

Thirty-year fixed mortgage interest rates ranged from a low of 4.30% to a high of 4.43% during the first quarter of 2014 compared to a low of 3.41% and a high of 3.57% during the first quarter of 2013 (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Changes in fixed rate residential mortgage loan interest rates generally follow changes in long term U.S. Treasury yields. Toward the end of the second quarter of 2013, an increase in these Treasury yields led to an increase in mortgage loan interest rates. As a result of this increase in mortgage loan interest rates, market volumes for mortgage originations have decreased led by a reduction in refinance activity.

Mortgage lenders originated an estimated $235 billion of home loans during the quarter ended March 31, 2014, down 58.0% percent from the quarter ended March 31, 2013. Mortgage originations are forecast to continue to decline, with current industry estimates for 2014 totaling $1.2 trillion compared to $1.9 trillion for 2013 (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

In our capacity as an investment manager, we continue to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the first quarter of 2014, we reviewed 37 mortgage loan pools with UPB totaling approximately $9.2 billion. This compares to our review of 27 mortgage loan pools with unpaid principal balances totaling approximately $5.7 billion during the first quarter of 2013. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive. We remain patient and selective for PMT in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for existing distressed portfolio investments held by the Advised Entities.

In recent periods, we have seen increased competition from new and existing market participants for loan production, as well as reductions in the overall level of refinancing activity. We believe that this change in supply and demand within the marketplace has been driving lower production margins in recent periods, which is reflected in our results of operations in our gains on mortgage loans acquired for sale. During the first several months of 2013, gains on mortgage loans acquired for sale benefited from wider secondary spreads (the difference between interest rates charged to borrowers and yields on mortgage-backed securities in the secondary market); however, secondary spreads narrowed in subsequent months and we expect them to continue to normalize toward their long-term averages in 2014.

During the quarter ended March 31, 2014, we completed acquisitions of MSRs with UPB totaling $2.4 billion, which were partially financed through sale of excess servicing spread to PMT. We continue to see opportunities to acquire MSRs on a bulk and flow basis from banks and independent mortgage lenders. However, recent scrutiny by the Agencies and regulators of similar transactions and the related servicing transfers may reduce the willingness of banks and other lenders to pursue MSR sales and, as a result, reduce the volume of MSRs available for us to acquire.

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$34,538	$39,957
Loan origination fees	6,880	5,668
Fulfillment fees from PennyMac Mortgage Investment Trust	8,902	28,244
Net loan servicing fees	43,764	16,042
Management fees	10,109	8,406
Carried Interest from Investment Funds	2,157	4,737
Net interest expense	(2,276)	(1,588)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	115	88
Other	1,303	814
Total net revenue	105,492	102,368
Total expenses	56,431	47,075
Provision for income taxes	5,523	—
Net income	$43,538	$55,293

Income before provision for income taxes by segment:
Mortgage banking:
Production	$25,954	$43,610
Servicing	17,113	2,380
Total mortgage banking	43,067	45,990
Investment management	5,994	9,303
	$49,061	$55,293
During the period:
Interest rate lock commitments issued	$3,540,895	$3,696,564
Mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust at fair value	$3,130,530	$3,548,397
Retail production at fair value, net	317,915	268,125
	$3,448,445	$3,816,522
UPB of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$1,919,578	$4,786,826
At period end:
UPB of mortgage loan servicing portfolio:
MSRs owned	$50,109,643	$14,586,623
Subserviced	33,073,476	21,386,113
Mortgage loans held for sale	660,470	193,894
	$83,843,589	$36,166,630
Net assets of Advised Entities
PennyMac Mortgage Investment Trust	$1,543,282	$1,222,429
Investment Funds	561,638	552,520
	$2,104,920	$1,774,949

Comparison of the quarters ended March 31, 2014 and 2013

Net income decreased by approximately 11.8 million or 21% from $55.3 million for the quarter ended March 31, 2013 to $43.5 million for the quarter ended March 31, 2014. The decrease in net income from the quarter ended March 31, 2013 to the quarter ended March 31, 2014 is primarily due to the effects of the contraction in the mortgage loan origination market, partially offset by growth in our mortgage loan servicing portfolio. Our mortgage loan production decreased by $778.4 million or 19% for the quarter ended March 31, 2014 when compared to the quarter ended March 31, 2013 while our servicing portfolio increased from $36.2 billion at March 31, 2013 to $83.8 billion at March 31, 2014.

Fulfillment fee income on mortgage loans we fulfill for PMT decreased by $19.3 million and net gains on mortgage loans held for sale decreased by $5.4 million. The decrease was primarily due to a decrease in funding volume of mortgage loans at PMT and the contraction in the mortgage loan origination market. We also recognized a provision for income taxes relating to income attributable to our common stockholders. Since we were a pass-through tax entity before our IPO, we did not recognize any provision for income taxes for the quarter ended March 31, 2013. Offsetting these declines in net income was an increase in net loan servicing fees of $27.7 million, reflecting continued growth in our MSR portfolio from our loan production activities and from MSR purchases.

Net gains on mortgage loans held for sale at fair value

During the quarter ended March 31, 2014, we recognized net gains on mortgage loans held for sale at fair value totaling $34.5 million. This compares to net gains on mortgage loans held for sale at fair value totaling $40.0 million for the quarter ended March 31, 2013.

The decrease in net gains on mortgage loans held for sale at fair value from the quarter ended March 31, 2013 to the quarter ended March 31, 2014 is due to the effect of increasing price competition in the mortgage loan origination market, which had a negative effect on our margins during the quarter ended March 31, 2014, and to a lesser extent, to a reduction in the volume of mortgage loan sales during the quarter. The net gains for the quarters ended March 31, 2014 and 2013 included $37.5 million and $41.7 million, respectively, in fair value of MSRs received as part of proceeds on sales.

Our gains on mortgage loans held for sale are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Cash gain (loss):
Sales proceeds	$4,481	$(11,823)
Hedging activities	(10,256)	17,621
	(5,775)	5,798
Non-cash gain:
Receipt of MSRs in loan sale transactions	37,514	41,736
MSR recapture payable to PennyMac Mortgage Investment Trust	(1,898)	(133)
Provision for losses relating to representations and warranties on loans sold	(851)	(1,244)
Change in fair value relating to mortgage loans and hedging derivatives held at period end:
IRLCs	7,536	1,497
Mortgage loans	7,828	(2,392)
Hedging derivatives	(9,816)	(5,305)
	$34,538	$39,957

Increase (decrease) in net gains on mortgage loans held for sale at fair value due to:
Net change in fair value of IRLCs	$6,039	$1,314
Volume of mortgage loans sold	(6,552)	32,956
Gain margin	(4,906)	(8,250)
Total change	$(5,419)	$26,020

During the period:
UPB of mortgage loans sold	$3,143,566	$3,857,150
Interest rate lock commitments issued, net of cancellations:
Conventional mortgage loans	$65,044	$203,746
Government-insured or guaranteed loans	3,475,851	3,492,818
	$3,540,895	$3,696,564
Period end:
Mortgage loans held for sale at fair value	$717,476	$203,661
Commitments to fund and purchase mortgage loans	$1,202,126	$1,701,082

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

We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimate of the fair value of the MSRs we expect to receive upon sale of the loans and the probability that the mortgage loan will fund or be purchased as a percentage of the commitment we have made (the “pull-through rate”). We update our estimates of the value of the IRLCs as the mortgage loans move through the purchase or loan process for changes in our estimate of the probability the loan will fund and for changes in market interest rates.

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

Following is a quantitative summary of key unobservable inputs we used in the valuation of IRLCs:

	March 31, 2014	December 31, 2013
Key inputs	Range (Weighted average)
Pull-through rate	60.8% - 98.0%	62.1% - 98.1%
	(78.5%)	(81.7%)
MSR value expressed as:
Servicing fee multiple	1.9 - 5.1	2.0 - 5.0
	(3.7)	(3.7)
Percentage of UPB	0.4% - 2.4%	0.4% - 2.4%
	(1.0%)	(0.9%)

We receive non-cash proceeds on sale of mortgage loans in the form of MSRs. MSRs represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service the loans.

As economic fundamentals influence the loans we sell with servicing rights retained, our estimate of the fair value of MSRs will also change. As a result, we will record changes in fair value as a component of Net loan servicing fees for the MSRs we carry at fair value, and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2014		2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and UPB of underlying mortgage loans in thousands)
Amount recognized	$6,933	$30,581	$3	$41,733
UPB of underlying mortgage loans	$511,467	$2,623,599	$324	$3,856,356
Weighted-average servicing fee rate (in basis points)	32	30	25	26

Pricing spread (1)	8.5% - 13.8%	7.3% - 14.8%	8.6% - 8.9%	5.4% - 12.5%
	(11.2%)	(10.5%)	(8.7%)	(8.5%)
Annual total prepayment speed (2)	7.9% - 17.2%	7.6% - 45.3%	11.3% - 12.7%	8.5% - 16.5%
	(8.5%)	(8.1%)	(12.4%)	(8.8%)
Life (in years)	2.7 — 7.5	1.5 — 7.5	6.5 — 6.7	2.9 — 6.9
	(7.2)	(7.1)	(6.5)	(6.7)
Per-loan annual cost of servicing	$68 — $100	$68 — $100	$68 — $68	$68 — $120
	($97)	($100)	($68)	($100)

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)         Annual total prepayment speed is measured using Life Total Conditional Prepayment Rate (“CPR”).

We also provide for our estimate of the losses that we may be required to incur in the future as a result of our breach of representations and warranties provided to the purchasers of the loans we sold. Our agreements with the Agencies include representations and warranties related to the loans we sell to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2014	2013
	(in thousands)
During the period:
UPB of mortgage loans repurchased	$1,890	$—
UPB of repurchased mortgage loans put to correspondent lenders	$798	$—
Period end:
UPB of mortgage loans subject to pending claims for repurchase	$2,960	$1,038

During the quarter ended March 31, 2014, we repurchased mortgage loans with unpaid balances totaling $1.9 million. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold begin to season, we expect the level of repurchase activity to increase. As economic fundamentals change and as investor and Agency evaluation of their loss mitigation strategies, including claims under representations and warranties, change, and as the mortgage market and general economic changes affect our correspondent lenders, the level of repurchase activity and ensuing losses will change, which may be material to us.

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

Following is a summary of our Liability for losses under representations and warranties in the consolidated balance sheets:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$8,123	$3,504
Provision for losses on loans sold	851	1,244
Incurred losses	—	—
Balance at end of period	$8,974	$4,748
UPB of mortgage loans subject to representations and warranties at period end	$26,304,717	$14,586,623

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, correspondent lender repurchase performance and other external conditions that may change over the lives of the underlying loans. Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current UPB of loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties. We believe the amount and range of reasonably possible losses in relation to the recorded liability is not material to our financial condition or results of operations.

Our hedging activities relating to correspondent and retail lending primarily involve forward sales of our inventory and IRLCs as well as purchases of options to sell and options to purchase MBS.

The following table summarizes the notional activity for derivative contracts used to hedge the Company’s IRLCs and inventory of mortgage loans held for sale at fair value:

Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Quarter ended March 31, 2014
Forward purchase contracts	1,418,527	7,234,388	(6,941,248)	1,711,667
Forward sales contracts	2,659,000	11,450,119	(10,779,943)	3,329,176
MBS put options	185,000	385,000	(395,000)	175,000
MBS call options	105,000	85,000	(190,000)	—

Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Quarter ended March 31, 2013
Forward purchase contracts	1,021,981	10,195,550	(9,868,231)	1,349,300
Forward sales contracts	2,621,948	14,677,256	(14,276,494)	3,022,710
MBS put options	500,000	965,000	(1,140,000)	325,000
MBS call options	—	850,000	(550,000)	300,000

Other loan production-related revenues

Loan origination fees increased $1.2 million in the quarter ended March 31, 2014 compared to the same period in 2013. The increase was due to growth in the volume of retail loan originations, supplemented by increases in certain fees we charge in our correspondent lending activities.

Loan fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans. The loan fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Summarized below are our fulfillment fees:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Fulfillment fee revenue	$8,902	$28,244
UPB of loans fulfilled	$1,919,578	$4,786,826

Fulfillment fees decreased $19.3 million in the quarter ended March 31, 2014 compared to the same period in 2013. The decrease is due to decreases in the volume of Agency-eligible and jumbo mortgage loans we fulfilled on behalf of PMT.

Net servicing fees

Our net servicing fees are summarized below.

	Quarter ended March 31,
	2014	2013
	(in thousands)
Net servicing fees:
Loan servicing fees
From non-affiliates	$36,100	$9,057
From PennyMac Mortgage Investment Trust	14,591	7,726
From Investment Funds	1,477	2,008
Ancillary and other fees	5,151	2,261
	57,319	21,052
Amortization, impairment and change in estimated fair value of mortgage servicing rights	(13,555)	(5,010)
Net servicing fees	$43,764	$16,042

Following is a summary of our loan servicing portfolio:

	March 31, 2014	December 31, 2013
	(in thousands)
Loans serviced at period end:
Prime servicing:
Subserviced for Advised Entities	$28,200,665	$26,788,479
Owned MSRs—Originated	26,289,208	22,499,847
Owned MSRs—Acquisitions	22,912,454	22,469,179
Mortgage loans held for sale	660,470	506,540
Total prime servicing	78,062,797	72,264,045
Special servicing:
Subserviced for Advised Entities	4,871,875	4,844,239
Owned MSRs—Acquisitions	907,981	969,794
Subserviced for non-affiliates	936	89,361
Total special servicing	5,780,792	5,903,394
Total loans serviced	$83,843,589	$78,167,439

Total loan servicing fees increased $36.3 million during the quarter ended March 31, 2014 compared to the same period in 2013. The increase in the quarter ended March 31, 2014 was primarily due to an increase of $27.0 million in loan servicing fees from non-affiliates due to growth in our portfolio of loans serviced as a result of our purchases of MSRs and ongoing sales of mortgage loans with servicing rights retained; an increase of $6.9 million in loan servicing fees from PMT due to growth in the volume of loans we service and subservice for PMT; and an increase of $2.9 million in ancillary fees due to growth in the portfolios of mortgage loans serviced, partially offset by a decrease in loan servicing fees net of mortgage servicing rebate from the Investment Funds of $531,000. This decrease was due to the decrease in the principal balance in the Investment Funds’ mortgage loan portfolios as these portfolios liquidate following the end of the Investment Funds’ investment commitment periods on December 31, 2011.

Amortization, impairment and change in estimated fair value of mortgage servicing rights are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Effect of MSRs:
Amortization and realization of cash flows	$(14,539)	$(4,184)
Change in fair value and (provision for) reversal of impairment of MSRs carried at lower of amortized cost or fair value	(3,377)	465
Change in fair value of excess servicing spread financing	4,792	—
Hedging losses	(431)	(1,291)
Total amortization, impairment and change in estimated fair value of MSRs	$(13,555)	$(5,010)
Ending MSRs:
At lower of amortized cost or fair value	$282,144	$128,370
At fair value	246,984	18,622
	$529,128	$146,992

Amortization, impairment and change in estimated fair value of mortgage servicing rights increased $8.6 million from $5.0 million for the quarter ended March 31, 2013 to $13.6 million for the quarter ended March 31, 2014. The increase in Amortization, impairment and change in estimated fair value of mortgage servicing rights during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 was due to growth in our investment in MSRs, which caused an increase in amortization of the asset and impairment, and expectations for higher prepayment speeds as a result of lower interest rates at quarter end; offset with the positive change in fair value of the excess servicing spread financing.

Impairment and changes in fair value of MSRs have a significant effect on net servicing fees, driven primarily by our monthly re-estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of impairment and changes in fair value will have an increasing influence on our net income. The fair value of MSRs is difficult to determine because MSRs are not actively traded in observable markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our income.

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

The key assumptions used in the valuation of MSRs include mortgage prepayment and default rates of the underlying loans, the applicable discount rate, and cost to service loans. These variables can, and generally do, change from period to period as market conditions change. Therefore our estimate of the fair value of MSRs changes from period to period. Our senior management valuation committee reviews and approves the fair value estimates of our MSRs.

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

Our MSRs are summarized by the basis on which we account for the assets below:

Basis of accounting	March 31, 2014	December 31, 2013
	(in thousands)
Fair value	$246,984	$224,913
Lower of amortized cost or fair value:
Amortized cost	$287,187	$263,372
Valuation allowance	(5,043)	(4,621)
Carrying value	$282,144	$258,751
Fair value	$291,535	$269,422

Total MSR:
Carrying value	$529,128	$483,664
Fair value	$538,519	$494,335
UPB of mortgage loans underlying MSRs	$50,128,289	$45,938,820

Key assumptions used in determining the fair value of MSR are as follows:

Purchased MSRs backed by distressed mortgage loans

	March 31, 2014		December 31, 2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, UPB of underlying mortgage loans and effect on value amounts in thousands)
Carrying value	$10,896	—	$10,129	—
UPB of underlying mortgage loans	$907,981	—	$969,794	—
Weighted-average note interest rate	5.79%	—	5.80%	—
Weighted-average servicing fee rate (in basis points)	50	—	50	—

Discount rate	12.1% — 12.1%	—	15.3% — 15.3%	—
	(12.1%)	—	(15.3%)	—

Average life (in years)	5.1 - 5.1	—	5.0 - 5.0	—
	(5.1)		(5.0)

Prepayment speed (1)	11.3% — 11.3%	—	11.4% — 11.4%	—
	(11.3%)	—	(11.4%)	—

Per-loan cost of servicing	$211 — $211	—	$218 — $218	—
	($211)	—	($218)	—

(1)         Prepayment speed is measured using Life Voluntary CPR.

All other MSRs

	March 31, 2014		December 31, 2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, UPB of underlying mortgage loans and effect on value amounts in thousands)
Carrying value	$236,088	$282,144	$214,784	$258,751
UPB of underlying mortgage loans	$24,536,177	$24,665,485	$22,469,179	$22,499,847
Weighted-average note interest rate	4.44%	3.70%	4.48%	3.65%
Weighted-average servicing fee rate (in basis points)	32	29	32	29
Pricing spread (1)	2.9% — 19.6%	6.3% — 14.8%	2.9% — 18.0%	6.3% — 14.5%
	(8.2%)	(9.0%)	(7.5%)	(8.7%)
Average life (in years)	0.1 — 14.3	1.6 — 7.3	0.1 — 14.4	1.5 — 7.3
	(5.8)	(6.9)	(6.2)	(7.0)
Prepayment speed (2)	7.7% — 54.6%	7.6% — 43.9%	7.8% — 50.8%	7.6% — 42.5%
	(10.4%)	(8.1%)	(9.7%)	(8.0%)
Per-loan cost of servicing	$68 — $115	$68 — $100	$68 — $115	$68 — $100
	($88)	($99)	($87)	($99)

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of loans and purchased MSRs not backed by pools of distressed mortgage loans.

(2)         Prepayment speed is measured using Life Total CPR.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management fee	$5,521	$4,364
Performance incentive fee	2,553	2,128
	8,074	6,492
Investment Funds	2,035	1,914
	$10,109	$8,406
Carried Interest	$2,157	$4,737
Total management fees and Carried Interest	$12,266	$13,143

Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,543,282	$1,222,429
Investment Funds	561,638	552,520
	$2,104,920	$1,774,949

Management fees from PMT increased $1.6 million in the quarter ended March 31, 2014 compared to the same period in 2013. The increase was due primarily to:

•                  Base management fees increased due to an increase in PMT’s shareholders’ equity upon which its management fee is based by $320.9 million or 26% from March 31, 2013 through March 31, 2014.

•                  Performance incentive fees increased $425,000 in the quarter ended March 31, 2014 compared to the same period in 2013. We began to recognize performance incentive fees as a result of the amendment to our management agreement with PMT effective February 1, 2013, which changed the basis on which profitability is measured for incentive fee purposes. Under the amended agreement, profitability is primarily based on net income determined in compliance with U.S. GAAP. Previously, the agreement based profitability on U.S. GAAP net income generally excluding non-cash gains and losses.

Management fees from the Investment Funds increased $121,000 from March 31, 2013 to March 31, 2014. The increase was due to an increase in the Investment Funds’ net asset values, which increased the investment base on which the management fees are computed.

Carried Interest from Investment Funds decreased $2.5 million from $4.7 million for the quarter ended March 31, 2013 to $2.2 million for the quarter ended March 31, 2014. Observed market demand for distressed loans, changes in the value of the loans as they proceed through the resolution process and continuing increases in collateral valuations for the properties underlying the Funds’ loans in the quarter ended March 31, 2013 resulted in valuation gains. This was not repeated in the same magnitude in the quarter ended March 31, 2014.

Other revenues

Net interest expense increased $688,000 from $1.6 million for the quarter ended March 31, 2013 to $2.3 million for the quarter ended March 31, 2014 due to growth in our investments in non-interest earning assets — primarily MSRs which are financed in part with ESS financing. Income from MSRs is included in Net loan servicing fees.

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Dividends	$44	$43
Change in fair value	71	45
	$115	$88

Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,793	$1,942

Change in fair value of investment in and dividends received from PMT increased $26,000 in the quarter ended March 31, 2014 compared to the same period in 2013.  The increase was primarily due to an increase in the fair value of our investment in common shares of PMT as of March 31, 2014 as compared to the appreciation in value of our investment in common shares of PMT during 2013. During the quarters ended March 31, 2014 and 2013, we held 75,000 common shares of PMT.

Expenses

Our compensation expense is summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Salaries and wages	$26,359	$22,773
Incentive compensation	7,954	7,990
Taxes and benefits	4,797	3,928
Stock and unit-based compensation	3,776	990
	$42,886	$35,681

Average headcount	1,429	1,145
Period end headcount	1,451	1,205

Compensation expense increased $7.2 million from $35.7 million for the quarter ended March 31, 2013 to $42.9 million for the quarter ended March 31, 2014. The increase in compensation expense was due to the development of and growth in our loan servicing segment as well as stock-based compensation reflecting the amortization of equity awards that we granted to our directors and certain employees of PennyMac.

Loan origination expense decreased $1.1 million from $2.5 million for the quarter ended March 31, 2013 to $1.4 million for the quarter ended March 31, 2014. The decrease was due to decreased loan production in 2014 compared to 2013.

Technology expense increased $1.2 million from $1.6 million for the quarter ended March 31, 2013 to $2.8 million for the quarter ended March 31, 2014. The increase was due to growth in loan servicing operations and continued investment in loan production infrastructure.

Servicing expense increased $1.6 million from $1.5 million for the quarter ended March 31, 2013 to $3.1 million for the quarter ended March 31, 2014. The increase was due to growth in our mortgage servicing portfolio.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT.  The expense amounts presented in our income statement are net of these allocations.  Expense amounts allocated to PMT during the quarters ended March 31, 2014 and 2013 are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Technology	$1,052	$772
Occupancy	488	467
Depreciation and amortization	489	286
Other	548	766
Total expenses	$2,577	$2,291

The amount of total expenses that we allocated to PMT increased $286,000 from $2.3 million for the quarter ended March 31, 2013 to $2.6 million for the quarter ended March 31, 2014. The increase was due to growth in our overhead expenses as well as growth in PMT’s balance sheet, resulting in an increase in the proportion of our overhead expenses being allocated to PMT.

Provision for Income Taxes

For the quarter ended March 31, 2014, our effective tax rate was 11.3%. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Cash and short-term investments	$78,333	$173,221
Mortgage loans held for sale at fair value	717,476	531,004
Servicing advances	171,395	154,328
Receivable from affiliates	23,874	21,551
Carried Interest due from Investment Funds	63,299	61,142
Mortgage servicing rights	529,128	483,664
Other assets	177,040	159,565
Total assets	$1,760,545	$1,584,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$616,556	$523,746
Payable to affiliates	273,831	256,834
Other liabilities	195,080	174,691
Total liabilities	1,085,467	955,271
Total stockholders’ equity	675,078	629,204
Total liabilities and stockholders’ equity	$1,760,545	$1,584,475

Total assets increased $176.1 million from $1.6 billion at December 31, 2013 to $1.8 billion at March 31, 2014. The increase was primarily due to an increase of $186.5 million in mortgage loans held for sale at fair value and an increase of $45.5 million in MSRs, resulting from growth in our mortgage banking operations and growth in our investment in MSRs, partially offset by a decrease in cash and short-term investments of $94.9 million as we deployed proceeds from sales of ESS to fund balance sheet growth.

Total liabilities increased by $130.2 million from $955.3 million as of December 31, 2013 to $1.1 billion as of March 31, 2014. The increase was primarily attributable to an increase in mortgage loans sold under agreements to repurchase of $96.1 million and an increase in liabilities relating to the sale of ESS to PMT of $12.3 million.

Cash Flows

Comparison of quarters ended March 31, 2014 and 2013

Our cash flows resulted in a net increase in cash of $6.7 million during the quarter ended March 31, 2014. Cash used in operating activities totaled $170.4 million during the quarter ended March 31, 2014. The cash used in operating activities were primarily due to growth of our mortgage loans held for sale portfolio as origination and purchases of loans exceeded loan sales.

Net cash provided by investing activities was $71.2 million during the quarter ended March 31, 2014. The net cash provided reflects a decrease in our short-term investment as we deployed the proceeds to fund balance sheet growth. The short-term investment proceeds were from sales of ESS in 2013.

Net cash provided by financing activities was $105.9 million during the quarter ended March 31, 2014. Cash provided by financing activities was primarily due to sales of loans under agreements to repurchase.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, earnings on our investments and proceeds from borrowings, proceeds from issuance of ESS financing and/or additional equity offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of mortgage loans under agreements to repurchase, ESS financing and a note payable secured by mortgage servicing rights and servicing advances.

Our repurchase agreements represent the sales of mortgage loans together with agreements for us to buy back the mortgage loans at a later date. During the quarter ended March 31, 2014, the average balance outstanding under agreements to repurchase mortgage loans totaled $291.1 million, and the maximum daily amount outstanding under such agreements totaled $567.7 million. During the quarter ended March 31, 2013, the average balance outstanding under agreements to repurchase mortgage loans totaled $275.1 million, and the maximum daily amount outstanding under such agreements totaled $479.9 million.

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

•                  a minimum in unrestricted cash and cash equivalents of $200 million;

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

We have purchased portfolios of MSRs and have financed them in part through the sale to PMT of the right to receive ESS. The repayment of the ESS financing is based on amounts received on the underlying mortgage loans.

We continue to explore a variety of additional means of financing our continued growth, including debt financing through bank warehouse lines of credit, additional repurchase agreements and corporate debt. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or whether such efforts will be successful.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2014, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of March 31, 2014, we had on-balance sheet contractual obligations of $567.7 million to finance assets under agreements to repurchase under facilities with maturities between July 1, 2014 and January 30, 2015. We also had a contractual obligation of $48.8 million relating to a note payable secured by mortgage servicing rights and loan servicing advances at fair value and with a maturity date of October 31, 2014. We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust (1)	$836,786	$836,786	$—	$—	$—
Commitments to fund mortgage loans (1)	365,340	365,340	—	—	—
Commitments to sell mortgage loans (1)	2,829,176	2,829,176	—	—	—
Loans sold under agreements to repurchase	567,737	567,737	—	—	—
Note payable	48,819	48,819	—	—	—
Software licenses (2)	11,624	5,812	5,812	—	—
Office leases	15,132	4,157	8,571	2,167	237
Total	$4,674,614	$4,657,827	$14,383	$2,167	$237

(1)         The contractual obligations relate to our mortgage loan acquisition obligations to affiliates and non-affiliates and our obligation to sell mortgage loans.

(2)         Software licenses include both volume and activity-based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $490,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 400,000 at March 31, 2014. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the quarter ended March 31, 2014, software license fees totaled $3.0 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2014:

Counterparty	Amount at risk	Weighted-average maturity of advances under repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$63,790	June 20, 2014	October 31, 2014
Bank of America, N.A.	$54,550	June 19, 2014	January 30, 2015
Morgan Stanley	$9,020	May 18, 2014	July 1, 2014
Citibank, N.A.	$24	March 8, 2014	July 24, 2014

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of March 31, 2014, we were in compliance in all material respects with these covenants.

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

All of PLS’s borrowings discussed above have short-term maturities that expire as follows:

Counterparty (1)	Outstanding Indebtedness (2)	Committed Amount	Maturity Date
	(in thousands)
Bank of America, N.A.	$211,791	$225,000	January 30, 2015
Credit Suisse First Boston Mortgage Capital LLC	$246,998	$300,000	October 31, 2014
Credit Suisse First Boston Mortgage Capital LLC	$48,778	$117,000	October 31, 2014
Morgan Stanley	$108,676	$125,000	July 1, 2014
Citibank, N.A.	$272	$50,000	July 24, 2014

(1)         The borrowings with Bank of America, N.A., Citibank, N.A. and Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $300 million) are in the form of sales of mortgage loans under agreements to repurchase. The borrowing with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $117 million) is in the form of a note payable secured by certain mortgage servicing rights and servicing advances.

(2)         Represents outstanding indebtedness reduced by cash collateral as of March 31, 2014.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of March 31, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$320,239	$305,269	$298,257	$285,087	$278,897	$267,236
Change in fair value:
$	$28,704	$13,735	$6,722	$(6,448)	$(12,638)	$(24,298)
%	9.85%	4.71%	2.31%	-2.21%	-4.33%	-8.33%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$312,851	$301,872	$296,626	$286,590	$281,787	$272,582
Change in fair value:
$	$21,316	$10,337	$5,092	$(4,944)	$(9,747)	$(18,952)
%	7.31%	3.55%	1.75%	-1.70%	-3.34%	-6.50%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$302,957	$297,246	$294,390	$288,679	$285,824	$280,113
Change in fair value:
$	$11,422	$5,711	$2,855	$(2,855)	$(5,711)	$(11,422)
%	3.92%	1.96%	0.98%	-0.98%	-1.96%	-3.92%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of March 31, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$252,855	$244,179	$240,065	$232,245	$228,526	$221,442
Change in fair value:
$	$16,766	$8,090	$3,976	$(3,844)	$(7,562)	$(14,647)
%	7.10%	3.43%	1.68%	-1.63%	-3.20%	-6.20%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$257,482	$246,370	$241,131	$231,232	$226,551	$217,680
Change in fair value:
$	$21,393	$10,281	$5,042	$(4,857)	$(9,538)	$(18,409)
%	9.06%	4.35%	2.14%	-2.06%	-4.04%	-7.80%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$247,790	$241,939	$239,014	$233,164	$230,238	$224,388
Change in fair value:
$	$11,701	$5,850	$2,925	$(2,925)	$(5,850)	$(11,701)
%	4.96%	2.48%	1.24%	-1.24%	-2.48%	-4.96%

The following tables summarize the estimated change in fair value of purchased MSRs backed by distressed mortgage loans accounted for using the fair value method as of March 31, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$11,911	$11,382	$11,134	$10,667	$10,447	$10,032
Change in fair value:
$	$1,015	$486	$238	$(229)	$(449)	$(864)
%	9.32%	4.46%	2.19%	-2.10%	-4.12%	-7.93%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$12,025	$11,446	$11,166	$10,638	$10,384	$9,896
Change in fair value:
$	$1,129	$550	$271	$(258)	$(511)	$(1,000)
%	10.36%	5.05%	2.48%	-2.37%	-4.69%	-9.17%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$11,738	$11,317	$11,106	$10,685	$10,475	$10,053
Change in fair value:
$	$842	$421	$211	$(211)	$(421)	$(842)
%	7.73%	3.87%	1.93%	-1.93%	-3.87%	-7.73%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS financing accounted for using the fair value method as of March 31, 2014, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$157,790	$154,328	$152,655	$149,418	$147,851	$144,816
Change in fair value:
$	$6,771	$3,310	$1,637	$(1,601)	$(3,168)	$(6,203)
%	4.48%	2.19%	1.08%	-1.06%	-2.10%	-4.11%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$166,185	$158,292	$154,582	$147,594	$144,300	$138,079
Change in fair value:
$	$15,166	$7,273	$3,563	$(3,425)	$(6,718)	$(12,940)
%	10.04%	4.82%	2.36%	-2.27%	-4.45%	-8.57%

Factors That May Affect Our Future Results

This Report contains certain forward- looking statements that are subject to various risks and uncertainties. Forward- looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward- looking information. Examples of forward-looking statements include the following:

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item IA. of Part II hereof and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014 .

Factors that could cause actual results to differ materially from historical results or those anticipated include but are not limited to:

•                  The continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

•                  Lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

•                  The creation of the Consumer Financial Protection Bureau (“CFPB”), its recently effective and future rules and the enforcement thereof by the CFPB;

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

•                  Purchase opportunities for mortgage servicing rights and our success in winning bids;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 59 to 61 of this Report is incorporated herein by reference.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2014, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of March 31, 2014, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

10.7†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 14, 2013).

10.8†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 16, 2013).

10.9†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on June 17, 2013).

10.10†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Other Eligible Participants (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on June 17, 2013).

10.11†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on June 17, 2013).

10.12†

Form of PennyMac Financial Services, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Amendment No. 2 to Form S-1 Registration Statement as filed with the SEC on April 5, 2013).

10.13†

Employment Agreement, dated as of April 20, 2013, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Financial Services, Inc. and Stanford L. Kurland (incorporated by reference to Exhibit 10.34 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.14†

Employment Agreement, dated as of April 20, 2013, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Financial Services, Inc. and David A. Spector (incorporated by reference to Exhibit 10.35 of the Registrant’s

Exhibit Number	Exhibit Description
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

10.20

Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 20, 2013).

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

10.26

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P., dated as of September 30, 2013 (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-1/A Registration Statement as filed with the SEC on October 23, 2013).

10.27

Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.28	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.

10.29

Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC dated as of December 30, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A as filed with the SEC on March 21, 2014).

10.30

Confidentiality Agreement, by and between PennyMac Mortgage Investment Trust and PNMAC Capital Management, LLC, dated as of February 6, 2013 (incorporated by reference to Exhibit 10.28 of the Registrant’s Form S-1 Registration Statement

Exhibit Number	Exhibit Description
as filed with the SEC on February 7, 2013).

10.31

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

10.33

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

10.35

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

10.43

Amendment No. 6 to Master Repurchase Agreement, dated as of January 31, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 6, 2014).

10.44	Amendment No. 7 to Master Repurchase Agreement, dated as of March 27, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

Exhibit Number	Exhibit Description
10.45

Master Repurchase Agreement, dated as of June 26, 2012, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.20 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.46

Amendment Number One to the Master Repurchase Agreement, dated as of December 31, 2012, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.21 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.47

Amendment Number Two to the Master Repurchase Agreement, dated April 17, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.40 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.48

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

10.50	Amendment Number Five to the Master Repurchase Agreement, dated February 5, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A.

10.51	Amendment Number Six to the Master Repurchase Agreement, dated February 25, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A.

10.52

Second Amended and Restated Loan Security Agreement, dated as of March 27, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.53

Amendment No. 1 to Second Amended and Restated Loan Security Agreement, dated as of December 12, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.54

Amendment No. 2 to Second Amended and Restated Loan Security Agreement, dated as of March 22, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.55

Amendment No. 3 to Second Amended and Restated Loan Security Agreement, dated as of December 30, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2014).

10.56

Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant’s Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

10.57

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 5, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.58

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.59

Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of March 13, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

Exhibit Number	Exhibit Description
10.60

Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 5, 2014).

10.61

Master Repurchase Agreement, dated as of July 2, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.62

Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.63	Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.

10.64

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

21.1

Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

23.1

Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the quarters ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.

**

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

***

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: May 15, 2014	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 15, 2014	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer