Form 10-Q
period 2014-06-30
PENNYMAC FINANCIAL SERVICES, INC.
filed 2014-08-14
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2014
Class A Common Stock, $0.0001 par value	21,513,727
Class B Common Stock, $0.0001 par value	57

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Cash	$70,810	$30,639
Short-term investments at fair value	46,391	142,582
Mortgage loans held for sale at fair value (includes $997,506 and $512,350 pledged to secure mortgage loans sold under agreements to repurchase)	1,000,415	531,004
Servicing advances (includes $5,564 pledged to secure note payable at December 31, 2013)	179,169	154,328
Derivative assets	34,302	21,540
Carried Interest due from Investment Funds	65,133	61,142
Investment in PennyMac Mortgage Investment Trust at fair value	1,646	1,722
Mortgage servicing rights (includes $308,599 and $224,913 mortgage servicing rights at fair value; $303,831 and $258,241 pledged to secure note payable; and $190,244 and $138,723 pledged to secure excess servicing spread financing)	621,681	483,664
Receivable from Investment Funds	4,654	2,915
Receivable from PennyMac Mortgage Investment Trust	19,636	18,636
Furniture, fixtures, equipment and building improvements, net	11,452	9,837
Capitalized software, net	654	764
Deferred tax asset	55,754	63,117
Loans eligible for repurchase	31,496	46,663
Other	39,001	15,922
Total assets	$2,182,194	$1,584,475
LIABILITIES
Mortgage loans sold under agreements to repurchase	$825,267	$471,592
Note payable	115,314	52,154
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	190,244	138,723
Derivative liabilities	6,711	2,462
Mortgage servicing liabilities	5,821	—
Accounts payable and accrued expenses	70,353	46,387
Payable to Investment Funds	34,929	36,937
Payable to PennyMac Mortgage Investment Trust	95,483	81,174
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	74,705	71,056
Liability for loans eligible for repurchase	31,496	46,663
Liability for losses under representations and warranties	10,178	8,123
Total liabilities	1,460,501	955,271

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 21,328,115 and 20,812,777 shares, respectively	$2	$2
Class B common stock—authorized 1,000 shares of $0.0001 par value; 58 shares issued and outstanding	—	—
Additional paid-in capital	158,977	153,000
Retained earnings	31,990	14,400
Total stockholders’ equity attributable to PennyMac Financial Services, Inc. common stockholders	190,969	167,402
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	530,724	461,802
Total stockholders’ equity	721,693	629,204
Total liabilities and stockholders’ equity	$2,182,194	$1,584,475

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenue
Net gains on mortgage loans held for sale at fair value	$39,704	$42,654	$74,242	$82,611
Loan origination fees	10,345	6,312	17,225	11,980
Fulfillment fees from PennyMac Mortgage Investment Trust	12,433	22,054	21,335	50,298
Net loan servicing fees:
Loan servicing fees
From non-affiliates	43,314	11,744	79,414	20,801
From PennyMac Mortgage Investment Trust	14,180	8,787	28,771	16,513
From Investment Funds	4,161	2,066	5,638	4,074
Ancillary and other fees	4,838	2,662	9,989	4,923
	66,493	25,259	123,812	46,311
Amortization, impairment and change in estimated fair value of mortgage servicing rights	(9,524)	(3,190)	(23,079)	(8,200)
Net loan servicing fees	56,969	22,069	100,733	38,111
Management fees:
From PennyMac Mortgage Investment Trust	8,912	8,455	16,986	14,947
From Investment Funds	2,086	1,974	4,121	3,888
	10,998	10,429	21,107	18,835
Carried Interest from Investment Funds	1,834	2,862	3,991	7,599
Net interest (expense) income:
Interest income	6,252	4,474	10,362	6,217
Interest expense	8,732	4,200	15,118	7,530
	(2,480)	274	(4,756)	(1,313)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(103)	(320)	12	(233)
Other	735	243	2,038	1,057
Total net revenue	130,435	106,577	235,927	208,945
Expenses
Compensation	46,971	42,339	89,857	78,020
Loan origination	1,998	2,516	3,415	5,023
Servicing	11,694	1,609	14,784	3,141
Technology	3,741	2,030	6,564	3,616
Professional services	2,661	2,783	4,860	5,070
Other	5,323	5,071	9,339	8,553
Total expenses	72,388	56,348	128,819	103,423
Income before provision for income taxes	58,047	50,229	107,108	105,522
Provision for income taxes	6,630	2,038	12,153	2,038
Net income	51,417	48,191	94,955	103,484
Less: Net income attributable to noncontrolling interest	41,799	45,398	77,365	100,691
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$9,618	$2,793	$17,590	$2,793

Earnings per share
Basic	$0.45	$0.22	$0.84	$0.22
Diluted	$0.45	$0.22	$0.83	$0.22
Weighted-average common shares outstanding
Basic	21,142	12,778	21,005	12,778
Diluted	75,915	77,163	75,895	77,163

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

		PennyMac Financial Services, Inc. Stockholders						Noncontrolling interest in
	Members’	Number of Shares		Common stock		Additional	Retained	Private National Mortgage
	equity	Class A	Class B	Class A	Class B	paid-in capital	earnings	Acceptance Company, LLC	Total equity
	(in thousands)
Balance at December 31, 2012	$261,750	—	—	$—	$—	$—	$—	$—	$261,750
Capital:
Distributions	(19,623)	—	—	—	—	—	—	—	(19,623)
Unit-based compensation expense	238	—	—	—	—	—	—	—	238
Partner capital issuance costs	(3,745)	—	—	—	—	—	—	—	(3,745)
Net income	76,834								76,834
Exchange of existing partner units to Class A units of Private National Mortgage Acceptance Company, LLC	(315,454)	—	—	—	—	—	—	315,454	—
Balance post-reorganization	—	—	—	—	—	—	—	315,454	315,454
Issuance of common shares in initial public offering, net of issuance costs	—	12,778	—	1	—	229,999	—	—	230,000
Underwriting and offering costs	—	—	—	—	—	(13,225)	—	—	(13,225)
Initial recognition of noncontrolling interest	—	—	—	—	—	(127,160)	—	127,160	—
Stock and unit-based compensation	—	—	—	—	—	545	—	115	660
Distributions	—	—	—	—	—	—	—	(3,395)	(3,395)
Net income	—	—	—	—	—	—	2,793	23,857	26,650
Balance at June 30, 2013	—	12,778	—	1	—	90,159	2,793	463,191	556,144

Balance at December 31, 2013	$—	20,813	—	$2	$—	$153,000	$14,400	$461,802	$629,204
Stock and unit-based compensation	—	32	—	—	—	1,596	—	3,886	5,482
Issuance of common stock in settlement of directors’ fees	—	4	—	—	—	74	—	—	74
Distributions	—	—	—	—	—	—	—	(7,731)	(7,731)
Net income	—	—	—	—	—	—	17,590	77,365	94,955
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	479	—	—	—	4,598	—	(4,598)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	—	—	—	—	(291)	—	—	(291)
Balance at June 30, 2014	$—	21,328	—	$2	—	$158,977	$31,990	$530,724	$721,693

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2014	2013
	(in thousands)
Cash flow from operating activities
Net income	$94,955	$103,484
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(74,242)	(82,611)
Accrual of servicing rebate to Investment Funds	563	173
Amortization, impairment and change in fair value of mortgage servicing rights	23,079	8,200
Carried Interest from Investment Funds	(3,991)	(7,599)
Accrual of interest on excess servicing spread financing	6,001	—
Amortization of debt issuance costs and commitment fees relating to financing facilities	2,646	2,346
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	76	318
Stock and unit-based compensation expense	5,482	898
Depreciation and amortization	612	317
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(7,085,859)	(8,282,163)
Purchase of mortgage loans from Ginnie Mae securities for modification and subsequent sale	(679,882)	—
Originations of mortgage loans held for sale, net	(728,040)	(612,966)
Sale and principal payments of mortgage loans held for sale	8,022,045	8,695,704
Repurchase of loans subject to representations and warranties	(1,784)	—
Repurchase of real estate acquired in settlement of loans subject to representations and warranties	—	(309)
Increase in servicing advances	(30,254)	(1,638)
(Increase) decrease in receivable from Investment Funds	(2,302)	512
Decrease in receivable from PennyMac Mortgage Investment Trust	343	999
Increase in other assets	(27,005)	(5,310)
Decrease in deferred tax asset	10,721	—
Increase in accounts payable and accrued expenses	24,040	15,987
Increase in income taxes payable	—	2,031
Decrease in payable to Investment Funds	(2,008)	(467)
Increase in payable to PennyMac Mortgage Investment Trust	13,360	5,450
Net cash used in operating activities	(431,444)	(156,644)

Cash flow from investing activities
Decrease (increase) in short-term investments	96,191	(102,984)
Purchase of mortgage servicing rights	(97,644)	(4,009)
Sale of mortgage servicing rights	10,881	—
Settlements of derivative financial instruments used for hedging	7,023	—
Purchase of furniture, fixtures, equipment and building improvements	(3,054)	(3,735)
Acquisition of capitalized software	(52)	(342)
(Increase) decrease in margin deposits and restricted cash	(7,733)	2,759
Net cash provided by (used in) investing activities	5,612	(108,311)

Cash flow from financing activities
Sale of loans under agreements to repurchase	7,453,139	8,127,574
Repurchase of loans sold under agreements to repurchase	(7,099,464)	(8,020,681)
Increase (decrease) in note payable	63,160	(5,804)
Issuance of excess servicing spread financing	73,393	—
Repayment of excess servicing spread financing	(16,494)	—
Issuance of common stock	—	230,000
Payment of common stock underwriting and offering costs	—	(13,225)
Payment by noncontrolling interest of common stock issuance costs	—	(3,745)
Distributions to Private National Mortgage Acceptance Company, LLC partners	(7,731)	(23,019)
Net cash provided by financing activities	466,003	291,100
Net increase in cash	40,171	26,145
Cash at beginning of year	30,639	12,323
Cash at end of year	$70,810	$38,468

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential loan production (including correspondent production and consumer-direct lending) and loan servicing. PennyMac’s investment management activities and a portion of its loan servicing activities are conducted on behalf of investment vehicles that invest in residential mortgage loans and related assets. PennyMac’s primary wholly owned subsidiaries are:

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

Tax Receivable Agreement

As part of the IPO, PFSI entered into an Exchange Agreement with PennyMac’s existing unitholders whereby the existing unitholders may exchange their PennyMac units for PFSI stock. PennyMac has made an election pursuant to Section 754 of the Internal Revenue Code which remains in effect. As a result of this election an exchange under the Exchange Agreement results in a special adjustment for PFSI that may increase PFSI’s tax basis of certain assets of PennyMac that otherwise would not have been available. These increases in tax basis may reduce the amount of income tax that PFSI would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent a portion of the increased tax basis is allocated to those assets.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s Accounting Standards Codification for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Intercompany accounts and transactions have been eliminated.

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

Reclassification of previously presented balances

Certain prior period amounts have been reclassified to conform to the current presentation. Specifically:

•                  Interest expense is included in Interest income as a new caption of Net interest (expense) income to better reflect results of the Company’s portfolio of interest-earning assets. Previously, Interest expense was included within Total expenses. The reclassification results in the presentation of Net interest (expense) income.

Following is a summary of the reclassifications:

	Quarter ended June 30, 2013			Six months ended June 30, 2013
	As reported	As previously reported	Reclassification	As reported	As previously reported	Reclassification
	(in thousands)
Net interest (expense) income :
Interest income	$4,474	$4,474	$—	$6,217	$6,217	$—
Interest expense	4,200	—	4,200	7,530	—	7,530
	$274	$4,474	$(4,200)	$(1,313)	$6,217	$(7,530)

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees charged to these entities (generally comprised of management fees, loan servicing fees net of loan servicing rebates, Carried Interest and fulfillment fees) totaled 33% and 43% of total net revenues for the quarters ended June 30, 2014 and 2013, respectively, and 34% and 47% for the six months ended June 30, 2014 and 2013, respectively.

Note 3—Transactions with Affiliates

Transactions with PMT

Following is a summary of the management fees earned from PMT:

	Quarter ended June 30,		Six months end June 30,
	2014	2013	2014	2013
	(in thousands)
Management fees:
Base	$5,838	$4,575	$11,359	$8,940
Performance incentive	3,074	3,880	5,627	6,007
	$8,912	$8,455	$16,986	$14,947

In the event of termination by PMT, the Company may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by the Company, in each case during the 24 month period before termination.

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Loan servicing fees relating to:
Mortgage loans acquired for sale at fair value:
Base and supplemental	$29	$90	$46	$169
Activity-based	51	111	77	183
	80	201	123	352
Distressed mortgage loans:
Base and supplemental	4,975	3,699	9,941	7,572
Activity-based	5,746	2,447	12,132	4,324
	10,721	6,146	22,073	11,896
MSRs:
Base and supplemental	3,323	2,363	6,471	4,126
Activity-based	56	77	104	139
	3,379	2,440	6,575	4,265
	$14,180	$8,787	$28,771	$16,513

Following is a summary of correspondent lending activity between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fulfillment fee revenue	$12,433	$22,054	$21,335	$50,298
Unpaid principal balance of loans fulfilled for PennyMac Mortgage Investment Trust	$2,991,764	$4,323,885	$4,911,342	$9,110,711

Sourcing fees paid	$1,125	$1,349	$2,017	$2,359
Fair value of loans purchased from PennyMac Mortgage Investment Trust	$3,955,329	$4,733,767	$7,085,859	$8,282,163

Following is a summary of financing activity between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Issuance of excess servicing spread	$52,867	$—	$73,393	$—
Interest expense from excess servicing spread	$3,139	$—	$6,001	$—
Excess servicing spread recapture recognized	$2,525	$—	$4,415	$—
MSR recapture recognized	$1	$367	$9	$499

Other Transactions

In connection with the IPO of PMT’s common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse the Company for the $2.9 million payment that it made to the underwriters in such offering (the “Conditional Reimbursement”) if PMT satisfied certain performance measures over a specified period of time. Effective February 1, 2013, the parties amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12 month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company received payments from PMT totaling $36,000 during the six months ended June 30, 2014.

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

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Reimbursement of common overhead incurred by PCM and its affiliates	$2,691	$3,201	$5,269	$5,807
Reimbursement of expenses incurred on PMT’s behalf	104	585	549	1,834
	$2,795	$3,786	$5,818	$7,641
Payments and settlements during the year (1)	$22,968	$32,616	$41,354	$65,290

(1)         Payments and settlements include payments for management fees and correspondent lending activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from PMT are summarized below:

	June 30, 2014	December 31, 2013
	(in thousands)
Management fees	$8,912	$8,924
Servicing fees	5,208	5,915
Allocated expenses	3,764	2,009
Underwriting fees	1,752	1,788
	$19,636	$18,636

The Company also holds an investment in PMT in the form of 75,000 common shares of beneficial interest as of June 30, 2014 and December 31, 2013. The shares had fair values of $1.6 million and $1.7 million as of June 30, 2014 and December 31, 2013, respectively.

Amounts due to PMT totaling $91.3 million and $75.2 million represents deposits made by PMT to fund servicing advances made by the Company on PMT’s behalf as of June 30, 2014 and December 31, 2013, respectively.

Investment Funds

Amounts due from the Investment Funds are summarized below:

	June 30, 2014	December 31, 2013
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$40,012	$37,702
PNMAC Mortgage Opportunity Fund Investors, LLC	25,121	23,440
	$65,133	$61,142

Receivable from Investment Funds:
Management fees	$2,077	$2,031
Loan servicing fees	2,658	727
Loan servicing rebate	(111)	136
Expense reimbursements	30	21
	$4,654	$2,915

Amounts due to the Investment Funds totaling $34.9 million and $36.9 million represent amounts advanced by the Investment Funds to fund servicing advances made by the Company as of June 30, 2014 and December 31, 2013, respectively.

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

As discussed in Note 1, Organization and Basis of Presentation, the Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by PFSI to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $74.7 million liability and it has not made a payment under the tax sharing agreement as of June 30, 2014.

Note 4—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined using net income attributable to the Company’s common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is determined by dividing net income attributable to the Company’s common stockholders by the weighted average number of shares of common stock outstanding, assuming all potentially dilutive shares of common stock were issued.

The Company applies the treasury stock method to determine the dilutive weighted average shares of common stock represented by the unvested stock-based compensation awards and the exchangeable PennyMac Class A units. The diluted earnings per share calculation assumes the exchange of these PennyMac Class A units for shares of common stock. Accordingly, earnings attributable to the Company’s common stockholders is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the income taxes applicable to the shares of common stock assumed to be exchanged.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended
	2014	2013	June 30, 2014
	(in thousands, except per share data)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$9,618	$2,793	$17,590
Weighted-average shares of common stock outstanding	21,142	12,778	21,005
Basic earnings per share of common stock	$0.45	$0.22	$0.84

Diluted earnings per share of common stock:
Net income	$9,618	$2,793	$17,590
Effect of net income attributable to noncontrolling interest, net of income taxes	24,743	13,813	45,754
Diluted net income attributable to common stockholders	$34,361	$16,606	$63,344
Weighted-average shares of common stock outstanding	21,142	12,778	21,005
Dilutive shares:
PennyMac Class A units exchangeable to common stock	53,509	64,380	53,609
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	1,216	—	1,247
Shares issuable under stock-based compensation plans	48	5	34
Diluted weighted-average shares of common stock outstanding	75,915	77,163	75,895
Diluted earnings per share of common stock	$0.45	$0.22	$0.83

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

The following table summarizes cash flows between the Company and transferees upon sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans (primarily the obligation to service the loans on behalf of the loans’ owners or owners’ agents):

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cash flows:
Sales proceeds	$4,729,647	$4,561,998	$8,022,045	$8,607,810
Servicing fees received	$25,282	$12,402	$47,466	$21,701
Net servicing advance (recoveries) advances	$(3,730)	$78	$(4,338)	$(3,658)
Period end information:
Unpaid principal balance of loans outstanding at end of period	$29,546,095	$16,408,013
Delinquencies:
30-89 days	$543,347	$204,998
90 days or more or in foreclosure or bankruptcy	$120,560	$63,049

The Company’s mortgage servicing portfolio is summarized as follows:

	June 30, 2014
	Servicing rights owned	Contract servicing and subservicing	Total loans serviced
	(in thousands)
Agencies	$57,051,424	$—	$57,051,424
Affiliated entities	—	35,554,830	35,554,830
Mortgage loans held for sale	959,014	—	959,014
	$58,010,438	$35,554,830	$93,565,268
Amount subserviced for the Company	$5,749,967	$325,127	$6,075,094
Delinquent mortgage loans:
30 days	$4,629,546	$271,058	$4,900,604
60 days	1,926,177	121,641	2,047,818
90 days or more	750,546	1,178,449	1,928,995
	7,306,269	1,571,148	8,877,417
Loans pending foreclosure	289,936	1,629,700	1,919,636
	$7,596,205	$3,200,848	$10,797,053
Custodial funds managed by the Company (1)	$1,181,638	$353,913	$1,535,551

	December 31, 2013
	Servicing rights owned	Contract servicing and subservicing	Total loans serviced
	(in thousands)
Agencies	$44,969,026	$—	$44,969,026
Affiliated entities	—	31,632,718	31,632,718
Private investors	969,794	89,361	1,059,155
Mortgage loans held for sale	506,540	—	506,540
	$46,445,360	$31,722,079	$78,167,439
Amount subserviced for the Company	$156,347	$582,610	$738,957
Delinquent mortgage loans:
30 days	$1,304,054	$263,518	$1,567,572
60 days	346,912	112,275	459,187
90 days or more	605,555	1,416,498	2,022,053
	2,256,521	1,792,291	4,048,812
Loans pending foreclosure	168,776	1,792,128	1,960,904
	$2,425,297	$3,584,419	$6,009,716
Custodial funds managed by the Company (1)	$568,161	$246,587	$814,748

(1)         Borrower and investor custodial cash accounts relate to loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the loans’ investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by the total unpaid principal balance (“UPB”):

State	June 30, 2014	December 31, 2013
	(in thousands)
California	$32,301,976	$30,320,616
Texas	5,598,942	4,470,123
Virginia	5,141,366	3,769,683
Florida	4,500,059	3,416,274
Washington	3,422,660	2,760,900
All other states	42,600,265	33,429,843
	$93,565,268	$78,167,439

Certain of the loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Loans are subserviced for the Company on a transitional basis for loans where the Company has obtained the rights to service the loans but servicing of the loans has not yet transferred to the Company’s servicing system.

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk for the interest rate lock commitments (“IRLCs”) it makes to purchase or originate mortgage loans at specified interest rates, its inventory of mortgage loans held for sale and mortgage servicing rights (“MSRs”). The Company has elected to present net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a master netting arrangement that is legally enforceable on all counterparties in the event of default. The derivatives that are not subject to a master netting arrangement are IRLCs.

Following are summaries of derivative assets and related netting amounts.

Offsetting of Derivative Assets

	June 30, 2014			December 31, 2013
	Gross amount of recognized assets	Gross amount offset in the balance sheet	Net amount of assets in the balance sheet	Gross amount of recognized assets	Gross amount offset in the balance sheet	Net amount of assets in the balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$188	$—	$188	$665	$—	$665
MBS call options	438	—	438	91	—	91
Forward purchase contracts	13,601	—	13,601	416	—	416
Forward sale contracts	636	—	636	18,762	—	18,762
Put options on Eurodollar futures	256	—	256	—	—	—
Call options on Eurodollar futures	254	—	254	—	—	—
Netting	—	(12,230)	(12,230)	—	(7,358)	(7,358)
	15,373	(12,230)	3,143	19,934	(7,358)	12,576
Derivatives not subject to master netting arrangements - IRLCs	31,159	—	31,159	8,964	—	8,964
	$46,532	$(12,230)	$34,302	$28,898	$(7,358)	$21,540

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	June 30, 2014				December 31, 2013
	Net amount	Gross amount not offset in the consolidated balance sheet			Net amount	Gross amount not offset in the consolidated balance sheet
	of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount	of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$31,159	$—	$—	$31,159	$8,964	$—	$—	$8,964
Jefferies & Co.	520	—	—	520	627	—	—	627
RJ O’Brien	510	—	—	510	—	—	—	—
RBS Securities	497	—	—	497	—	—	—	—
Royal Bank of Canada	335	—	—	335	—	—	—	—
Citibank, N.A.	318	—	—	318	28	—	—	28
Deutsche Bank	301	—	—	301	50	—	—	50
Nomura	293	—	—	293	839	—	—	839
Daiwa Capital Markets	55	—	—	55	1,190	—	—	1,190
Others	314	—	—	314	9,842	—	—	9,842
	$34,302	$—	$—	$34,302	$21,540	$—	$—	$21,540

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The assets sold under agreements to repurchase do not qualify for netting.

	June 30, 2014			December 31, 2013
	Gross amount of recognized liabilities	Gross amount offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet	Gross amount of recognized liabilities	Gross amount offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet
	(in thousands)
Derivatives subject to a master netting arrangement:
Forward purchase contracts	$205	$—	$205	$6,542	$—	$6,542
Forward sale contracts	24,489	—	24,489	504	—	504
Netting	—	(19,393)	(19,393)	—	(6,787)	(6,787)
	24,694	(19,393)	5,301	7,046	(6,787)	259
Derivatives not subject to a master netting arrangement - IRLCs	1,410	—	1,410	2,203	—	2,203
Total derivatives	26,104	(19,393)	6,711	9,249	(6,787)	2,462
Mortgage loans sold under agreements to repurchase	825,267	—	825,267	471,592	—	471,592
	$851,371	$(19,393)	$831,978	$480,841	$(6,787)	$474,054

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

	June 30, 2014				December 31, 2013
	Net amount of	Gross amount not offset in the consolidated balance sheet			Net amount of	Gross amount not offset in the consolidated balance sheet
	liabilities in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	liabilities in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$1,410	$—	$—	$1,410	$2,203	$—	$—	$2,203
Bank of America, N.A.	206,715	(206,581)	—	134	234,511	(234,511)	—	—
Credit Suisse First Boston Mortgage Capital LLC	507,158	(505,132)	—	2,026	198,888	(198,888)	—	—
Morgan Stanley Bank, N.A.	113,604	(113,554)	—	50	38,193	(38,193)	—	—
Citibank, N.A.	—	—	—	—	—	—	—	—
Others	3,091	—	—	3,091	259	—	—	259
	$831,978	$(825,267)	$—	$6,711	$474,054	$(471,592)	$—	$2,462

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets and its originated MSRs relating to loans with initial interest rates of more than 4.5% and MSRs purchased subject to excess servicing spread (“ESS”) financing to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSR’s fair value risk.

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

Management’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at mainly moderating the effects of changes in interest rates on the assets’ fair values. At times during the three months ended June 30, 2014 and 2013, derivatives were used to hedge the fair value changes of the MSRs.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$46,391	$—	$—	$46,391
Mortgage loans held for sale at fair value	—	745,759	254,656	1,000,415
Derivative assets:
Interest rate lock commitments	—	—	31,159	31,159
MBS put options	—	188	—	188
MBS call options	—	438	—	438
Forward purchase contracts	—	13,601	—	13,601
Forward sales contracts	—	636	—	636
Put options on Eurodollar futures	—	256	—	256
Call options on Eurodollar futures	—	254	—	254
Total derivative assets before netting	—	15,373	31,159	46,532
Netting (1)	—	—	—	(12,230)
Total derivative assets	—	15,373	31,159	34,302
Investment in PennyMac Mortgage Investment Trust	1,646	—	—	1,646
Mortgage servicing rights at fair value	—	—	308,599	308,599
	$48,037	$761,132	$594,414	$1,391,353
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$190,244	$190,244
Derivative liabilities:
Interest rate lock commitments	—	—	1,410	1,410
Forward purchase contracts	—	205	—	205
Forward sales contracts	—	24,489	—	24,489
Total derivative liabilities before netting	—	24,694	1,410	26,104
Netting (1)	—	—	—	(19,393)
Total derivative liabilities	—	24,694	1,410	6,711
Mortgage servicing liabilities	—	—	5,821	5,821
	$—	$24,694	$197,475	$202,776

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

As shown above, certain of the Company’s mortgage loans held for sale, MSRs at fair value, IRLCs, and ESS financing at fair value are measured using Level 3 inputs. Following is a roll forward of these items for the quarters and six-month periods ended June 30, 2014 and 2013 where Level 3 significant inputs were used on a recurring basis:

	Quarter ended June 30, 2014
	Mortgage loans held for sale	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, March 31, 2014	$3,985	$14,297	$246,984	$265,266
Repayments	(15,033)	—	—	(15,033)
Interest rate lock commitments issued, net	—	46,394	—	46,394
Purchases	679,882	—	71,778	751,660
Mortgage servicing rights received as proceeds from mortgage loan sales	—	—	7,333	7,333
Sales	(407,133)	—	(10,881)	(418,014)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	(2,789)	14,126	(6,615)	4,722
	(2,789)	14,126	(6,615)	4,722
Transfers to Level 2 mortgage loans held for sale (2)	(4,256)	—	—	(4,256)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(45,067)	—	(45,067)
Balance, June 30, 2014	$254,656	$29,750	$308,599	$593,005
Changes in fair value recognized during the period relating to assets still held at June 30, 2014	$(2,789)	$29,750	$(6,615)

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

(2)  Mortgage loans held for sale transferred from Level 3 to Level 2 as the result of the mortgage loan becoming salable into active mortgage markets pursuant to a loan modification or borrower reperformance.

	Quarter ended June 30, 2014
	Excess servicing spread financing	Mortgage servicing liabilities	Total
	(in thousands)
Liabilities:
Balance, March 31, 2014	$151,019	$—	$151,019
Issuances	52,867	—	52,867
Excess servicing spread issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,362	—	2,362
Accrual of interest on excess servicing spread financing	3,139	—	3,139
Repayments	(9,081)	—	(9,081)
Changes in fair value included in income	(10,062)	5,821	(4,241)
Balance, June 30, 2014	$190,244	$5,821	$196,065
Changes in fair value recognized during the period relating to liabilities still held at June 30, 2014	$(10,062)	$5,821

	Quarter ended June 30, 2013
	Mortgage loans held for sale	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, March 31, 2013	$4,487	$25,437	$18,622	$48,546
Repurchases of mortgage loans subject to representations and warranties	923	—	—	923
Repayments	(608)	—	—	(608)
Interest rate lock commitments issued, net	—	23,530	—	23,530
Purchases	—	—	4,008	4,008
Mortgage servicing rights received as proceeds from mortgage loan sales	—	—	17	17
Sales	—	—	(550)	(550)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	(277)	(20,983)	973	(20,287)
	(277)	(20,983)	973	(20,287)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(44,194)	—	(44,194)
Balance, June 30, 2013	$4,525	$(16,210)	$23,070	$11,385
Changes in fair value recognized during the period relating to assets still held at June 30, 2013	$(329)	$(16,210)	$973

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Six months ended June 30, 2014
	Mortgage loans held for sale	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$3,933	$6,761	$224,913	$235,607
Repayments	(15,047)	—	—	(15,047)
Interest rate lock commitments issued, net	—	82,832	—	82,832
Purchases	679,882	—	97,644	777,526
Mortgage servicing rights received as proceeds from mortgage loan sales	—	—	14,266	14,266
Sales	(407,133)	—	(10,881)	(418,014)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	(2,723)	19,479	(17,343)	(587)
	(2,723)	19,479	(17,343)	(587)
Transfers to Level 2 mortgage loans held for sale (2)	(4,256)	—	—	(4,256)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(79,322)	—	(79,322)
Balance, June 30, 2014	$254,656	$29,750	$308,599	$593,005
Changes in fair value recognized during the period relating to assets still held at June 30, 2014	$(2,723)	$29,750	$(17,343)

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

(2)  Mortgage loans held for sale transferred from Level 3 to Level 2 as the result of the mortgage loan becoming salable into active mortgage markets pursuant to a loan modification or borrower reperformance.

	Six months ended June 30, 2014
	Excess servicing spread financing	Mortgage servicing liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2013	$138,723	$—	$138,723
Issuances	73,393	—	73,393
Excess servicing spread issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	3,475	—	3,475
Accrual of interest on excess servicing spread financing	6,001	—	6,001
Repayments	(16,494)	—	(16,494)
Changes in fair value included in income	(14,854)	5,821	(9,033)
Balance, June 30, 2014	$190,244	$5,821	$196,065
Changes in fair value recognized during the period relating to liabilities still held at June 30, 2014	$(14,854)	$5,821

	Six months ended June 30, 2013
	Mortgage loans held for sale	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$—	$23,951	$19,798	$43,749
Repurchases of mortgage loans subject to representations and warranties	5,529	—	—	5,529
Repayments	(622)	—	—	(622)
Interest rate lock commitments issued, net	—	57,179	—	57,179
Purchases	—	—	4,008	4,008
Mortgage servicing rights received as proceeds from mortgage loan sales	—	—	20	20
Sales	—	—	(550)	(550)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	(382)	(21,090)	(206)	(21,678)
	(382)	(21,090)	(206)	(21,678)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(76,250)	—	(76,250)
Balance, June 30, 2013	$4,525	$(16,210)	$23,070	$11,385
Changes in fair value recognized during the period relating to assets still held at June 30, 2013	$(443)	$(16,210)	$(206)

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

The Company had no transfers in or out among the levels other than transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans.

Net gains (losses) from changes in estimated fair values included in earnings for financial statement items carried at fair value as a result of management’s election of the fair value option are summarized below:

	Quarter ended June 30,
	2014			2013
	Net gains on mortgage loans held for sale at fair value	Net servicing fees	Total	Net gains on mortgage loans held for sale at fair value	Net servicing fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$67,993	$—	$67,993	$(7,791)	$—	$(7,791)
Mortgage servicing rights at fair value	—	(6,615)	(6,615)	—	973	973
	$67,993	$(6,615)	$61,378	$(7,791)	$973	$(6,818)
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$10,062	$10,062	$—	$—	$—
Mortgage servicing liabilities	—	(5,821)	(5,821)	—	—	—
	$—	$4,241	$4,241	$—	$—	$—

	Six months ended June 30,
	2014			2013
	Net gains on mortgage loans held for sale at fair value	Net servicing fees	Total	Net gains on mortgage loans held for sale at fair value	Net servicing fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$117,895	$—	$117,895	$18,489	$—	$18,489
Mortgage servicing rights at fair value	—	(17,343)	(17,343)	—	(206)	(206)
	$117,895	$(17,343)	$100,552	$18,489	$(206)	$18,283
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$14,854	$14,854	$—	$—	$—
Mortgage servicing liabilities	—	(5,821)	(5,821)	—	—	—
	$—	$9,033	$9,033	$—	$—	$—

Following are the fair value and related principal amounts due upon maturity of assets and liabilities accounted for under the fair value option:

	June 30, 2014
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$784,173	$735,622	$48,551
90 days or more delinquent:
Not in foreclosure	168,111	171,035	(2,924)
In foreclosure	48,131	48,856	(725)
	$1,000,415	$955,513	$44,902

	December 31, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$524,665	$504,705	$19,960
90 days or more delinquent:
Not in foreclosure	5,567	5,479	88
In foreclosure	772	660	112
	$531,004	$510,844	$20,160

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at fair value on a nonrecurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$194,442	$194,442
	$—	$—	$194,442	$194,442

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$136,690	$136,690
	$—	$—	$136,690	$136,690

The following table summarizes the total gains (losses) on assets measured at fair values on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(3,786)	$88	$(4,207)	$643
	$(3,786)	$88	$(4,207)	$643

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as its Mortgage loans sold under agreements to repurchase, Note payable, Carried Interest due from Investment Funds, and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

Cash is measured using “Level 1” significant inputs. The Company’s borrowings carried at amortized cost do not have active markets or observable inputs and the fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of June 30, 2014 and December 31, 2013 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate the fair value.

Management has concluded that the carrying value of the Carried Interest due from Investment Funds approximates its fair value as the balance represents the amount distributable to the Company at the balance sheet date assuming liquidation of the Investment Funds. Management has concluded that the fair value of the Note payable approximates the agreements’ carrying value due to the agreement’s short term and variable interest rate. The Company has classified these financial instruments as “Level 3” financial statement items due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair value.

The Company also carries the receivable from and payable to the Advised Entities at cost. Management has concluded that the fair value of such balances approximates the carrying value due to the short terms of such balances.

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

The FAV group is responsible for reporting to the Company’s senior management valuation committee on a monthly basis on the changes in the valuation of the portfolio, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value financial statement items:

Mortgage Loans Held for Sale

Most of the Company’s mortgage loans held for sale at fair value are salable into active markets and are therefore categorized as “Level 2” fair value financial statement items and their fair values are estimated using their quoted market or contracted price or market price equivalent.

Certain of the Company’s mortgage loans may become non salable into active markets due to identification of a defect by the Company or to the repurchase of a mortgage loan with an identified defect. Because such mortgage loans are generally not salable into active mortgage markets, they are classified as “Level 3” financial statement items. The Company may also purchase government guaranteed or insured mortgage loans from Ginnie Mae guaranteed pools in its servicing portfolio. The Company’s right to purchase such loans arises as the result of the borrower’s failure to make payments for three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. To the extent such loans (“early buyout loans”) have not become salable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the loan’s terms, the Company measures such loans using “Level 3” inputs.

The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key inputs used in the valuation of mortgage loans held for sale at fair value valued using “Level 3” inputs:

	June 30, 2014	December 31, 2013
Key inputs	Range (Weighted average)
Discount rate	2.2% - 13.4%	7.8% - 13.4%
	(2.3)%	(8.9)%
Twelve-month projected housing price index change	-0.8% - 12.2%	4.5% - 4.7%
	(4.2)%	(4.6)%
Prepayment speed (1)	2.0% - 18.7%	1.6% - 5.1%
	(15.8)%	(4.4)%
Total prepayment speed (2)	3.6% - 36.3%	2.9% - 5.2%
	(35.5)%	(4.7)%

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2014	December 31, 2013
Key inputs	Range (Weighted average)
Pull-through rate	57.0% - 98.0%	62.1% - 98.1%
	(76.1)%	(81.7)%
Mortgage servicing rights value expressed as:
Servicing fee multiple	1.9 - 4.9	2.0 - 5.0
	(3.8)	(3.7)
Percentage of unpaid principal balance	0.4% - 2.4%	0.4% - 2.4%
	(1.0)%	(0.9)%

The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the MBS options and futures it purchases based on observed interest rate volatilities in the MBS market. Changes in fair value of IRLCs and related hedging derivatives are included in Net gains on mortgage loans held for sale at fair value in the consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSRs include prepayment rates of the underlying loans, the applicable discount rate or pricing spread, and the per-loan annual cost to service the respective mortgage loans.

The results of the estimates of fair value of MSRs are reported to the Company’s valuation committee as part of their review and approval of monthly valuation results. Changes in the fair value of MSRs are included in Net servicing fees—Amortization, impairment and change in estimated fair value of mortgage servicing rights in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended June 30,
	2014		2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and unpaid princiapl balance of underlying mortgage loans in thousands)
Amount recognized	$7,333	$42,327	$17	$52,461
Unpaid principal balance of underlying mortgage loans	$600,196	$3,550,411	$423,031	$4,372,786
Weighted-average servicing fee rate (in basis points)	33	30	25	29

Pricing spread (1)	8.3% - 16.2%	6.8% - 15.2%	6.4% - 9.6%	5.4% - 12.4%
	(11.5)%	(10.9)%	(7.2)%	(8.0)%
Annual total prepayment speed (2)	7.6% - 25.0%	7.6% - 43.6%	8.7% - 15.3%	8.5% - 18.5%
	(8.8)%	(8.2)%	(9.0)%	(8.8)%
Life (in years)	2.1 – 7.5	1.5 – 7.3	3.0 – 6.9	2.9 – 6.9
	(7.0)	(7.1)	(6.7)	(6.7)
Per-loan annual cost of servicing	$53 – $100	$53 – $100	$68 – $68	$68 – $120
	$(88)	$(90)	$(68)	$(103)

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offering Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)         Prepayment speed is measured using Life Total CPR.

	Six months ended June 30,
	2014		2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
Amount recognized	$14,266	$72,908	$20	$94,194
Unpaid principal balance of underlying mortgage loans	$1,111,663	$6,174,010	$423,355	$8,229,142
Weighted-average servicing fee rate (in basis points)	33	30	25	28

Pricing spread (1)	8.3% - 16.2%	6.8% - 15.2%	6.4% - 9.6%	5.4% - 12.5%
	(11.3)%	(10.7)%	(7.2)%	(8.2)%
Annual total prepayment speed (2)	7.6% - 25.0%	7.6% - 45.3%	8.7% - 15.3%	8.5% - 18.5%
	(8.7)%	(8.1)%	(9.0)%	(8.8)%
Life (in years)	2.1 – 7.5	1.5 – 7.5	3.0 – 6.9	2.9 – 6.9
	(7.1)	(7.1)	(6.7)	(6.7)
Per-loan annual cost of servicing	$53 – $100	$53 – $100	$68 – $68	$68 – $120
	$(92)	$(94)	$(68)	$(102)

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

(2)         Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at period end and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon UPB):

Purchased MSRs Backed by Distressed Mortgage Loans

During the quarter ended June 30, 2014, the Company sold a portfolio of purchased MSRs backed by distressed mortgage loans to a non-affiliated entity.

	June 30, 2014		December 31, 2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, unpaid principal balance of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	—	—	$10,129	—
Unpaid principal balance of underlying mortgage loans	—	—	$969,794	—
Weighted-average note interest rate	—	—	5.80%	—
Weighted-average servicing fee rate (in basis points)	—	—	50	—
Discount rate	—	—	15.3% – 15.3%	—
	—	—	(15.3)%	—
Effect on fair value of:
5% adverse change	—	—	$(251)	—
10% adverse change	—	—	$(490)	—
20% adverse change	—	—	$(937)	—
Life (in years)	—	—	5.0 - 5.0	—
			(5.0)
Prepayment speed (1)	—	—	11.4% – 11.4%	—
	—	—	(11.4)%	—
Effect on fair value of:
5% adverse change	—	—	$(231)	—
10% adverse change	—	—	$(456)	—
20% adverse change	—	—	$(898)	—
Per-loan annual cost of servicing	—	—	$218 – $218	—
	—	—	$(218)	—
Effect on fair value of:
5% adverse change	—	—	$(197)	—
10% adverse change	—	—	$(393)	—
20% adverse change	—	—	$(787)	—

(1)         Prepayment speed is measured using Life Voluntary CPR.

All Other MSRs

	June 30, 2014		December 31, 2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, unpaid principal balance of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$308,599	$313,082	$214,784	$258,751
Unpaid principal balance of underlying mortgage loans	$29,694,503	$27,356,921	$22,469,179	$22,499,847
Weighted-average note interest rate	4.29%	3.76%	4.48%	3.65%
Weighted-average servicing fee rate (in basis points)	31	29	32	29
Pricing spread (1)	2.9% – 20.3%	6.3% – 15.4%	2.9% – 18.0%	6.3% – 14.5%
	(9.0)%	(9.9)%	(7.5)%	(8.7)%
Effect on fair value of:
5% adverse change	$(5,347)	$(7,150)	$(3,551)	$(5,312)
10% adverse change	$(10,506)	$(14,009)	$(6,900)	$(10,395)
20% adverse change	$(20,302)	$(26,920)	$(13,305)	$(20,039)

Average life (in years)	0.1 – 10.8	1.5 – 7.3	0.1 – 14.4	1.5 – 7.3
	(5.9)	(6.9)	(6.2)	(7.0)

Prepayment speed (2)	7.6% – 67.0%	7.6% – 45.1%	7.8% – 50.8%	7.6% – 42.5%
	(10.2)%	(8.2)%	(9.7)%	(8.0)%
Effect on fair value of:
5% adverse change	$(6,663)	$(5,398)	$(4,622)	$(4,615)
10% adverse change	$(13,082)	$(10,642)	$(9,073)	$(9,097)
20% adverse change	$(25,243)	$(20,696)	$(17,500)	$(17,684)

Per-loan annual cost of servicing	$61 – $115	$61 – $93	$68 – $115	$68 – $100
	$(86)	$(92)	$(87)	$(99)
Effect on fair value of:
5% adverse change	$(3,341)	$(2,859)	$(2,817)	$(2,609)
10% adverse change	$(6,682)	$(5,719)	$(5,633)	$(5,217)
20% adverse change	$(13,365)	$(11,437)	$(11,266)	$(10,434)

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

ESS is generally subject to fair value losses when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the loans underlying the ESS, thereby increasing ESS financing’s fair value and the liability owed to PMT.  Increases in the fair value of ESS financing increase Amortization, impairment and change in estimated fair value of mortgage servicing rights.

Interest expense for ESS financing is accrued using the interest method based upon the expected cash flows from the ESS through the expected life of the underlying mortgage loans. Other changes in fair value are recorded in Amortization, impairment and change in estimated fair value of mortgage servicing rights.

Following are the key inputs used in determining the fair value of ESS financing:

	June 30, 2014	December 31, 2013
Key inputs	Range (Weighted average)
Unpaid principal balance of underlying loans (in thousands)	$27,445,826	$20,512,659
Average servicing fee rate (in basis points)	31	32
Average excess servicing spread (in basis points)	16	16
Pricing spread (1)	1.7% - 14.6%	2.8% - 14.4%
	(5.1)%	(5.4)%
Average life (in years)	0.5 - 7.3	0.9 - 8.0
	(5.9)	(6.1)
Annualized prepayment speed (2)	7.6% - 67.0%	7.7% - 48.6%
	(10.3)%	(9.7)%

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)         Prepayment speed is measured using Life Total CPR.

Note 8—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Government-insured or guaranteed	$711,193	$482,066
Conventional conforming	34,566	45,005
Mortgage loans purchased from Ginnie Mae pools serviced by the Company	250,848	—
Mortgage loans repurchased pursuant to representations and warranties	3,808	3,933
	$1,000,415	$531,004
Fair value of mortgage loans pledged to secure mortgage loans sold under agreements to repurchase	$997,506	$512,350

Note 9—Derivative Financial Instruments

The Company is exposed to fair value risk relative to its mortgage loans held for sale as well as to its IRLCs and MSRs. The Company bears fair value risk from the time an IRLC is made to PMT or a loan applicant to the time the mortgage loan is sold. The Company is exposed to loss in fair value of its IRLCs and mortgage loans held for sale when mortgage rates increase. The Company is exposed to loss in fair value of its MSRs when interest rates decrease.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in market interest rates. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the value of the Company’s IRLCs, inventory of mortgage loans held for sale and MSRs.

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2014			December 31, 2013
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	1,754,845	$31,159	$1,410	971,783	$8,964	$2,203
Forward purchase contracts	2,789,277	13,601	205	1,418,527	416	6,542
Forward sales contracts	4,617,100	636	24,489	2,659,000	18,762	504
MBS put options	225,000	188	—	185,000	665	—
MBS call options	95,000	438	—	105,000	91	—
Put options on Eurodollar futures	377,500	256	—		—	—
Call options on Eurodollar futures	170,000	254	—		—	—
Total derivatives before netting		46,532	26,104		28,898	9,249
Netting		(12,230)	(19,393)		(7,358)	(6,787)
		$34,302	$6,711		$21,540	$2,462

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended June 30, 2014
Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Forward purchase contracts	1,506,667	10,611,283	(9,328,673)	2,789,277
Forward sales contracts	2,829,176	15,842,070	(14,054,146)	4,617,100
MBS put options	175,000	255,000	(205,000)	225,000
MBS call options	160,000	145,000	(210,000)	95,000
Put options on Eurodollar futures	325,000	377,500	(325,000)	377,500
Call options on Eurodollar futures	100,000	205,000	(135,000)	170,000
Treasury future purchase contracts	—	56,700	(56,700)	—
Treasury future sale contracts	—	56,700	(56,700)	—

	Quarter ended June 30, 2013
Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Forward purchase contracts	1,349,300	11,430,282	(10,707,992)	2,071,590
Forward sales contracts	3,022,710	17,795,302	(16,591,072)	4,226,940
MBS put options	325,000	1,195,000	(1,260,000)	260,000
MBS call options	300,000	950,000	(625,000)	625,000

	Six months ended June 30, 2014
Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Forward purchase contracts	1,418,527	17,510,671	(16,139,921)	2,789,277
Forward sales contracts	2,659,000	26,382,189	(24,424,089)	4,617,100
MBS put options	185,000	640,000	(600,000)	225,000
MBS call options	105,000	540,000	(550,000)	95,000
Put options on Eurodollar futures	—	702,500	(325,000)	377,500
Call options on Eurodollar futures	—	380,000	(210,000)	170,000
Treasury future purchase contracts	—	78,300	(78,300)	—
Treasury future sale contracts	—	87,400	(87,400)	—

	Six months ended June 30, 2013
Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Forward purchase contracts	1,021,981	21,625,832	(20,576,223)	2,071,590
Forward sales contracts	2,621,948	32,472,558	(30,867,566)	4,226,940
MBS put options	500,000	2,160,000	(2,400,000)	260,000
MBS call options	—	1,800,000	(1,175,000)	625,000

The Company recorded net losses on derivative financial instruments used to hedge IRLCs and mortgage loans held for sale at fair value totaling $38.8 million and $58.8 million for the quarter and six months ended June 30, 2014, respectively. The Company recorded net gains on derivative financial instruments totaling $94.2 million and $106.5 million for the quarter and six months ended June 30, 2013, respectively. Derivative gains and losses used to hedge IRLCs and mortgage loans held for sale at fair value are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

The Company recorded net gains on derivatives used to hedge fair value changes of MSRs totaling $9.6 million and $9.2 million for the quarter and six months ended June 30, 2014, respectively. Gains and losses on derivative financial instruments used to hedge fair value changes of MSRs are included in Amortization, impairment and change in estimated fair value of mortgage servicing rights in the Company’s consolidated statements of income.

Note 10—Mortgage Servicing Assets and Liabilities

MSRs Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$246,984	$18,622	$224,913	$19,798
Additions:
Purchases	71,778	4,008	97,644	4,008
Mortgage servicing rights received as proceeds from mortgage loan sales	7,333	17	14,266	20
	79,111	4,025	111,910	4,028
Sales	(10,881)	(550)	(10,881)	(550)
Change in fair value due to:
Changes in valuation inputs or assumptions used in valuation model (1)	2,511	1,957	(445)	(1,524)
Other changes in fair value (2)	(9,126)	(984)	(16,898)	1,318
Total change in fair value	(6,615)	973	(17,343)	(206)
Balance at end of period	$308,599	$23,070	$308,599	$23,070

(1)         Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)         Represents changes due to realization of cash flows.

MSRs Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Amortized cost:
Balance at beginning of period	$287,187	$130,793	$263,373	$92,155
Mortgage servicing rights resulting from mortgage loan sales	42,327	52,461	72,908	94,194
Amortization	(7,603)	(4,251)	(14,370)	(7,346)
Application of valuation allowance to write down mortgage servicing rights with other-than- temporary impairment	—	—	—	—
Balance at end of period	321,911	179,003	321,911	179,003

Valuation allowance:
Balance at beginning of period	(5,043)	(2,423)	(4,622)	(2,978)
(Additions) reversals	(3,786)	88	(4,207)	643
Application of valuation allowance to write down mortgage servicing rights with other-than- temporary impairment	—	—	—	—
Balance at end of period	(8,829)	(2,335)	(8,829)	(2,335)
Mortgage servicing rights, net	$313,082	$176,668	$313,082	$176,668
Fair value of mortgage servicing rights at end of period	$321,383	$194,529	$321,383	$194,529

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This projection was developed using the assumptions made by management in its June 30, 2014 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve-month period ending June 30,	amortization
(in thousands)
2015	$29,778
2016	29,470
2017	28,727
2018	27,440
2019	25,502
Thereafter	180,994
$321,911

Servicing fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees are recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the consolidated statements of income and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Contractual servicing fees	$43,314	$11,744	$79,414	$20,801
Ancillary and other fees
Late charges	963	396	1,850	809
Other	248	132	424	234
	$44,525	$12,272	$81,688	$21,844

Mortgage Servicing Liability Carried at Fair Value:

The activity in mortgage servicing liability carried at fair value is summarized below:

Quarter ended June 30,
2014
(in thousands)
Amortized cost:
Balance at beginning of period	$—
Change in fair value due to:
Changes in valuation inputs or assumptions used in valuation model (1)	5,821
Other changes in fair value (2)	—
Total change in fair value	5,821
Balance at end of period	$5,821

(1)         Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)         Represents changes due to realization of cash flows.

Note 11—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$63,299	$52,460	$61,142	$47,723
Carried Interest recognized during the period	1,834	2,862	3,991	7,599
Proceeds received during the period	—	—	—	—
Balance at end of period	$65,133	$55,322	$65,133	$55,322

The amount of the Carried Interest received by the Company depends on the Investment Funds’ future performance. As a result, the amount of Carried Interest recorded by the Company at period end is subject to adjustment based on future results of the Investment Funds and may be reduced in future years. However, the Company is not required to pay guaranteed returns to the Investment Funds and the amount of any reduction to Carried Interest will be limited to the extent of amounts previously recognized.

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

Note 12—Investment in PennyMac Mortgage Investment Trust at Fair Value

Following is a summary of Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Dividends	$44	$43	$88	$85
Change in fair value	(147)	(363)	(76)	(318)
	$(103)	$(320)	$12	$(233)

Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,646	$1,579

Note 13—Borrowings

As of June 30, 2014, the Company maintained five borrowing facilities: four facilities that provide for sales of mortgage loans under agreements to repurchase; and one note payable secured by MSRs and servicing advances made relating to certain loans in the Company’s loan servicing portfolio.

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

Financial data pertaining to mortgage loans sold under agreements to repurchase are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Period end:
Balance	$825,267	$500,427
Unused amount (1)	$674,733	$299,573
Weighted average interest rate	1.85%	1.93%
Fair value of loans securing agreements to repurchase	$997,506	$646,944
During the period:
Average balance of loans sold under agreements to repurchase	$527,990	$412,849	$410,196	$344,335
Weighted average interest rate (2)	1.83%	1.98%	1.81%	2.09%
Total interest expense	$3,682	$2,956	$6,011	$5,331
Maximum daily amount outstanding	$873,301	$623,523	$873,301	$623,523

(1)         The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the mortgage loans sold.

(2)         Excludes the effect of amortization of commitment fees totaling $1.2 million and $891,000 for the quarters ended June 30, 2014 and 2013, respectively, and $2.3 million and $1.7 million for the six month-periods ended June 30, 2014 and 2013, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2014	Balance
(in thousands)
Within 30 days	$74,716
Over 30 to 90 days	746,130
Over 90 days	4,421
$825,267
Weighted average maturity (in months)	2.2

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of June 30, 2014:

Counterparty	Amount at risk	Weighted average maturity of advances under repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$117,085	September 3, 2014	October 31, 2014
Bank of America, N.A.	$45,620	September 17, 2014	January 30, 2015
Morgan Stanley	$10,074	August 17, 2014	June 29, 2015
Citibank, N.A.	$—	—	August 7, 2014

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. The Company had $1.5 million on deposit with its mortgage loan repurchase agreement counterparties at June 30, 2014 and December 31, 2013. Such amounts are included in Other assets on the consolidated balance sheets.

Note Payable

The note payable is summarized below:

	June 30, 2014	December 31, 2013
	(in thousands)
Period end:
Note payable secured by:
Mortgage servicing rights	$115,314	$48,302
Servicing advances	—	3,852
	$115,314	$52,154
Assets pledged to secure note payable:
Mortgage servicing rights	$303,831	$258,241
Servicing advances	$—	$5,564

The note payable matures on October 31, 2014. Interest is charged at a rate based on the lender’s overnight cost of funds. The note payable is secured by servicing advances and MSRs relating to certain loans in the Company’s servicing portfolio, and currently provides for advance rates ranging from 50% to 85% of the amount of the servicing advances or the carrying value of the MSR pledged.

The borrowing facilities contain various covenants, including financial covenants governing the Company’s net worth, debt to equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these requirements as of June 30, 2014.

Excess Servicing Spread Financing

In conjunction with the Company’s purchase from non-affiliates of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements which are treated as financings and are carried at fair value with changes in fair value recognized in current period income. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained all ancillary income associated with servicing the loans and a fixed base servicing fee. The Company continues to be the servicer of the mortgage loans and provides all servicing functions, including responsibility to make servicing advances.

Following is a summary of ESS:

	Quarter ended	Six months ended
	June 30, 2014
	(in thousands)
Balance at beginning of period	$151,019	$138,723
Purchases	52,867	73,393
Excess servicing spread issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,362	3,475
Accrual of interest expense	3,139	6,001
Repayments	(9,081)	(16,494)
Change in fair value	(10,062)	(14,854)
Balance at end of period	$190,244	$190,244

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of activity in the Company’s liability for representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$8,974	$4,748	$8,123	$3,504
Provision for losses on loans sold	1,204	1,453	2,055	2,697
Incurred losses	—	(16)	—	(16)
Balance at end of period	$10,178	$6,185	$10,178	$6,185
Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$29,882,252	$16,408,013

Following is a summary of the Company’s repurchase activity:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
During the period:
Unpaid principal balance of mortgage loans repurchased	$—	$2,741	$1,890	$4,867
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$—	$574	$798	$1,053
Period end:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$5,452	$296

Note 15—Stockholders’ Equity

During the quarter and six months ended June 30, 2014, respectively, PennyMac unitholders exchanged 412,500 and 479,209 Class A units for PFSI Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 72.6% at December 31, 2013 to 71.9% at June 30, 2014.

Note 16—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cash gain (loss):
Sales proceeds	$10,241	$(43,318)	$14,722	$(55,141)
Hedging activities	(25,549)	22,260	(35,805)	39,881
	(15,308)	(21,058)	(21,083)	(15,260)
Non-cash gain:
Mortgage servicing rights received as proceeds from mortgage loan sales	49,660	52,478	87,174	94,214
MSR and ESS recapture payable to PennyMac Mortgage Investment Trust	(2,526)	(367)	(4,424)	(499)
Provision for losses relating to representations and warranties on loans sold	(1,204)	(1,453)	(2,055)	(2,697)
Change in fair value relating to loans and hedging derivatives held at period end:
Interest rate lock commitments	15,453	(41,647)	22,989	(40,150)
Mortgage loans	6,830	(17,241)	14,658	(19,634)
Hedging derivatives	(13,201)	71,942	(23,017)	66,637
	$39,704	$42,654	$74,242	$82,611

Note 17—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest income:
Short-term investment	$325	$162	$526	$203
Mortgage loans held for sale at fair value	5,927	4,312	9,836	6,014
	6,252	4,474	10,362	6,217
Interest expense:
Mortgage loans sold under agreements to repurchase	3,682	2,956	6,011	5,331
Note payable	861	910	1,520	1,647
Excess servicing spread financing at fair value	3,139	—	6,001	—
Other	1,050	334	1,586	552
	8,732	4,200	15,118	7,530
	$(2,480)	$274	$(4,756)	$(1,313)

Note 18—Stock-based Compensation

The Company’s 2013 Equity Incentive Plan provides for grants of stock options, time based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of June 30, 2014, the Company has 16.7 million units available for future awards. The Company estimates the cost of the stock options, time-based restricted stock units and performance-based restricted stock units awarded with reference to the fair value of PFSI’s underlying common stock on the date of the award. Compensation costs are fixed, except for the performance-based restricted stock units, at the grant’s estimated fair value on the grant date as all grantees are employees of PennyMac and directors of the Company. Expense relating to awards is included in Compensation in the consolidated statements of income.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	$1,375	$198	$2,562	$198
Performance-based restricted stock units	1,112	282	1,874	282
Time-based restricted stock units	437	65	873	65
	$2,924	$545	$5,309	$545

Following is a summary of equity awards:

	Quarter ended June 30, 2014
	Stock options	Performance- based RSUs	Time-based RSUs
	(in thousands)
March 31, 2014	1,169	1,102	198
Granted	—	—	38
Vested	(138)	—	(31)
Expired or canceled	(7)	(2)	(3)
June 30, 2014	1,024	1,100	202

	Six months ended June 30, 2014
	Stock options	Performance- based RSUs	Time-based RSUs
	(in thousands)
December 31, 2013	422	496	100
Granted	753	614	138
Vested	(138)	—	(31)
Expired or canceled	(13)	(10)	(5)
June 30, 2014	1,024	1,100	202

Note 19—Income Taxes

For the quarter and six months ended June 30, 2014, the Company’s effective tax rates were 11.4% and 11.3%, respectively. For the quarter and six months ended June 30, 2013, the Company’s effective tax rates were 4.1% and 1.9%, respectively. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s shares, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase its effective income tax rate.

Note 20—Supplemental Cash Flow Information

	Six months ended June 30,
	2014	2013

Cash paid for interest	$14,243	$6,594
Cash paid for income taxes	$1,432	$7
Non-cash investing activity:
Receipt of mortgage servicing rights created in loan sales activities	$87,174	$94,214
Non-cash financing activity:
Transfer of excess servicing spread pursuant to recapture agreement with PennyMac Mortgage Investment Trust	$3,475	$—
Issuance of common stock in settlement of director fees	$74	$—

Note 21—Regulatory Net Worth and Agency Capital Requirements

The Company, through PLS, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2014		December 31, 2013
Requirement–company subject to requirement	Net worth (1)	Required	Net worth (1)	Required
	(in thousands)
Fannie Mae—PLS	$492,451	$87,464	$409,552	$83,148
Freddie Mac—PLS	$492,671	$3,191	$409,860	$3,001
Ginnie Mae:
Issuer—PLS	$445,815	$99,986	$388,125	$102,619
Issuer’s parent—PennyMac	$673,390	$119,983	$598,198	$112,881
HUD—PLS	$445,815	$2,500	$388,125	$2,500

(1)         Calculated in compliance with the respective Agency’s requirements.

Noncompliance with the respective agencies’ capital requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. PennyMac and PLS had Agency capital in excess of the respective Agencies’ requirements at June 30, 2014.

Note 22—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of June 30, 2014, the Company was not involved in any legal proceedings, claims, or actions in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Fund and Sell Mortgage Loans

June 30, 2014
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$1,242,982
Commitments to fund mortgage loans	511,863
$1,754,845
Commitments to sell mortgage loans	$4,617,100

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

As a result of the new reporting provided to the chief operating decision maker, management has concluded that its mortgage banking operations should be disclosed as two segments: loan production and loan servicing. Accordingly, the following segment disclosure includes three segments: loan production, loan servicing and investment management. Prior period segment disclosures have been restated to conform segment disclosures for the quarter and six months ended June 30, 2013 to those for the quarter and six months ended June 30, 2014.

Two of the segments are in the mortgage banking business: loan production and loan servicing. The loan production segment performs origination, acquisition and sale activities. The loan servicing segment performs servicing of newly originated mortgage loans, execution and management of early buyout loans and servicing of mortgage loans sourced and managed by the investment management segment, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions, managing correspondent lending activities for PMT and managing the acquired assets for the Advised Entities.

Financial highlights by segment are as follows:

	Quarter ended June 30, 2014
	Mortgage banking			Investment
	Production	Servicing	Total	management	Total
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$38,101	$1,603	$39,704	$—	$39,704
Loan origination fees	10,345	—	10,345	—	10,345
Fulfillment fees from PennyMac Mortgage Investment Trust	12,433	—	12,433	—	12,433
Net servicing fees	—	56,969	56,969	—	56,969
Management fees	—	—	—	10,998	10,998
Carried Interest from Investment Funds	—	—	—	1,834	1,834
Net interest income (expense):
Interest income	5,697	554	6,251	1	6,252
Interest expense	3,072	5,660	8,732	—	8,732
	2,625	(5,106)	(2,481)	1	(2,480)
Other	383	265	648	(16)	632
Total net revenue	63,887	53,731	117,618	12,817	130,435
Expenses	31,126	33,772	64,898	7,490	72,388
Income before provision for income taxes	$32,761	$19,959	$52,720	$5,327	$58,047
Segment assets at period end (1)	$1,117,090	$895,169	$2,012,259	$111,285	$2,123,544

(1)  Amount excludes parent Company assets, which consist primarily of deferred tax assets of $55.8 million.

	Quarter ended June 30, 2013
	Mortgage banking			Investment
	Production	Servicing	Total	management	Total
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$42,654	$—	$42,654	$—	$42,654
Loan origination fees	6,312	—	6,312	—	6,312
Fulfillment fees from PennyMac Mortgage Investment Trust	22,054	—	22,054	—	22,054
Net servicing fees	—	22,069	22,069	—	22,069
Management fees	—	—	—	10,429	10,429
Carried Interest from Investment Funds	—	—	—	2,862	2,862
Net interest income (expense):
Interest income	4,469	—	4,469	5	4,474
Interest expense	2,976	1,224	4,200	—	4,200
	1,493	(1,224)	269	5	274
Other	83	38	121	(198)	(77)
Total net revenue	72,596	20,883	93,479	13,098	106,577
Expenses	34,753	16,084	50,837	5,511	56,348
Income before provision for income taxes	$37,843	$4,799	$42,642	$7,587	$50,229
Segment assets at period end (1)	$817,633	$344,813	$1,162,446	$117,676	$1,280,122

(1)  Amount excludes parent Company assets, which consist primarily of cash of $714,000.

	Six months ended June 30, 2014
	Mortgage banking			Investment
	Production	Servicing	Total	management	Total
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$72,639	$1,603	$74,242	$—	$74,242
Loan origination fees	17,225	—	17,225	—	17,225
Fulfillment fees from PennyMac Mortgage Investment Trust	21,335	—	21,335	—	21,335
Net servicing fees	—	100,733	100,733	—	100,733
Management fees	—	—	—	21,107	21,107
Carried Interest from Investment Funds	—	—	—	3,991	3,991
Net interest income (expense):
Interest income	9,803	554	10,357	5	10,362
Interest expense	5,401	9,717	15,118	—	15,118
	4,402	(9,163)	(4,761)	5	(4,756)
Other	1,026	784	1,810	240	2,050
Total net revenue	116,627	93,957	210,584	25,343	235,927
Expenses	57,912	56,885	114,797	14,022	128,819
Income before provision for income taxes	$58,715	$37,072	$95,787	$11,321	$107,108
Segment assets at period end (1)	$1,117,090	$895,169	$2,012,259	$111,285	$2,123,544

(1)  Amount excludes parent Company assets, which consist primarily of deferred tax assets of $55.8 million.

	Six months ended June 30, 2013
	Mortgage banking			Investment
	Production	Servicing	Total	management	Total
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$82,611	$—	$82,611	$—	$82,611
Loan origination fees	11,980	—	11,980	—	11,980
Fulfillment fees from PennyMac Mortgage Investment Trust	50,298	—	50,298	—	50,298
Net servicing fees	—	38,111	38,111	—	38,111
Management fees	—	—	—	18,835	18,835
Carried Interest from Investment Funds	—	—	—	7,599	7,599
Net interest income (expense):
Interest income	6,207	—	6,207	10	6,217
Interest expense	5,570	1,960	7,530	—	7,530
	637	(1,960)	(1,323)	10	(1,313)
Other	408	119	527	297	824
Total net revenue	145,934	36,270	182,204	26,741	208,945
Expenses	63,745	29,827	93,572	9,851	103,423
Income before provision for income taxes	$82,189	$6,443	$88,632	$16,890	$105,522
Segment assets at period end (1)	$817,633	$344,813	$1,162,446	$117,676	$1,280,122

(1)  Amount excludes parent Company assets, which consist primarily of cash of $714,000.

Note 24—Recently Issued Accounting Pronouncements

Accounting Standard Update No 2014-04, Receivables: Troubled Debt Restructuring by Creditors Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04), clarifies when a creditor should be considered to have received physical possession of residential real estate collateralizing a mortgage loan and the mortgage loan derecognized in the receivable and recognized as real estate property. This update specifies that an in substance repossession occurs when either the creditor has obtained the legal title to the property after a foreclosure or the borrower has transferred all interest in the property to the creditor through a deed in lieu of foreclosure or similar legal agreement so that at that time the asset should be reclassified from a loan receivable to real estate acquired in settlement of loans. This update also provides that a disclosure of the amount between real estate acquired in settlement of loans and the recorded investment in mortgage loans that are in the process of foreclosure must be included in both interim and annual financial reports. This amendment update is effective for periods for fiscal years beginning after December 15, 2014. The adoption of ASU 2014-04 is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No 2014-09, Revenue from Contracts with Customers (ASU 2014-09), was created to standardize revenue recognition process between public and private companies as well as across industries in an effort to more closely align GAAP revenue recognition with international standards to provide a more comparable revenue number for the users of the financial statements. The standard outlines that for all contracts, revenue should be recognized when or as the entity satisfies a performance obligation. Revenue is recognized either over a period or at one point in time in accordance with how the control of the service or good is transferred. This amendment update is for all year-end and interim periods beginning after December 15, 2016 and early application is not permitted. The Company is evaluating the effect of adopting ASU 2014-09 to its consolidated financial statements.

In June of 2014, the FASB issued Accounting Standards Update No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (the “Update”) to the Transfers and Servicing topic of its Accounting Standards Codification. The amendments in the Update require two accounting changes. First, the amendments in the Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.

The amendments in the Update require disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The Update also specifies certain disclosure requirements for those transactions outstanding at the reporting date and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions, the transferor is required to make certain disclosures by type of transaction. The adoption of the Update is not expected to have a material effect on the Company’s consolidated financial statements.

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•                  All agreements to repurchase assets that matured between June 30, 2014 and the date of this Report were extended or renewed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations should be read with the consolidated financial statements and the related notes of PennyMac Financial Services, Inc. included within this Quarterly Report on Form 10-Q.

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

PennyMac has made an election pursuant to Section 754 of the Internal Revenue Code which remains in effect. As a result of this election, an exchange pursuant to the exchange agreement results in a special adjustment for PFSI that may increase PFSI’s tax basis in certain assets of PennyMac that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that PFSI would otherwise be required to pay in the future and result in increases in investment in PennyMac deferred tax assets net of investment in PennyMac deferred tax liabilities.

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

Mortgage Banking

Production

Our loan production segment is sourced through two channels: correspondent production and consumer-direct lending.

In correspondent production we manage, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated loans, including both “conventional” and government-insured residential mortgage loans that qualify for inclusion in securitizations that are guaranteed by the Agencies. For conventional loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each loan purchased by PMT. In the case of government insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account.

Through our consumer-direct lending channel, we originate new prime credit quality, first lien residential conventional and government-insured mortgage loans on a national basis to allow customers to purchase or refinance their homes. The consumer direct model relies on the Internet and call center based staff to acquire and interact with customers across the country. We do not have a “brick and mortar” branch network and have been developing our consumer direct operations with call centers strategically positioned across the United States.

During the quarter and six months ended June 30, 2014, we managed PMT’s acquisition of newly originated, prime credit quality, first lien residential conventional and government-insured mortgage loans with fair values totaling $7.3 billion and $12.3 billion, respectively. We purchased for our own account approximately $4.0 billion and $7.1 billion, respectively, of government-insured loans at fair value from PMT during the quarter and six months ended June 30, 2014. We also originated $410.1 million and $728.4 million, respectively, of residential mortgage loans at fair value through our consumer-direct channel during the quarter and six months ended June 30, 2014.

During the quarter and six months ended June 30, 2013, we managed PMT’s acquisition of newly originated, prime credit quality, first lien residential conventional and government-insured mortgage loans with fair values totaling $8.9 billion and $17.8 billion, respectively. We purchased for our own account approximately $4.7 billion and $8.3 billion, respectively, of government-insured loans at fair value from PMT during the quarter and six months ended June 30, 2013. We also originated $344.8 million and $613.0 million, respectively, of residential mortgage loans at fair value through our consumer-direct channel during the quarter and six months ended June 30, 2013.

Servicing

Our loan servicing segment performs loan administration, collection and default activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impound) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide prime servicing for conventional and government  insured loans, as well as special servicing for distressed loans that have been acquired as investments by our Advised Entities. As of June 30, 2014, the portfolio of loans that we serviced or subserviced totaled approximately $93.6 billion in UPB.

Investment Management

We are an investment manager through an indirect subsidiary, PCM. PCM currently manages PMT and the Investment Funds. PMT and the Investment Funds had combined net assets of approximately $2.1 billion as of June 30, 2014. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on investment performance.

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. During the second quarter of 2014, real U.S. gross domestic product expanded at an annual rate of 4.0% compared to a revised 2.1% decrease for the first quarter of 2014 and a 2.5% increase for the second quarter of 2013. The national unemployment rate was 6.1% at June 30, 2014 and compares to a revised seasonally adjusted rate of 7.5% at June 30, 2013 and 6.7% at March 31, 2014. While delinquency rates on residential real estate loans continue to decrease, they remain elevated compared to historical rates. As reported by the Federal Reserve Bank, during the first quarter of 2014, the delinquency rate on residential real estate loans held by commercial banks was 7.8%, a reduction from 9.7% during the first quarter of 2013.

The seasonally adjusted annual rate of existing home sales for June 2014 was 2.3% lower than for June 2013 and the national median existing home price for all housing types was $223,300, a 4.3% increase from June 2013. On a national level, foreclosure filings during the second quarter of 2014 decreased by 19% as compared to the second quarter of 2013. Foreclosure activity across the country is on a decreasing trend; however, it is expected to remain above historical average levels through 2014 and beyond.

Thirty-year fixed mortgage interest rates ranged from a low of 4.16% to a high of 4.34% during the second quarter of 2014. During the second quarter of 2013, thirty-year fixed mortgage interest rates ranged from a low of 3.45% to a high of 4.07% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

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

Mortgage lenders originated an estimated $295 billion of home loans during the quarter ended June 30, 2014, down 52.9% from the quarter ended June 30, 2013. Mortgage originations are forecast to continue to decline, with current industry estimates for 2014 totaling $1.1 trillion compared to $1.9 trillion for 2013 (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

In recent periods, we have seen increased competition from new and existing market participants in the correspondent production business, as well as reductions in the overall level of refinancing activity. We believe that this change in supply and demand within the marketplace has been driving lower correspondent and retail production margins in recent periods, which is reflected in our results of operations in our gains on mortgage loans acquired for sale. During the first several months of 2013, gains on mortgage loans acquired for sale benefited from wider secondary spreads (the difference between interest rates charged to borrowers and yields on mortgage-backed securities in the secondary market); however, secondary spreads narrowed in subsequent months and we expect them to continue to normalize toward their long-term averages in 2014.

We believe there is significant long-term market opportunity in non-Agency jumbo mortgage loans. Pricing for non-Agency AAA rated bonds has steadily improved since the beginning of the year, however liquidity is fairly limited. During the six months ended June 30, 2014, prime jumbo MBS issuance totaled $2.1 billion in unpaid principal balance (“UPB”) compared to $7.9 billion during the six months ended June 30, 2013. During the six months ended June 30, 2014, we fulfilled for PMT approximately $93.4 million in UPB of jumbo loans, compared to $115.5 million in UPB of jumbo loans fulfilled for PMT during the six months ended June 30, 2013.

In our capacity as an investment manager, we continue to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the second quarter of 2014, we reviewed 57 mortgage loan pools with UPB totaling approximately $18.2 billion. This compares to our review of 36 mortgage loan pools with UPB totaling approximately $11.1 billion and one pool of real estate acquired in settlement of loans totaling approximately $108 million during the second quarter of 2013. During the quarter and six months ended June 30, 2014, we acquired for PMT distressed loans with fair value totaling $27.2 million and $287.5 million, respectively, and $242.7 million and $443.2 million, respectively, during the same periods in 2013. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective for PMT in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments held by the Advised Entities.

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$39,704	$42,654	$74,242	$82,611
Loan origination fees	10,345	6,312	17,225	11,980
Fulfillment fees from PennyMac Mortgage Investment Trust	12,433	22,054	21,335	50,298
Net loan servicing fees	56,969	22,069	100,733	38,111
Management fees	10,998	10,429	21,107	18,835
Carried Interest from Investment Funds	1,834	2,862	3,991	7,599
Net interest expense	(2,480)	274	(4,756)	(1,313)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(103)	(320)	12	(233)
Other	735	243	2,038	1,057
Total net revenue	130,435	106,577	235,927	208,945
Total expenses	72,388	56,348	128,819	103,423
Provision for income taxes	6,630	2,038	12,153	2,038
Net income	$51,417	$48,191	$94,955	$103,484

Income before provision for income taxes by segment:
Mortgage banking:
Production	$32,761	$37,843	$58,715	$82,189
Servicing	19,959	4,799	37,072	6,443
Total mortgage banking	52,720	42,642	95,787	88,632
Investment management	5,327	7,587	11,321	16,890
	$58,047	$50,229	$107,108	$105,522
During the period:
Interest rate lock commitments issued	$4,749,012	$4,883,672	$8,289,907	$8,580,236
Mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust at fair value	$3,955,329	$4,733,767	$7,085,859	$8,282,163
Retail production at fair value, net	410,125	344,840	728,430	612,966
	$4,365,454	$5,078,607	$7,814,289	$8,895,129
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$2,991,764	$4,323,885	$4,911,342	$9,110,711
At period end:
Unpaid principal balance of mortgage loan servicing portfolio:
Mortgage servicing rights owned	$57,051,424	$18,242,514
Subserviced	35,554,830	25,509,373
Mortgage loans held for sale	959,014	653,789
	$93,565,268	$44,405,676
Net assets of Advised Entities
PennyMac Mortgage Investment Trust	$1,577,160	$1,244,181
Investment Funds	565,926	561,790
	$2,143,086	$1,805,971

Comparison of the quarters and six months ended June 30, 2014 and 2013

Net income increased by approximately $3.2 million or 7% for the quarter ended June 30, 2014 and decreased by approximately $8.5 million or 8% for the six months ended June 30, 2014 when compared to the same periods in 2013. The increase in net income from the quarter ended June 30, 2013 to the quarter ended June 30, 2014 is primarily due to increased loan servicing fee income resulting from the growth in our mortgage loan servicing portfolio. Our servicing portfolio increased from $44.4 billion at June 30, 2013 to $93.6 billion at June 30, 2014. The decrease in net income from the six months ended June 30, 2013 to the six months ended June 30, 2014 is primarily due to the effects of the contraction in the mortgage loan origination market, partially offset by growth in our mortgage loan servicing portfolio. Our mortgage loan production decreased by $1.1 billion or 12% for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013.

Net gains on mortgage loans held for sale at fair value

During the quarter and six months ended June 30, 2014, we recognized net gains on mortgage loans held for sale at fair value totaling $39.7 million and $74.2 million, respectively. This compares to net gains on mortgage loans held for sale at fair value totaling $42.7 million and $82.6 million, respectively, for the quarter and six months ended June 30, 2013. The decrease in net gains on mortgage loans held for sale at fair value was due to the effect of increasing price competition in the mortgage loan origination market, which had a negative effect on our margins, and, to a lesser extent, a reduction in the volume of mortgage loan sales during the period. The net gain for the quarter and six months ended June 30, 2014 included $49.7 million and $87.2 million, respectively, in fair value of MSRs received as part of proceeds on sales, net of MSR recapture payable to PMT. The net gain for the quarter and six months ended June 30, 2013 included $52.5 million and $94.2 million, respectively, in fair value of MSRs received as part of proceeds on sales, net of MSR recapture payable to PMT.

Our gains on mortgage loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cash (loss) gain:
Sales proceeds	$10,241	$(43,318)	$14,722	$(55,141)
Hedging activities	(25,549)	22,260	(35,805)	39,881
	(15,308)	(21,058)	(21,083)	(15,260)
Non-cash gain:
Mortgage servicing rights received as proceeds from mortgage loan sales	49,660	52,478	87,174	94,214
Mortgage servicing rights recapture payable to PennyMac Mortgage Investment Trust	(2,526)	(367)	(4,424)	(499)
Provision for losses relating to representations and warranties on loans sold	(1,204)	(1,453)	(2,055)	(2,697)
Change in fair value relating to mortgage loans and hedging derivatives held at period end:
Interest rate lock commitments	15,453	(41,647)	22,989	(40,150)
Mortgage loans	6,830	(17,241)	14,658	(19,634)
Hedging derivatives	(13,201)	71,942	(23,017)	66,637
	$39,704	$42,654	$74,242	$82,611
During the period:
Unpaid principal balance of mortgage loans sold	$4,510,460	$4,377,043	$7,654,026	$8,236,132
Interest rate lock commitments issued, net of cancellations:
Conventional mortgage loans	$139,871	$288,020	$204,915	$491,766
Government-insured or guaranteed loans	4,609,141	4,595,652	8,084,992	8,088,470
	$4,749,012	$4,883,672	$8,289,907	$8,580,236
Period end:
Mortgage loans held for sale at fair value	$1,000,415	$656,341
Commitments to fund and purchase mortgage loans	$1,754,845	$1,767,314

Increase (decrease) in net gains on mortgage loans held for sale at fair value due to:
Net change in fair value of interest rate lock commitments	$57,099	$(46,268)	$63,138	$(44,955)
Volume of mortgage loans sold	2,511	35,344	(8,100)	83,283
Gain margin	(62,560)	38,788	(63,407)	15,556
Total change	$(2,950)	$27,864	$(8,369)	$53,884

We recognize a substantial portion of our gain on mortgage loans held for sale at fair value before we fund or purchase the loan. In the course of our loan production activities, we make contractual commitments to PMT and to mortgage loan applicants to purchase or fund mortgage loans at specified terms. We call these commitments interest rate lock commitments (“IRLCs”). We recognize the value of IRLCs at the time we make a commitment to PMT or the borrower.

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

Following is a quantitative summary of key unobservable inputs we used in the valuation of IRLCs:

	June 30, 2014	December 31, 2013
Key inputs	Range (Weighted average)
Pull-through rate	57.0% - 98.0%	62.1% - 98.1%
	(76.1)%	(81.7)%
Mortgage servicing rights value expressed as:
Servicing fee multiple	1.9 - 4.9	2.0 - 5.0
	(3.8)	(3.7)
Percentage of unpaid principal balance	0.4% - 2.4%	0.4% - 2.4%
	(1.0)%	(0.9)%

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended June 30,
	2014		2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and unpaid princiapl balance of underlying mortgage loans in thousands)
Amount recognized	$7,333	$42,327	$17	$52,461
Unpaid principal balance of underlying mortgage loans	$600,196	$3,550,411	$423,031	$4,372,786
Weighted-average servicing fee rate (in basis points)	33	30	25	29

Pricing spread (1)	8.3% - 16.2%	6.8% - 15.2%	6.4% - 9.6%	5.4% - 12.4%
	(11.5)%	(10.9)%	(7.2)%	(8.0)%
Annual total prepayment speed (2)	7.6% - 25.0%	7.6% - 43.6%	8.7% - 15.3%	8.5% - 18.5%
	(8.8)%	(8.2)%	(9.0)%	(8.8)%
Life (in years)	2.1 – 7.5	1.5 – 7.3	3.0 – 6.9	2.9 – 6.9
	(7.0)	(7.1)	(6.7)	(6.7)
Per-loan annual cost of servicing	$53 – $100	$53 – $100	$68 – $68	$68 – $120
	$(88)	$(90)	$(68)	$(103)

	Six months ended June 30,
	2014		2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
Amount recognized	$14,266	$72,908	$20	$94,194
Unpaid principal balance of underlying mortgage loans	$1,111,663	$6,174,010	$423,355	$8,229,142
Weighted-average servicing fee rate (in basis points)	33	30	25	28

Pricing spread (1)	8.3% - 16.2%	6.8% - 15.2%	6.4% - 9.6%	5.4% - 12.5%
	(11.3)%	(10.7)%	(7.2)%	(8.2)%
Annual total prepayment speed (2)	7.6% - 25.0%	7.6% - 45.3%	8.7% - 15.3%	8.5% - 18.5%
	(8.7)%	(8.1)%	(9.0)%	(8.8)%
Life (in years)	2.1 – 7.5	1.5 – 7.5	3.0 – 6.9	2.9 – 6.9
	(7.1)	(7.1)	(6.7)	(6.7)
Per-loan annual cost of servicing	$53 – $100	$53 – $100	$68 – $68	$68 – $120
	$(92)	$(94)	$(68)	$(102)

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

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
During the period:
Unpaid principal balance of mortgage loans repurchased	$—	$2,741	$1,890	$4,867
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$—	$574	$798	$1,053
Period end:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$5,452	$296

During the six months ended June 30, 2014, we repurchased mortgage loans with unpaid balances totaling $1.9 million. We recorded no losses as a result of these repurchases. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold begin to season, we expect the level of repurchase activity to increase. As economic fundamentals change and as investor and Agency evaluation of their loss mitigation strategies, including claims under representations and warranties, change, and as the mortgage market and general economic changes affect our correspondent lenders, the level of repurchase activity and ensuing losses will change, which may be material to us.

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

Following is a summary of our Liability for losses under representations and warranties in the consolidated balance sheets:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$8,974	$4,748	$8,123	$3,504
Provision for losses on loans sold	1,204	1,453	2,055	2,697
Incurred losses	—	(16)	—	(16)
Balance at end of period	$10,178	$6,185	$10,178	$6,185
Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$29,882,252	$16,408,013

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

Our hedging activities relating to correspondent production and consumer-direct lending primarily involve forward sales of our inventory and IRLCs as well as purchases of options to sell and options to purchase MBS.

Other loan production-related revenues

Loan origination fees increased $4.0 million and $5.2 million, respectively, in the quarter and six months ended June 30, 2014 compared to the same periods in 2013. The increase was due to increases in certain fees we charge in our loan production activities.

Loan fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans. Fulfillment fees decreased $9.6 million and $29.0 million, respectively, in the quarter and six months ended June 30, 2014 compared to the same periods in 2013. The decreases are due to decreases in the volume of mortgage loans we fulfilled on behalf of PMT and strategic reductions in the fulfillment fee rate charged to PMT. The loan fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Summarized below are our fulfillment fees:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fulfillment fee revenue	$12,433	$22,054	$21,335	$50,298
Unpaid principal balance of loans fulfilled	$2,991,764	$4,323,885	$4,911,342	$9,110,711

Net servicing fees

Our net servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net servicing fees:
Loan servicing fees
From non-affiliates	$43,314	$11,744	$79,414	$20,801
From PennyMac Mortgage Investment Trust	14,180	8,787	28,771	16,513
From Investment Funds	4,161	2,066	5,638	4,074
Ancillary and other fees	4,838	2,662	9,989	4,923
	66,493	25,259	123,812	46,311
Amortization, impairment and change in estimated fair value of mortgage servicing rights	(9,524)	(3,190)	(23,079)	(8,200)
Net servicing fees	$56,969	$22,069	$100,733	$38,111

Following is a summary of our loan servicing portfolio:

	June 30, 2014	December 31, 2013
	(in thousands)
Loans serviced at period end:
Prime servicing:
Subserviced for Advised Entities	$31,169,742	$26,788,479
Owned mortgage servicing rights—Originated	29,546,095	22,499,847
Owned mortgage servicing rights—Acquisitions	27,505,329	22,469,179
Mortgage loans held for sale	959,014	506,540
Total prime servicing	89,180,180	72,264,045
Special servicing:
Subserviced for Advised Entities	4,385,088	4,844,239
Owned mortgage servicing rights—Acquisitions	—	969,794
Subserviced for non-affiliates	—	89,361
Total special servicing	4,385,088	5,903,394
Total loans serviced	$93,565,268	$78,167,439

During the quarter and six months ended June 30, 2014, net loan servicing fees increased $34.9 million and $62.6 million, respectively, when compared to the same periods in 2013. The increase in the quarter ended June 30, 2014 was primarily due to an increase of $31.6 million in loan servicing fees from non-affiliates due to growth in our portfolio of loans serviced as a result of our purchases of MSRs and ongoing sales of mortgage loans with servicing rights retained, partially offset by the sale of a portfolio of MSRs backed by distressed mortgage loans; an increase of $5.4 million in loan servicing fees from PMT primarily due to activity-based fees relating to the sale of mortgage loans and growth in the volume of loans we service; an increase in loan servicing fees net of mortgage servicing rebate from the Investment Funds of $2.1 million due to activity-based fees relating to the sale of mortgage loans from the Investment Funds’ portfolios; and an increase of $2.2 million in ancillary fees due to growth in the portfolios of mortgage loans serviced.

Amortization, impairment and change in estimated fair value of mortgage servicing rights are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Effect of mortgage servicing rights:
Amortization and realization of cash flows	$(16,729)	$(5,235)	$(31,268)	$(9,420)
Change in fair value and (provision for) reversal of impairment of mortgage servicing rights carried at lower of amortized cost or fair value	(12,474)	2,045	(15,851)	2,511
Change in fair value of excess servicing spread financing	10,062	—	14,854	—
Hedging gains (losses)	9,617	—	9,186	(1,291)
Total amortization, impairment and change in estimated fair value of mortgage servicing rights	$(9,524)	$(3,190)	$(23,079)	$(8,200)
Ending mortgage servicing rights:
At lower of amortized cost or fair value	$313,082	$176,668
At fair value	308,599	23,070
	$621,681	$199,738
Average MSR balances:
At lower of amortized cost or fair value	$297,663	$152,009	$284,241	$130,594
At fair value	$263,238	$19,279	$244,102	$19,415

Amortization, impairment and change in estimated fair value of mortgage servicing rights increased $6.3 million and $14.9 million, respectively, for the quarter and six months ended June 30, 2014 compared to the same periods in 2013. The increase in Amortization, impairment and change in estimated fair value of mortgage servicing rights was due to growth in our investment in MSRs, which caused an increase in amortization of the asset and impairment, and to expectations for higher prepayment speeds as a result of lower interest rates at quarter end; offset with the positive change in fair value of the excess servicing spread financing.

Impairment and changes in fair value of MSRs have a significant effect on net servicing fees, driven primarily by our monthly re-estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of impairment and changes in fair value will have an increasing influence on our net income. MSRs are sensitive to changes in interest rates. Decreasing interest rates encourage increased borrower refinancing activity. Increased borrower refinancing activity shortens the life of our MSR assets, thereby reducing the income we expect to receive from such assets and, by extension, MSR fair value.

The fair value of MSRs is difficult to determine because MSRs are not actively traded in observable markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our income. Our MSR valuation process combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow and prepayment inputs used in our discounted cash flow model are based on market factors and include the historical performance of our MSRs, which we believe are consistent with inputs and data used by market participants valuing similar MSRs.

The key inputs used in the valuation of MSRs include mortgage prepayment and default rates of the underlying loans, the applicable discount rate, and cost to service loans. These inputs can, and generally do, change from period to period as market conditions change. Therefore our estimate of the fair value of MSRs changes from period to period. Our senior management valuation committee reviews and approves the fair value estimates of our MSRs.

We account for MSRs at either our estimate of the asset’s estimated fair value with changes in fair value recorded in current period income or using the amortization method with the MSRs carried at the lower of amortized cost or estimated fair value based on how we finance certain of our MSR purchases and whether we believe the underlying mortgages are sensitive to prepayments resulting from changing market interest rates. We have identified an initial mortgage interest rate of 4.5% for MSRs originated through our lending activities as the threshold for whether such mortgage loans are sensitive to changes in interest rates:

•                  Our risk management efforts in connection with purchased MSRs and MSRs relating to mortgage loans originated through our loan production activities with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ values.

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

Our MSRs are summarized by the basis on which we account for the assets below:

Basis of accounting	June 30, 2014	December 31, 2013
	(in thousands)
Fair value	$308,599	$224,913
Lower of amortized cost or fair value:
Amortized cost	$321,911	$263,373
Valuation allowance	(8,829)	(4,622)
Carrying value	$313,082	$258,751
Fair value	$321,383	$269,422

Total mortgage servicing rights:
Carrying value	$621,681	$483,664
Fair value	$629,982	$494,335
Unpaid principal balance of mortgage loans underlying mortgage servicing rights	$57,051,424	$45,938,820

Key assumptions used in determining the fair value of MSR are as follows:

Purchased MSRs backed by distressed mortgage loans

During the quarter ended June 30, 2014, the Company sold a portfolio of purchased MSRs backed by distressed mortgage loans to a non-affiliated entity.

	June 30, 2014		December 31, 2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, unpaid principal balance of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	—	—	$10,129	—
Unpaid principal balance of underlying mortgage loans	—	—	$969,794	—
Weighted-average note interest rate	—	—	5.80%	—
Weighted-average servicing fee rate (in basis points)	—	—	50	—

Discount rate	—	—	15.3% – 15.3%	—
	—	—	(15.3)%	—

Average life (in years)	—	—	5.0 - 5.0	—
			(5.0)

Prepayment speed (1)	—	—	11.4% – 11.4%	—
	—	—	(11.4)%	—

Per-loan cost of servicing	—	—	$218 – $218	—
	—	—	$(218)	—

(1)   Prepayment speed is measured using Life Voluntary CPR.

All other MSRs

	June 30, 2014		December 31, 2013
	Range (Weighted average)
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, unpaid principal balance of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$308,599	$313,082	$214,784	$258,751
Unpaid principal balance of underlying mortgage loans	$29,694,503	$27,356,921	$22,469,179	$22,499,847
Weighted-average note interest rate	4.29%	3.76%	4.48%	3.65%
Weighted-average servicing fee rate (in basis points)	31	29	32	29
Pricing spread (1)	2.9% – 20.3%	6.3% – 15.4%	2.9% – 18.0%	6.3% – 14.5%
	(9.0)%	(9.9)%	(7.5)%	(8.7)%
Average life (in years)	0.1 – 10.8	1.5 – 7.3	0.1 – 14.4	1.5 – 7.3
	(5.9)	(6.9)	(6.2)	(7.0)
Prepayment speed (2)	7.6% – 67.0%	7.6% – 45.1%	7.8% – 50.8%	7.6% – 42.5%
	(10.2)%	(8.2)%	(9.7)%	(8.0)%
Per-loan cost of servicing	$61 – $115	$61 – $93	$68 – $115	$68 – $100
	$(86)	$(92)	$(87)	$(99)

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of loans and purchased MSRs not backed by pools of distressed mortgage loans.

(2)         Prepayment speed is measured using Life Total CPR.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management fee	$5,838	$4,575	$11,359	$8,940
Performance incentive fee	3,074	3,880	5,627	6,007
	8,912	8,455	16,986	14,947
Investment Funds	2,086	1,974	4,121	3,888
	$10,998	$10,429	$21,107	$18,835
Carried Interest	$1,834	$2,862	$3,991	$7,599
Total management fees and Carried Interest	$12,832	$13,291	$25,098	$26,434

Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,577,160	$1,244,181
Investment Funds	565,926	561,790
	$2,143,086	$1,805,971

Management fees from PMT increased $457,000 and $2.0 million in the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase was due primarily to:

•                  Base management fees increased by $1.3 million or 28% and $2.4 million or 27% in the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due to an increase in PMT’s shareholders’ equity upon which its management fee is based.

•                  Performance incentive fees decreased $806,000 and $380,000 in the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013. We began to recognize performance incentive fees as a result of the amendment to our management agreement with PMT effective February 1, 2013, which changed the basis on which profitability is measured for incentive fee purposes. Under the amended agreement, profitability is primarily based on net income for a rolling four-quarter period determined in compliance with U.S. GAAP. Previously, the agreement based profitability on U.S. GAAP net income generally excluding non-cash gains and losses.

Management fees from the Investment Funds increased $112,000 and $233,000 in the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase was due to an increase in the Investment Funds’ net asset values, which increased the investment base on which the management fees are computed.

Carried Interest from Investment Funds decreased $1.0 million and $3.6 million in the quarter and six months ended June 30, 2014, respectively, compared to the same period in 2013. Observed market demand for distressed loans, changes in the value of the loans as they proceed through the resolution process and continuing increases in collateral valuations for the properties underlying the Funds’ loans in the quarter and six months ended June 30, 2013 resulted in valuation gains. This was not repeated in the same magnitude in the quarter and six months ended June 30, 2014.

Other revenues

Net interest expense increased $2.8 million and $3.4 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due to growth in our investments in non-interest earning assets — primarily MSRs which are financed in part with ESS financing. Income from MSRs is included in Net loan servicing fees.

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Dividends	$44	$43	$88	$85
Change in fair value	(147)	(363)	(76)	(318)
	$(103)	$(320)	$12	$(233)

Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,646	$1,579

Change in fair value of investment in and dividends received from PMT increased $217,000 and $245,000, respectively, in the quarter and six months ended June 30, 2014 compared to the same periods in 2013. The increase was primarily due to a smaller decrease in the fair value of our investment in common shares of PMT during the periods ended June 30, 2014 as compared to the periods ended June 30, 2013. During the periods ended June 30, 2014 and 2013, we held 75,000 common shares of PMT.

Expenses

Our compensation expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Salaries and wages	$28,202	$25,231	$54,561	$48,248
Incentive compensation	10,340	11,957	18,294	19,704
Taxes and benefits	4,689	4,185	9,486	8,112
Stock and unit-based compensation	3,740	966	7,516	1,956
	$46,971	$42,339	$89,857	$78,020

Average headcount	1,506	1,246	1,463	1,219
Period end headcount	1,589	1,356

Compensation expense increased $4.6 million and $11.8 million, respectively, in the quarter and six months ended June 30, 2014 compared to the same periods in 2013. The increase in compensation expense was due to the development of and growth in our loan servicing segment as well as stock-based compensation reflecting the amortization of equity awards that we granted to our directors and certain officers and employees of PennyMac.

Loan origination expense decreased $518,000 and $1.6 million, respectively, in the quarter and six months ended June 30, 2014 compared to the same periods in 2013. The decrease was due to decreased loan production in 2014 compared to 2013.

Technology expense increased $1.7 million and $2.9 million, respectively, in the quarter and six months ended June 30, 2014 compared to the same periods in 2013. The increase was due to growth in loan servicing operations and continued investment in loan production infrastructure.

Servicing expense increased $10.1 million and $11.6 million, respectively, in the quarter and six months ended June 30, 2014 compared to the same periods in 2013. The increase was due to growth in our mortgage servicing portfolio and approximately $7 million was due to the initiation of an early buyout (“EBO”) program to purchase defaulted loans out of legacy Ginnie Mae pools.  The purchase of $575 million in UPB of EBOs produced current period expense as accumulated net interest advances are charged to servicing expense when the loans are purchased from the Ginnie Mae pools.  The economic benefit of EBO is reduced servicing costs by purchasing and either selling the defaulted loans or otherwise financing them with debt at interest rates below the Ginnie Mae MBS pass-through rates rather than advancing principal and interest on such defaulted loans at the Ginnie Mae MBS pass-through rate until liquidation.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT.  The expense amounts presented in our income statement are net of these allocations.  Expense amounts allocated to PMT during the periods ended June 30, 2014 and 2013 are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Technology	$1,005	$1,151	$2,057	$1,923
Occupancy	570	633	1,058	1,100
Depreciation and amortization	501	351	990	637
Other	562	840	1,110	1,606
Total expenses	$2,638	$2,975	$5,215	$5,266

The amount of total expenses that we allocated to PMT remained generally consistent in the quarter and six months ended June 30, 2014 compared to the same periods in 2013.

Provision for Income Taxes

For the quarter and six months ended June 30, 2014, our effective tax rates were 11.4% and 11.3%, respectively. For the quarter and six months ended June 30, 2013, our effective tax rates were 4.1% and 1.9%, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Cash and short-term investments	$117,201	$173,221
Mortgage loans held for sale at fair value	1,000,415	531,004
Servicing advances	179,169	154,328
Receivable from affiliates	24,290	21,551
Carried Interest due from Investment Funds	65,133	61,142
Mortgage servicing rights	621,681	483,664
Other assets	174,305	159,565
Total assets	$2,182,194	$1,584,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$940,581	$523,746
Payable to affiliates	320,656	256,834
Other liabilities	199,264	174,691
Total liabilities	1,460,501	955,271
Total stockholders’ equity	721,693	629,204
Total liabilities and stockholders’ equity	$2,182,194	$1,584,475

Total assets increased $597.7 million from $1.6 billion at December 31, 2013 to $2.2 billion at June 30, 2014. The increase was primarily due to an increase of $469.4 million in mortgage loans held for sale at fair value primarily related to the initiation of the EBO program and an increase of $138.0 million in MSRs, resulting from growth in our mortgage banking operations and purchases of MSRs, partially offset by a decrease in cash and short-term investments of $56.0 million as we deployed cash and proceeds from sales of ESS to fund balance sheet growth.

Total liabilities increased by $505.2 million from $955.3 million as of December 31, 2013 to $1.5 billion as of June 30, 2014. The increase was primarily attributable to an increase in mortgage loans sold under agreements to repurchase of $353.7 million and an increase in liabilities relating to the sale of ESS to PMT of $51.5 million.

Cash Flows

Comparison of six-month periods ended June 30, 2014 and 2013

Our cash flows resulted in a net increase in cash of $40.2 million during the six months ended June 30, 2014. Cash used in operating activities totaled $431.4 million during the six months ended June 30, 2014. The cash used in operating activities was primarily due to growth of our portfolio of mortgage loans held for sale as a result of our loan production and EBO purchases of loans exceeded loan sales.

Net cash provided by investing activities was $5.6 million during the six months ended June 30, 2014. The net cash provided by investing activities was primarily due to the sale of a portfolio of MSRs backed by distressed mortgage loans.

Net cash provided by financing activities was $466.0 million during the six months ended June 30, 2014. Cash provided by financing activities was primarily due to sales of loans under agreements to repurchase.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of mortgage loans under agreements to repurchase, ESS financing and a note payable secured by mortgage servicing rights (“MSRs”) and loan servicing advances.

Our repurchase agreements represent the sales of mortgage loans together with agreements for us to buy back the mortgage loans at a later date. During the six months ended June 30, 2014, the average balance outstanding under agreements to repurchase mortgage loans totaled $410.2 million, and the maximum daily amount outstanding under such agreements totaled $873.3 million. During the six months ended June 30, 2013, the average balance outstanding under agreements to repurchase mortgage loans totaled $344.3 million, and the maximum daily amount outstanding under such agreements totaled $623.5 million.

The difference between the maximum and average daily amounts outstanding is due to increases in the sizes and utilization of our existing facilities, all in support of the growth in our mortgage loan production and investment activities.

All of our borrowings discussed above have short-term maturities. The transactions relating to mortgage loans under agreements to repurchase mature between September 8, 2014 and June 29, 2015 and provide for the repurchase from major financial institution counterparties based on the estimated fair value of the mortgage loans sold. Our note payable secured by MSRs and loan servicing advances at fair value has a maturity date of October 31, 2014.

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

With respect to servicing that we perform for PMT, we are also subject to certain covenants under its debt agreements. These covenants are similar to those above.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2014, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of June 30, 2014, we had on-balance sheet contractual obligations of $825.3 million to finance assets under agreements to repurchase under facilities with maturities between July 24, 2014 and June 29, 2015. We also had a contractual obligation of $115.3 million relating to a note payable secured by MSRs and loan servicing advances at fair value and with a maturity date of October 31, 2014. We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust (1)	$1,242,982	$1,242,982	$—	$—	$—
Commitments to fund mortgage loans (1)	511,863	511,863	—	—	—
Commitments to sell mortgage loans (1)	4,617,100	4,617,100	—	—	—
Loans sold under agreements to repurchase	825,267	825,267	—	—	—
Note payable	115,314	115,314	—	—	—
Software licenses (2)	18,824	9,412	9,412	—	—
Office leases	14,520	4,554	7,938	2,028	—
Total	$7,345,870	$7,326,492	$17,350	$2,028	$—

(1)         The contractual obligations relate to our mortgage loan acquisition obligations to affiliates and non-affiliates and our obligation to sell mortgage loans.

(2)         Software licenses include both volume and activity-based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $490,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 451,000 at June 30, 2014. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. Software license fees totaled $3.8 million and $6.8 million, respectively, for the quarter and six months ended June 30, 2014. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2014:

Counterparty	Amount at risk	Weighted-average maturity of advances under repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$117,085	September 3, 2014	October 31, 2014
Bank of America, N.A.	$45,620	September 17, 2014	January 30, 2015
Morgan Stanley	$10,074	August 17, 2014	June 29, 2015
Citibank, N.A.	$—	—	August 7, 2014

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of mortgage loans under agreements to repurchase, and a note payable secured by MSRs and loan servicing advances. The borrower under each of these facilities is PLS, and all obligations thereunder are guaranteed by Private National Mortgage Acceptance Company, LLC.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of June 30, 2014, we were in compliance in all material respects with these covenants.

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

All of PLS’s borrowings discussed above have short-term maturities that expire as follows:

Counterparty (1)	Outstanding Indebtedness (2)	Committed Amount	Maturity Date
	(in thousands)
Bank of America, N.A.	$206,581	$225,000	January 30, 2015
Credit Suisse First Boston Mortgage Capital LLC	$505,132	$800,000	October 31, 2014
Credit Suisse First Boston Mortgage Capital LLC	$115,314	$117,000	October 31, 2014
Morgan Stanley	$113,554	$125,000	June 29, 2015
Citibank, N.A.	$0	$50,000	August 7, 2014

(1)         The borrowings with Bank of America, N.A., Citibank, N.A. and Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $800 million) are in the form of sales of mortgage loans under agreements to repurchase. The borrowing with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $117 million) is in the form of a note payable secured by certain MSRs and loan servicing advances.

(2)         Represents outstanding indebtedness reduced by cash collateral as of June 30, 2014.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of June 30, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$353,265	$336,627	$328,841	$314,233	$307,374	$294,463
Change in fair value:
$	$31,882	$15,244	$7,458	$(7,150)	$(14,009)	$(26,920)
%	9.92%	4.74%	2.32%	-2.22%	-4.36%	-8.38%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$344,637	$332,663	$326,940	$315,985	$310,741	$300,687
Change in fair value:
$	$23,255	$11,280	$5,557	$(5,398)	$(10,642)	$(20,696)
%	7.24%	3.51%	1.73%	-1.68%	-3.31%	-6.44%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$332,820	$327,101	$324,242	$318,523	$315,664	$309,945
Change in fair value:
$	$11,437	$5,719	$2,859	$(2,859)	$(5,719)	$(11,437)
%	3.56%	1.78%	0.89%	-0.89%	-1.78%	-3.56%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of June 30, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$332,078	$319,897	$314,144	$303,253	$298,093	$288,298
Change in fair value:
$	$23,480	$11,298	$5,545	$(5,347)	$(10,506)	$(20,302)
%	7.61%	3.66%	1.80%	-1.73%	-3.40%	-6.58%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$337,985	$322,713	$315,520	$301,937	$295,517	$283,357
Change in fair value:
$	$29,385	$14,113	$6,920	$(6,663)	$(13,082)	$(25,243)
%	9.52%	4.57%	2.24%	-2.16%	-4.24%	-8.18%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$321,964	$315,282	$311,941	$305,258	$301,917	$295,235
Change in fair value:
$	$13,365	$6,682	$3,341	$(3,341)	$(6,682)	$(13,365)
%	4.33%	2.17%	1.08%	-1.08%	-2.17%	-4.33%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS financing accounted for using the fair value method as of June 30, 2014, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$199,426	$194,727	$192,459	$188,079	$185,963	$181,870
Change in fair value:
$	$9,182	$4,483	$2,215	$(2,165)	$(4,281)	$(8,374)
%	4.83%	2.36%	1.16%	-1.14%	-2.25%	-4.40%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$209,090	$199,286	$194,675	$185,983	$181,882	$174,132
Change in fair value:
$	$18,847	$9,043	$4,431	$(4,261)	$(8,361)	$(16,112)
%	9.91%	4.75%	2.33%	-2.24%	-4.40%	-8.47%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 65 to 66 of this Report is incorporated herein by reference.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2014, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of June 30, 2014, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective April 11, 2013, we received a Notice of Election of Exchange under our Exchange Agreement from a unitholder related to the exchange of 100,000 Class A units for an equivalent number of shares of our Class A Common Stock. Effective April 25, 2013, we also received a Notice of Election of Exchange from that same unitholder related to the exchange of 200,000 Class A units for an equivalent number of shares of our Class A Common Stock. In connection with delivering each Notice of Election of Exchange, the unitholder surrendered to us Class A units for cancellation and was issued an equal amount of unregistered shares of Class A Common Stock that qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 13, 2014, the Company, through its wholly-owned subsidiary, PennyMac Loan Services, LLC (“PLS”), entered into a mortgage loan participation and sale agreement, by and among Bank of America, N.A. (“BANA”), PLS and Private National Mortgage Acceptance Company, LLC (“PennyMac”) (the “BANA Participation Agreement”).

Pursuant to the terms of the BANA Participation Agreement, PLS may sell to BANA participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae and are pending securitization. In connection with its sale of any participation certificate, PLS will also assign to BANA a take-out commitment, which evidences PLS’s right to sell to a third party investor the security backed by the mortgage loans underlying the related participation certificate.

The purchase price paid by BANA for each participation certificate is based on the trade price (expressed as a percentage) of the security multiplied by its principal amount, plus an amount of interest expected to accrue on the security to its anticipated delivery date, minus a present value adjustment and any related hedging costs. At the time of its purchase of a participation certificate, BANA retains a holdback amount that is based on a percentage of the purchase price and is not required to be paid to PLS until the settlement of the security and its delivery to BANA.

The BANA Participation Agreement requires PLS to maintain various covenants that are customary for this type of transaction, as well as financial covenants that include the following:  (i) an adjusted tangible net worth of at least $200 million; (ii) a ratio of total liabilities to adjusted tangible net worth not to exceed 10:1; (iii) liquidity of not less than $20 million; and (iv) quarterly net income of not less than $1.00.

The BANA Participation Agreement also contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, servicer termination events, material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of all amounts due under the BANA Participation Agreement and indemnity by PLS, as well as the ability of BANA to possess the mortgage loans and retain any holdback amounts.

The Company, through PLS, is required to pay BANA fees for the structuring of the BANA Participation Agreement, as well as certain other administrative costs and expenses.  The BANA Participation Agreement is effective until January 30, 2015, and the obligations of PLS are fully guaranteed by PennyMac.

The foregoing description of the BANA Participation Agreement and the related guaranty by PennyMac do not purport to be complete and are qualified in their entirety by reference to the full text of the BANA Participation Agreement and the related guaranty, which have been filed with this Quarterly Report on Form 10-Q as Exhibits 10.72 and 10.73, respectively.

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

10.21	Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

10.22

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

10.24

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

10.28

Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.29

Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

Exhibit Number	Exhibit Description
10.30

Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC dated as of December 30, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A as filed with the SEC on March 21, 2014).

10.31	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.32

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

10.37

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
10.44

Amendment No. 5 to Master Repurchase Agreement, dated as of March 28, 2013, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.45

Amendment No. 6 to Master Repurchase Agreement, dated as of January 31, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 6, 2014).

10.46

Amendment No. 7 to Master Repurchase Agreement, dated as of March 27, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.44 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.47

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

10.49

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

10.52

Amendment Number Five to the Master Repurchase Agreement, dated February 5, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.50 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.53

Amendment Number Six to the Master Repurchase Agreement, dated February 25, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.51 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.54	Amendment Number Seven to the Master Repurchase Agreement, dated July 24, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A.

10.55	Amendment Number Eight to the Master Repurchase Agreement, dated August 7, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A.

10.56

Second Amended and Restated Loan Security Agreement, dated as of March 27, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.57

Amendment No. 1 to Second Amended and Restated Loan Security Agreement, dated as of December 12, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.58

Amendment No. 2 to Second Amended and Restated Loan Security Agreement, dated as of March 22, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.59

Amendment No. 3 to Second Amended and Restated Loan Security Agreement, dated as of December 30, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2014).

Exhibit Number	Exhibit Description
10.60

Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant’s Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

10.61

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 5, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.62

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.63

Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of March 13, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.59 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.64

Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 5, 2014).

10.65

Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC

10.66

Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of June 3, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC

10.67

Master Repurchase Agreement, dated as of July 2, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.68

Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.69

Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.63 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.70	Amendment Number Three to the Master Repurchase Agreement, dated as of June 30, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.

10.71

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.72

Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 13, 2014, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A.

10.73	Amended and Restated Guaranty, dated as of August 13, 2014, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the quarters ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: August 14, 2014	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board of Directors and Chief Executive Officer

Dated: August 14, 2014	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer