Form 10-Q
period 2014-09-30
PENNYMAC FINANCIAL SERVICES, INC.
filed 2014-11-14
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2014
Class A Common Stock, $0.0001 par value	21,538,012
Class B Common Stock, $0.0001 par value	58

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Cash	$77,251	$30,639
Short-term investments at fair value	36,335	142,582
Mortgage loans held for sale at fair value (includes $1,087,425 and $512,350 pledged to secure mortgage loans sold under agreements to repurchase; and $146,798 and $— pledged to secure mortgage loan participation and sale agreement)	1,259,991	531,004
Derivative assets	28,400	21,540
Net servicing advances (includes $5,564 pledged to secure note payable at December 31, 2013)	195,246	154,328
Carried Interest due from Investment Funds	67,035	61,142
Investment in PennyMac Mortgage Investment Trust at fair value	1,607	1,722
Mortgage servicing rights (includes $319,149 and $224,913 mortgage servicing rights at fair value; $350,758 and $258,241 pledged to secure note payable; and $286,020 and $138,723 pledged to secure excess servicing spread financing)	677,413	483,664
Furniture, fixtures, equipment and building improvements, net	11,574	9,837
Capitalized software, net	580	764
Receivable from Investment Funds	2,702	2,915
Receivable from PennyMac Mortgage Investment Trust	21,420	18,636
Deferred tax asset	52,820	63,117
Loans eligible for repurchase	58,145	46,663
Other	48,108	15,922
Total assets	$2,538,627	$1,584,475
LIABILITIES
Mortgage loans sold under agreements to repurchase	$929,747	$471,592
Mortgage loan participation and sale agreement	142,383	—
Note payable	154,948	52,154
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	187,368	138,723
Derivative liabilities	4,440	2,462
Accounts payable and accrued expenses	62,712	46,387
Mortgage servicing liabilities at fair value	4,091	—
Payable to Investment Funds	35,874	36,937
Payable to PennyMac Mortgage Investment Trust	104,783	81,174
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	75,925	71,056
Liability for loans eligible for repurchase	58,145	46,663
Liability for losses under representations and warranties	11,762	8,123
Total liabilities	1,772,178	955,271

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 21,525,644 and 20,812,777 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; 58 shares issued and outstanding	—	—
Additional paid-in capital	161,309	153,000
Retained earnings	42,479	14,400
Total stockholders’ equity attributable to PennyMac Financial Services, Inc. common stockholders	203,790	167,402
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	562,659	461,802
Total stockholders’ equity	766,449	629,204
Total liabilities and stockholders’ equity	$2,538,627	$1,584,475

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenue
Net gains (losses) on mortgage loans held for sale at fair value:
From non-affiliates	$50,276	$26,035	$128,942	$109,146
Mortgage servicing rights and excess servicing spread financing recapture payable to PennyMac Mortgage Investment Trust	(2,143)	(86)	(6,567)	(586)
	48,133	25,949	122,375	108,560
Loan origination fees	11,823	6,280	29,048	18,260
Fulfillment fees from PennyMac Mortgage Investment Trust	15,497	18,327	36,832	68,625
Net loan servicing fees:
Loan servicing fees
From non-affiliates	44,647	14,596	124,061	35,397
From PennyMac Mortgage Investment Trust	12,325	10,738	41,096	27,251
From Investment Funds	1,116	1,451	6,754	5,525
Ancillary and other fees	6,620	2,777	16,609	7,700
	64,708	29,562	188,520	75,873
Amortization, impairment and change in fair value of mortgage servicing rights:
Related to servicing for non-affiliates	(20,339)	(8,134)	(58,271)	(16,334)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	9,539	(29)	24,392	(29)
	(10,800)	(8,163)	(33,879)	(16,363)
Net loan servicing fees	53,908	21,399	154,641	59,510
Management fees:
From PennyMac Mortgage Investment Trust	9,623	8,539	26,609	23,486
From Investment Funds	1,756	2,001	5,877	5,889
	11,379	10,540	32,486	29,375
Carried Interest from Investment Funds	1,902	2,812	5,893	10,411
Net interest (expense) income:
Interest income	8,975	5,093	19,337	11,310
Interest expense:
Payable to non-affiliates	8,136	4,156	17,253	11,686
Payable to PennyMac Mortgage Investment Trust	3,577	—	9,578	—
	11,713	4,156	26,831	11,686
Net interest (expense) income	(2,738)	937	(7,494)	(376)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	8	165	20	(68)
Other	713	785	2,751	1,842
Total net revenue	140,625	87,194	376,552	296,139
Expenses
Compensation	48,375	35,830	138,232	113,850
Servicing	13,914	1,931	28,698	5,072
Technology	4,350	2,587	10,914	6,203
Professional services	3,290	2,831	8,150	7,901
Loan origination	2,537	2,802	5,952	7,825
Other	5,467	6,296	14,806	14,849
Total expenses	77,933	52,277	206,752	155,700
Income before provision for income taxes	62,692	34,917	169,800	140,439
Provision for income taxes	7,232	3,493	19,385	5,531
Net income	55,460	31,424	150,415	134,908
Less: Net income attributable to noncontrolling interest	44,971	26,227	122,336	126,918
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$10,489	$5,197	$28,079	$7,990

Earnings per share
Basic	$0.49	$0.29	$1.33	$0.50
Diluted	$0.49	$0.28	$1.32	$0.50
Weighted-average common shares outstanding
Basic	21,432	17,958	21,149	16,042
Diluted	75,949	75,876	75,918	75,867

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

		PennyMac Financial Services, Inc. Stockholders						Noncontrolling interest in
	Members’	Number of Shares		Common stock		Additional	Retained	Private National Mortgage
	equity	Class A	Class B	Class A	Class B	paid-in capital	earnings	Acceptance Company, LLC	Total equity
	(in thousands)
Balance at December 31, 2012	$261,750	—	—	$—	$—	$—	$—	$—	$261,750
Net income	76,834								76,834
Unit-based compensation expense	238	—	—	—	—	—	—	—	238
Distributions	(19,623)	—	—	—	—	—	—	—	(19,623)
Partner capital issuance costs	(3,745)	—	—	—	—	—	—	—	(3,745)
Exchange of existing partner units to Class A units of Private National Mortgage Acceptance Company, LLC	(315,454)	—	—	—	—	—	—	315,454	—
Balance post-reorganization	—	—	—	—	—	—	—	315,454	315,454
Net income	—	—	—	—	—	—	7,990	50,084	58,074
Stock and unit-based compensation	—	—	—	—	—	891	—	1,265	2,156
Distributions	—	—	—	—	—	—	—	(3,395)	(3,395)
Issuance of common shares in initial public offering, net of issuance costs	—	12,778	—	1	—	229,999	—	—	230,000
Underwriting and offering costs	—	—	—	—	—	(13,290)	—	(196)	(13,486)
Initial recognition of noncontrolling interest	—	—	—	—	—	(127,160)	—	127,160	—
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	6,110	—	1	—	44,886	—	(44,887)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	—	—	—	—	1,158	—	—	1,158
Balance at September 30, 2013	—	18,888	—	2	—	136,484	7,990	445,485	589,961

Balance at December 31, 2013	$—	20,813	—	$2	$—	$153,000	$14,400	$461,802	$629,204
Net income	—	—	—	—	—	—	28,079	122,336	150,415
Stock and unit-based compensation	—	32	—	—	—	2,086	—	5,393	7,479
Distributions	—	—	—	—	—	—	—	(20,300)	(20,300)
Issuance of common stock in settlement of directors’ fees	—	9	—	—	—	147	—	—	147
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	672	—	—	—	6,572	—	(6,572)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	—	—	—	—	(496)	—	—	(496)
Balance at September 30, 2014	$—	21,526	—	$2	—	$161,309	$42,479	$562,659	$766,449

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2014	2013
	(in thousands)
Cash flow from operating activities
Net income	$150,415	$134,908
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(122,375)	(108,560)
Accrual of servicing rebate to Investment Funds	681	535
Amortization, impairment and change in fair value of mortgage servicing rights	33,879	16,363
Carried Interest from Investment Funds	(5,893)	(10,411)
Accrual of interest on excess servicing spread financing	9,578	—
Amortization of debt issuance costs and commitment fees relating to financing facilities	4,217	3,714
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	115	196
Change in fair value of real estate acquired in settlement of loans	—	22
Stock and unit-based compensation expense	7,479	2,394
Depreciation and amortization	972	594
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(11,947,251)	(12,429,698)
Purchase of mortgage loans from Ginnie Mae securities for modification and subsequent sale	(897,381)	—
Originations of mortgage loans held for sale, net	(1,261,747)	(895,405)
Sale and principal payments of mortgage loans held for sale	13,362,317	13,198,471
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	4,955	12,339
Repurchase of loans subject to representations and warranties	(1,757)	—
Repurchase of real estate acquired in settlement of loans subject to representations and warranties	—	(309)
Sale of real estate acquired in settlement of loans subject to representations and warranties	—	287
Increase in servicing advances	(46,331)	(12,192)
(Increase) decrease in receivable from Investment Funds	(468)	596
Increase in receivable from PennyMac Mortgage Investment Trust	(781)	(1,790)
Increase in other assets	(38,806)	(5,007)
Decrease in deferred tax asset	14,670	—
Increase in accounts payable and accrued expenses	16,359	17,060
Decrease in payable to Investment Funds	(1,063)	(371)
Increase in payable to PennyMac Mortgage Investment Trust	23,136	8,158
Net cash used in operating activities	(695,080)	(68,106)

Cash flow from investing activities
Decrease (increase) in short-term investments	106,247	(74,323)
Purchase of mortgage servicing rights	(113,348)	(5,124)
Sale of mortgage servicing rights	10,916	550
Settlements of derivative financial instruments used for hedging	3,048	—
Purchase of furniture, fixtures, equipment and building improvements	(4,006)	(4,719)
Acquisition of capitalized software	(56)	(242)
(Increase) decrease in margin deposits and restricted cash	(1,620)	5,349
Net cash provided by (used in) investing activities	1,181	(78,509)

Cash flow from financing activities
Sale of loans under agreements to repurchase	12,500,064	12,225,201
Repurchase of loans sold under agreements to repurchase	(12,041,909)	(12,230,851)
Sale of mortgage loan participation certificates	180,062	—
Repayment of mortgage loan participation certificates	(37,679)	—
Increase in note payable	102,794	3,762
Issuance of excess servicing spread financing to PennyMac Mortgage Investment Trust	82,646	2,828
Repayment of excess servicing spread financing to PennyMac Mortgage Investment Trust	(25,280)	—
Issuance of common stock	—	230,000
Payment of common stock underwriting and offering costs	—	(13,486)
Payment by noncontrolling interest of common stock issuance costs	—	(3,745)
Distributions to Private National Mortgage Acceptance Company, LLC partners	(20,187)	(23,019)
Net cash provided by financing activities	740,511	190,690
Net increase in cash	46,612	44,075
Cash at beginning of period	30,639	12,323
Cash at end of period	$77,251	$56,398

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage loan production (including correspondent production and consumer-direct lending) and mortgage loan servicing. PennyMac’s investment management activities and a portion of its loan servicing activities are conducted on behalf of investment vehicles that invest in residential mortgage loans and related assets. PennyMac’s primary wholly owned subsidiaries are:

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

Tax Receivable Agreement

As part of the IPO, PFSI entered into an Exchange Agreement with PennyMac’s existing unitholders whereby the existing unitholders may exchange their PennyMac units for PFSI stock. PennyMac has made an election pursuant to Section 754 of the Internal Revenue Code which remains in effect. As a result of this election an exchange under the Exchange Agreement results in a special adjustment for PFSI that may increase PFSI’s tax basis of certain assets of PennyMac that otherwise would not have been available. These increases in tax basis may reduce the amount of income tax that PFSI would otherwise be required to pay in the future. These increases in tax basis may also decrease tax gains (or increase tax losses) on future dispositions of certain assets to the extent a portion of the increased tax basis is allocated to those assets.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“Codification”) for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2014.

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees charged to these entities (generally comprised of management fees, loan servicing fees, Carried Interest and fulfillment fees) totaled 33% and 50% of total net revenues for the quarters ended September 30, 2014 and 2013, respectively, and 35% and 47% for the nine months ended September 30, 2014 and 2013, respectively.

Note 3—Transactions with Affiliates

Transactions with PMT

Following is a summary of mortgage lending activity between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fulfillment fee revenue	$15,497	$18,327	$36,832	$68,625
Unpaid principal balance of loans fulfilled for PennyMac Mortgage Investment Trust	$3,677,613	$3,681,771	$8,588,955	$12,792,482

Sourcing fees paid	$1,384	$1,204	$3,401	$3,563
Fair value of loans purchased from PennyMac Mortgage Investment Trust	$4,861,392	$4,147,535	$11,947,251	$12,429,698
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	$2,970	$7,059	$4,955	$12,339
MSR recapture recognized	$—	$86	$9	$586

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Loan servicing fees relating to PMT’s:
Mortgage loans acquired for sale at fair value:
Base and supplemental	$28	$62	$74	$231
Activity-based	35	77	112	260
	63	139	186	491
Distressed mortgage loans:
Base and supplemental	4,679	4,166	14,620	11,737
Activity-based	4,076	3,414	16,208	7,739
	8,755	7,580	30,828	19,476
MSRs:
Base and supplemental	3,459	2,911	9,930	7,037
Activity-based	48	108	152	247
	3,507	3,019	10,082	7,284
	$12,325	$10,738	$41,096	$27,251

Following is a summary of the management fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Management fees:
Base	$6,033	$5,104	$17,392	$14,043
Performance incentive	3,590	3,435	9,217	9,443
	$9,623	$8,539	$26,609	$23,486

In the event of termination by PMT, the Company may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by the Company, in each case during the 24-month period before termination.

Following is a summary of financing and mortgage loan sourcing activity between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Issuance of excess servicing spread	$9,253	$2,828	$82,646	$2,828
Change in fair value of excess servicing spread financing	$9,539	$(29)	$24,392	$(29)
Interest expense from excess servicing spread financing	$3,577	$—	$9,578	$—
Excess servicing spread recapture recognized	$2,143	$—	$6,558	$—

Other Transactions

In connection with the IPO of PMT’s common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse PennyMac for the $2.9 million payment that it made to the underwriters in such offering (the “Conditional Reimbursement”) if PMT satisfied certain performance measures over a specified period of time. Effective February 1, 2013, the parties amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12 month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company received payments from PMT totaling $256,000 and $292,000, respectively, during the quarter and nine months ended September 30, 2014.

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

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$2,912	$2,552	$8,181	$8,359
Expenses incurred on PMT’s behalf	122	1,934	671	3,767
	$3,034	$4,486	$8,852	$12,126
Payments and settlements during the year (1)	$31,621	$29,315	$72,975	$94,606

(1)         Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from PMT are summarized below:

	September 30, 2014	December 31, 2013
	(in thousands)
Management fees	$9,623	$8,924
Servicing fees	6,942	5,915
Allocated expenses	3,360	2,009
Underwriting fees	1,495	1,788
	$21,420	$18,636

The Company also holds an investment in PMT in the form of 75,000 common shares of beneficial interest as of September 30, 2014 and December 31, 2013. The common shares of beneficial interest had fair values of $1.6 million and $1.7 million as of September 30, 2014 and December 31, 2013, respectively.

Of the $104.8 million and $81.2 million payable to PMT, $100.5 million and $75.2 million represent deposits made by PMT to fund servicing advances made by the Company on PMT’s behalf as of September 30, 2014 and December 31, 2013, respectively.

Investment Funds

Amounts due from the Investment Funds are summarized below:

	September 30, 2014	December 31, 2013
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$40,845	$37,702
PNMAC Mortgage Opportunity Fund Investors, LLC	26,190	23,440
	$67,035	$61,142

Receivable from Investment Funds:
Management fees	$1,755	$2,031
Loan servicing fees	545	727
Expense reimbursements	220	21
Loan servicing rebate	182	136
	$2,702	$2,915

Amounts due to the Investment Funds totaling $35.9 million and $36.9 million represent amounts advanced by the Investment Funds to fund servicing advances made by the Company as of September 30, 2014 and December 31, 2013, respectively.

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

As discussed in Note 1, Organization and Basis of Presentation, the Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by PFSI to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $75.9 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement and it has not made any payments under such agreement as of September 30, 2014.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$10,489	$5,197	$28,079	$7,990
Weighted-average shares of common stock outstanding	21,432	17,958	21,149	16,042
Basic earnings per share of common stock	$0.49	$0.29	$1.33	$0.50

Diluted earnings per share of common stock:
Net income	$10,489	$5,197	$28,079	$7,990
Effect of net income attributable to noncontrolling interest, net of income taxes	26,620	15,685	72,374	29,595
Diluted net income attributable to common stockholders	$37,109	$20,882	$100,453	$37,585
Weighted-average shares of common stock outstanding	21,432	17,958	21,149	16,042
Dilutive shares:
PennyMac Class A units exchangeable to common stock	53,492	56,524	53,569	58,440
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	975	1,364	1,155	1,364
Shares issuable under stock-based compensation plans	50	30	45	21
Diluted weighted-average shares of common stock outstanding	75,949	75,876	75,918	75,867
Diluted earnings per share of common stock	$0.49	$0.28	$1.32	$0.50

Note 5—Loan Sales and Servicing Activities

The Company purchases and sells mortgage loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans (primarily the obligation to service the loans on behalf of the loans’ owners or owners’ agents):

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cash flows:
Sales proceeds	$5,345,227	$4,515,106	$13,367,272	$13,210,810
Servicing fees received	$30,609	$16,403	$78,075	$38,104
Net servicing advances (recoveries)	$6,520	$(717)	$2,182	$(4,375)
Period end information:
Unpaid principal balance of loans outstanding at end of period	$33,297,161	$22,776,613
Delinquencies:
30-89 days	$662,863	$380,070
90 days or more or in foreclosure or bankruptcy	$168,503	$247,269

The Company’s mortgage servicing portfolio is summarized as follows:

	September 30, 2014
	Servicing rights owned	Contract servicing and subservicing	Total loans serviced
	(in thousands)
Investor:
Non affiliated entities	$60,865,411	$—	$60,865,411
Affiliated entities	—	38,000,767	38,000,767
Mortgage loans held for sale	1,217,599	—	1,217,599
	$62,083,010	$38,000,767	$100,083,777
Amount subserviced for the Company	$643,612	$279	$643,891
Delinquent mortgage loans:
30 days	$1,224,346	$265,802	$1,490,148
60 days	475,806	124,884	600,690
90 days or more	1,257,724	1,033,379	2,291,103
	2,957,876	1,424,065	4,381,941
Loans pending foreclosure	335,121	1,526,415	1,861,536
	$3,292,997	$2,950,480	$6,243,477
Custodial funds managed by the Company (1)	$1,325,037	$476,909	$1,801,946

	December 31, 2013
	Servicing rights owned	Contract servicing and subservicing	Total loans serviced
	(in thousands)
Investor:
Non affiliated entities	$44,969,026	$—	$44,969,026
Affiliated entities	—	31,632,718	31,632,718
Private investors	969,794	89,361	1,059,155
Mortgage loans held for sale	506,540	—	506,540
	$46,445,360	$31,722,079	$78,167,439
Amount subserviced for the Company	$156,347	$582,610	$738,957
Delinquent mortgage loans:
30 days	$1,304,054	$263,518	$1,567,572
60 days	346,912	112,275	459,187
90 days or more	605,555	1,416,498	2,022,053
	2,256,521	1,792,291	4,048,812
Loans pending foreclosure	168,776	1,792,128	1,960,904
	$2,425,297	$3,584,419	$6,009,716
Custodial funds managed by the Company (1)	$568,161	$246,587	$814,748

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

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by the total unpaid principal balance (“UPB”):

State	September 30, 2014	December 31, 2013
	(in thousands)
California	$33,373,669	$30,320,616
Texas	6,299,566	4,470,123
Virginia	5,831,547	3,769,683
Florida	4,998,805	3,416,274
Washington	3,658,408	2,760,900
All other states	45,921,782	33,429,843
	$100,083,777	$78,167,439

Certain of the loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Loans are subserviced for the Company on a transitional basis for loans where the Company has obtained the rights to service the loans but servicing of the loans has not yet transferred to the Company’s servicing system.

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk for the interest rate lock commitments (“IRLCs”) it makes to purchase or originate mortgage loans at specified interest rates, its inventory of mortgage loans held for sale and mortgage servicing rights (“MSRs”). The Company has elected to present net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a master netting arrangements that are legally enforceable on all counterparties in the event of default. The derivatives that are not subject to a master netting arrangement are IRLCs.

Following are summaries of derivative assets and related netting amounts.

Offsetting of Derivative Assets

	September 30, 2014			December 31, 2013
	Gross amount of recognized assets	Gross amount offset in the balance sheet	Net amount of assets in the balance sheet	Gross amount of recognized assets	Gross amount offset in the balance sheet	Net amount of assets in the balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$625	$—	$625	$665	$—	$665
MBS call options	227	—	227	91	—	91
Forward purchase contracts	5,686	—	5,686	416	—	416
Forward sale contracts	1,273	—	1,273	18,762	—	18,762
Put options on Eurodollar futures	1,713	—	1,713	—	—	—
Call options on Eurodollar futures	1,050	—	1,050	—	—	—
Netting	—	(5,865)	(5,865)	—	(7,358)	(7,358)
	10,574	(5,865)	4,709	19,934	(7,358)	12,576
Derivatives not subject to master netting arrangements - IRLCs	23,691	—	23,691	8,964	—	8,964
	$34,265	$(5,865)	$28,400	$28,898	$(7,358)	$21,540

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	September 30, 2014				December 31, 2013
		Gross amount not offset in the consolidated balance sheet				Gross amount not offset in the consolidated balance sheet
	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$23,691	$—	$—	$23,691	$8,964	$—	$—	$8,964
RJ O’Brien	2,313	—	—	2,313	—			—
Bank of America, N.A.	721	—	—	721	1,680			1,680
Jefferies & Co.	626	—	—	626	627			627
Multi-Bank	207	—	—	207	—	—	—	—
Morgan Stanley Bank, N.A.	169	—	—	169	1,704	—	—	1,704
Credit Suisse First Boston Mortgage Capital LLC	—	—	—	—	2,149	—	—	2,149
Daiwa Capital Markets Inc.	—	—	—	—	1,190	—	—	1,190
Others	673	—	—	673	5,226	—	—	5,226
	$28,400	$—	$—	$28,400	$21,540	$—	$—	$21,540

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The mortgage loans sold under agreements to repurchase do not qualify for netting.

	September 30, 2014			December 31, 2013
	Gross amount of recognized liabilities	Gross amount offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet	Gross amount of recognized liabilities	Gross amount offset in the consolidated balance sheet	Net amount of liabilities in the consolidated balance sheet
	(in thousands)
Derivatives subject to a master netting arrangement:
Forward purchase contracts	$645	$—	$645	$6,542	$—	$6,542
Forward sale contracts	9,655	—	9,655	504	—	504
Netting	—	(6,915)	(6,915)	—	(6,787)	(6,787)
	10,300	(6,915)	3,385	7,046	(6,787)	259
Derivatives not subject to a master netting arrangement - IRLCs	1,055	—	1,055	2,203	—	2,203
Total derivatives	11,355	(6,915)	4,440	9,249	(6,787)	2,462
Mortgage loans sold under agreements to repurchase	929,747	—	929,747	471,592	—	471,592
	$941,102	$(6,915)	$934,187	$480,841	$(6,787)	$474,054

Derivative Liabilities, Financial Liabilities, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and mortgage loans sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that does not qualify under the accounting guidance for netting. All assets sold under agreements to repurchase are secured by sufficient collateral or have fair value that exceeds the liability amount recorded on the consolidated balance sheets.

	September 30, 2014				December 31, 2013
	Net amount of	Gross amount not offset in the consolidated balance sheet			Net amount of	Gross amount not offset in the consolidated balance sheet
	liabilities in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	liabilities in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$1,055	$—	$—	$1,055	$2,203	$—	$—	$2,203
Credit Suisse First Boston Mortgage Capital LLC	564,182	(562,999)	—	1,183	198,888	(198,888)	—	—
Bank of America, N.A.	224,169	(224,169)	—	—	234,511	(234,511)	—	—
Morgan Stanley Bank, N.A.	142,579	(142,579)	—	—	38,193	(38,193)	—	—
Deutsche Bank	308	—	—	308	—	—	—	—
Daiwa Capital Markets Inc.	237	—	—	237	—	—	—	—
Bank of NY Mellon	236	—	—	236	—	—	—	—
Fannie Capital Markets	210	—	—	210	—	—	—	—
Bank of Oklahoma	210	—	—	210	—	—	—	—
Others	1,001	—	—	1,001	259	—	—	259
	$934,187	$(929,747)	$—	$4,440	$474,054	$(471,592)	$—	$2,462

Note 7—Fair Value

The Company’s consolidated financial statements include assets and liabilities that are measured based on their fair values. The application of fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its fair value as discussed in the following paragraphs.

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

Management’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at mainly moderating the effects of changes in interest rates on the assets’ fair values. At times during the quarter and nine months ended September 30, 2014 and the quarter ended September 30, 2013, derivatives were used to hedge the fair value changes of the MSRs.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$36,335	$—	$—	$36,335
Mortgage loans held for sale at fair value	—	973,935	286,056	1,259,991
Derivative assets:
Interest rate lock commitments	—	—	23,691	23,691
MBS put options	—	625	—	625
MBS call options	—	227	—	227
Forward purchase contracts	—	5,686	—	5,686
Forward sales contracts	—	1,273	—	1,273
Put options on Eurodollar futures	—	1,713	—	1,713
Call options on Eurodollar futures	—	1,050	—	1,050
Total derivative assets before netting	—	10,574	23,691	34,265
Netting (1)	—	—	—	(5,865)
Total derivative assets	—	10,574	23,691	28,400
Investment in PennyMac Mortgage Investment Trust	1,607	—	—	1,607
Mortgage servicing rights at fair value	—	—	319,149	319,149
	$37,942	$984,509	$628,896	$1,645,482
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$187,368	$187,368
Derivative liabilities:
Interest rate lock commitments	—	—	1,055	1,055
Forward purchase contracts	—	645	—	645
Forward sales contracts	—	9,655	—	9,655
Total derivative liabilities before netting	—	10,300	1,055	11,355
Netting (1)	—	—	—	(6,915)
Total derivative liabilities	—	10,300	1,055	4,440
Mortgage servicing liabilities	—	—	4,091	4,091
	$—	$10,300	$192,514	$195,899

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

As shown above, certain of the Company’s mortgage loans held for sale, IRLCs, MSRs at fair value, and ESS financing at fair value are measured using Level 3 inputs. Following is a roll forward of these items for the quarters and nine-month periods ended September 30, 2014 and 2013 where Level 3 significant inputs were used on a recurring basis:

	Quarter ended September 30, 2014
	Mortgage loans held for sale	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, June 30, 2014	$254,656	$29,750	$308,599	$593,005
Purchases	217,498	—	15,704	233,202
Sales	(74,817)	—	—	(74,817)
Repayments	(10,659)	—	—	(10,659)
Interest rate lock commitments issued, net	—	30,727	—	30,727
Mortgage servicing rights resulting from mortgage loan sales	—	—	6,381	6,381
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	1,797	2,289	(11,535)	(7,449)
	1,797	2,289	(11,535)	(7,449)
Transfers to Level 2 mortgage loans held for sale (2)	(102,419)	—	—	(102,419)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(40,130)	—	(40,130)
Balance, September 30, 2014	$286,056	$22,636	$319,149	$627,841
Changes in fair value recognized during the period relating to assets still held at September 30, 2014	$1,797	$22,636	$(11,535)

(1)  For the purpose of this table, the IRLC asset and liability positions are shown net.

(2)  Mortgage loans held for sale transferred from Level 3 to Level 2 as a result of the mortgage loan becoming salable into active mortgage markets pursuant to a loan modification or borrower reperformance.

	Quarter ended September 30, 2014
	Excess servicing spread financing	Mortgage servicing liabilities	Total
	(in thousands)
Liabilities:
Balance, June 30, 2014	$190,244	$5,821	$196,065
Proceeds received from excess servicing spread financing	9,253	—	9,253
ESS issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,619	—	2,619
Accrual of interest	3,577	—	3,577
Repayments	(8,786)	—	(8,786)
Changes in fair value included in income	(9,539)	(1,730)	(11,269)
Balance, September 30, 2014	$187,368	$4,091	$191,459
Changes in fair value recognized during the period relating to liabilities still held at September 30, 2014	$(9,539)	$(1,730)

	Quarter ended September 30, 2013
	Mortgage loans held for sale	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, June 30, 2013	$4,525	$(16,210)	$23,070	$11,385
Purchases	—	—	1,116	1,116
Repayments	(436)	—	—	(436)
Interest rate lock commitments issued, net	—	23,788	—	23,788
Mortgage servicing rights resulting from mortgage loan sales	—	—	4,157	4,157
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	96	10,585	(1,575)	9,106
	96	10,585	(1,575)	9,106
Transfers of interest rate lock commitments to mortgage loans held for sale	—	3,395	—	3,395
Balance, September 30, 2013	$4,185	$21,558	$26,768	$52,511
Changes in fair value recognized during the period relating to assets still held at September 30, 2013	$16	$21,558	$(1,575)

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Excess servicing spread financing
(in thousands)
Liability:
Balance, June 30, 2013	$—
Proceeds received from excess servicing spread financing	2,828
Changes in fair value included in income	29
Repayments	—
Balance, September 30, 2013	$2,857
Changes in fair value recognized during the period relating to liability still held at September 30, 2013	$29

	Nine months ended September 30, 2014
	Mortgage loans held for sale	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$3,933	$6,761	$224,913	$235,607
Purchases	897,381	—	113,348	1,010,729
Sales	(435,437)	—	(10,916)	(446,353)
Repayments	(16,778)	—	—	(16,778)
Interest rate lock commitments issued, net	—	113,559	—	113,559
Mortgage servicing rights resulting from mortgage loan sales	—	—	20,647	20,647
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	(84)	21,768	(28,843)	(7,159)
	(84)	21,768	(28,843)	(7,159)
Transfers to Level 2 mortgage loans held for sale (2)	(162,959)	—	—	(162,959)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(119,452)	—	(119,452)
Balance, September 30, 2014	$286,056	$22,636	$319,149	$627,841
Changes in fair value recognized during the period relating to assets still held at September 30, 2014	$(84)	$22,636	$(28,878)

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

(2)  Mortgage loans held for sale transferred from Level 3 to Level 2 as a result of the mortgage loan becoming salable into active mortgage markets pursuant to a loan modification or borrower reperformance.

	Nine months ended September 30, 2014
	Excess servicing spread financing	Mortgage servicing liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2013	$138,723	$—	$138,723
Proceeds received from excess servicing spread financing	82,646	—	82,646
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	6,093	—	6,093
Accrual of interest on excess servicing spread financing	9,578	—	9,578
Repayments	(25,280)	—	(25,280)
Changes in fair value included in income	(24,392)	4,091	(20,301)
Balance, September 30, 2014	$187,368	$4,091	$191,459
Changes in fair value recognized during the period relating to liabilities still held at September 30, 2014	$(24,393)	$4,091

	Nine months ended September 30, 2013
	Mortgage loans held for sale	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$—	$23,940	$19,798	$43,738
Purchases	—	—	5,124	5,124
Repurchases of mortgage loans subject to representations and warranties	5,529	—	—	5,529
Sales	—	—	(550)	(550)
Repayments	(1,059)	—	—	(1,059)
Interest rate lock commitments issued, net	—	78,722	—	78,722
Mortgage servicing rights resulting from mortgage loan sales	—	—	4,177	4,177
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	(285)	(15,289)	(1,781)	(17,355)
	(285)	(15,289)	(1,781)	(17,355)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(65,815)	—	(65,815)
Balance, September 30, 2013	$4,185	$21,558	$26,768	$52,511
Changes in fair value recognized during the period relating to assets still held at September 30, 2013	$(344)	$21,558	$(1,781)

(1)  For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Excess servicing spread financing
(in thousands)
Liability:
Balance, December 31, 2012	$—
Proceeds received from excess servicing spread financing	2,828
Repayments	—
Changes in fair value included in income	29
Balance, September 30, 2013	$2,857
Changes in fair value recognized during the period relating to liability still held at September 30, 2013	$29

The Company had no transfers in or out among the levels other than transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans.

Net gains (losses) from changes in fair values included in earnings for financial statement items carried at fair value as a result of management’s election of the fair value option are summarized below:

	Quarter ended September 30,
	2014			2013
	Net gains on mortgage loans held for sale at fair value	Net servicing fees	Total	Net gains on mortgage loans held for sale at fair value	Net servicing fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$63,076	$—	$63,076	$(6,060)	$—	$(6,060)
Mortgage servicing rights at fair value	—	(11,535)	(11,535)	—	(1,575)	(1,575)
	$63,076	$(11,535)	$51,541	$(6,060)	$(1,575)	$(7,635)
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$9,539	$9,539	$—	$(29)	$(29)
Mortgage servicing liabilities	—	1,730	1,730	—	—	—
	$—	$11,269	$11,269	$—	$(29)	$(29)

	Nine months ended September 30,
	2014			2013
	Net gains on mortgage loans held for sale at fair value	Net servicing fees	Total	Net gains on mortgage loans held for sale at fair value	Net servicing fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$180,971	$—	$180,971	$12,428	$—	$12,428
Mortgage servicing rights at fair value	—	(34,255)	(34,255)	—	(1,781)	(1,781)
	$180,971	$(34,255)	$146,716	$12,428	$(1,781)	$10,647
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$24,392	$24,392	$—	$(29)	$(29)
Mortgage servicing liabilities	—	(4,091)	(4,091)	—	—	—
	$—	$20,301	$20,301	$—	$(29)	$(29)

Following are the fair value and related principal amounts due upon maturity of assets and liabilities accounted for under the fair value option:

	September 30, 2014
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$987,985	$935,173	$52,812
90 days or more delinquent:
Not in foreclosure	188,908	190,910	(2,002)
In foreclosure	83,098	83,313	(215)
	$1,259,991	$1,209,396	$50,595

	December 31, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$524,665	$504,705	$19,960
90 days or more delinquent:
Not in foreclosure	5,567	5,479	88
In foreclosure	772	660	112
	$531,004	$510,844	$20,160

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at fair value on a nonrecurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$240,403	$240,403
	$—	$—	$240,403	$240,403

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$136,690	$136,690
	$—	$—	$136,690	$136,690

The following table summarizes the total gains (losses) on assets measured at fair values on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(925)	$(1,164)	$(5,132)	$(521)
	$(925)	$(1,164)	$(5,132)	$(521)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as its Mortgage loans sold under agreements to repurchase, Note payable, Carried Interest due from Investment Funds, and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

Cash is measured using a “Level 1” input. The Company’s borrowings carried at amortized cost do not have observable inputs and the fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of September 30, 2014 and December 31, 2013 due to the lack of observable inputs to estimate the fair value.

Management has concluded that the carrying value of the Carried Interest due from Investment Funds approximates its fair value as the balance represents the amount distributable to the Company at the balance sheet date assuming liquidation of the Investment Funds. Management has concluded that the fair value of the Note payable approximates the agreements’ carrying value due to the agreement’s short term and variable interest rate. The Company has classified these financial instruments as “Level 3” financial statement items due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair value.

The Company also carries the receivables from and payables to the Advised Entities at cost. Management has concluded that the fair value of such balances approximates the carrying value due to the short terms of such balances.

Valuation Techniques and Assumptions

Most of the Company’s financial assets and its ESS liability are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs and ESS are “Level 3” financial statement items which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” financial statement items, management has assigned the estimating of fair value of these assets to specialized staff and subjects the valuation process to significant executive management oversight. The Company’s Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring the Company’s investment portfolios and maintenance of its valuation policies and procedures, estimates the fair values of “Level 3” financial instruments and MSRs.

The FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes PFSI’s chief executive, financial, operating, credit and asset/liability management officers.

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

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value financial statement items:

Mortgage Loans Held for Sale

A substantial portion of the Company’s mortgage loans held for sale at fair value are salable into active markets and are therefore categorized as “Level 2” fair value financial statement items and their fair values are determined using their quoted market or contracted price or market price equivalent.

The Company may purchase certain delinquent government guaranteed or insured mortgage loans from Ginnie Mae guaranteed pools in its servicing portfolio. The Company’s right to purchase such loans arises as the result of the borrower’s failure to make payments for three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. To the extent such loans (“early buyout loans”) have not become salable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the loan’s terms, the Company measures such loans using “Level 3” inputs. Certain of the Company’s mortgage loans may become non salable into active markets due to identification of a defect by the Company or to the repurchase of a mortgage loan with an identified defect. Because such mortgage loans are generally not salable into active mortgage markets, they are classified as “Level 3” financial statement items.

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

Following is a quantitative summary of key “Level 3” inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	September 30, 2014	December 31, 2013
Discount rate
Range	2.2% - 7.8%	7.8% - 13.4%
Weighted average	2.3%	8.9%
Twelve-month projected housing price index change
Range	0.2% - 8.2%	4.5% - 4.7%
Weighted average	4.5%	4.6%
Prepayment/resale speed (1)
Range	7.6% - 14.8%	1.6% - 5.1%
Weighted average	14.7%	4.4%
Total prepayment speed (2)
Range	7.6% - 36.8%	2.9% - 5.2%
Weighted average	35.2%	4.7%

(1)  Prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	September 30, 2014	December 31, 2013
Pull-through rate
Range	61.2% - 99.0%	62.1% - 98.1%
Weighted average	79.7%	81.7%
Mortgage servicing rights value expressed as:
Servicing fee multiple
Range	1.7 - 5.0	2.0 - 5.0
Weighted average	3.8	3.7
Percentage of unpaid principal balance
Range	0.4% - 2.5%	0.4% - 2.4%
Weighted average	1.2%	0.9%

The remaining derivative financial instruments held or issued by the Company are categorized as “Level 2” financial statement items. The Company estimates the fair value of commitments to sell and purchase loans based on quoted MBS prices. The Company estimates the fair value of MBS options based on observed interest rate volatilities in the MBS market. Changes in fair value of IRLCs and related hedging derivatives are included in Net gains on mortgage loans held for sale at fair value in the consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSRs include prepayment rates of the underlying loans, the applicable discount rate or pricing spread, and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSRs are included in Net servicing fees—Amortization, impairment and change in estimated fair value of mortgage servicing rights in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended September 30,
	2014		2013
	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and unpaid princiapl balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$6,381	$54,819	$4,157	$55,981
Unpaid principal balance of underlying mortgage loans	$515,866	$4,498,619	$315,869	$4,120,962
Weighted-average servicing fee rate (in basis points)	34	31	31	30
Inputs:
Pricing spread (1)
Range	8.0% - 15.4%	7.5% - 15.2%	7.4% - 13.1%	5.4% - 15.9%
Weighted average	11.6%	10.9%	9.9%	8.2%
Annual total prepayment speed (2)
Range	7.6% - 42.3%	7.6% - 47.8%	8.8% - 17.2%	8.5% - 14.7%
Weighted average	9.7%	8.3%	9.2%	8.8%
Life (in years)
Range	1.6 – 7.3	1.4 – 7.3	3.6 – 7.0	2.9 – 6.9
Weighted average	6.7	7.1	6.9	6.7
Per-loan annual cost of servicing
Range	$54 – $93	$54 – $93	$68 – $120	$68 – $120
Weighted average	$83	$85	$101	$104

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offering Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)         Prepayment speed is measured using Life Total CPR.

	Nine months ended September 30,
	2014		2013
	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$20,647	$127,727	$4,177	$150,175
Unpaid principal balance of underlying mortgage loans	$1,627,529	$10,672,629	$318,066	$12,350,104
Weighted-average servicing fee rate (in basis points)	33	31	31	29
Inputs:
Pricing spread (1)
Range	8.0% - 16.2%	6.8% - 15.2%	7.4% - 13.1%	5.4% - 15.9%
Weighted average	11.4%	10.8%	9.9%	8.2%
Annual total prepayment speed (2)
Range	7.6% - 42.3%	7.6% - 47.8%	8.8% - 17.2%	8.5% - 18.5%
Weighted average	9.0%	8.2%	9.2%	8.8%
Life (in years)
Range	1.6 – 7.5	1.4 – 7.5	3.6 – 7.0	2.9 – 6.9
Weighted average	7.0	7.1	6.9	6.7
Per-loan annual cost of servicing
Range	$53 – $100	$53 – $100	$68 – $120	$68 – $120
Weighted average	$89	$90	$101	$102

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

Purchased MSRs Backed by Distressed Mortgage Loans

During the quarter ended June 30, 2014, the Company sold a portfolio of purchased MSRs backed by distressed mortgage loans to a non-affiliated entity. Following are the key inputs used in determining the fair value of such MSRs as of December 31, 2013:

	December 31, 2013
	Fair value	Amortized cost
	(Carrying value, unpaid principal balance of underlying mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$10,129	—
Unpaid principal balance of underlying mortgage loans	$969,794	—
Weighted-average note interest rate	5.80%	—
Weighted-average servicing fee rate (in basis points)	50	—
Inputs:
Discount rate
Range	15.3% – 15.3%	—
Weighted average	15.3%	—
Effect on fair value of:
5% adverse change	$(251)	—
10% adverse change	$(490)	—
20% adverse change	$(937)	—
Life (in years)
Range	5.0 - 5.0	—
Weighted average	5.0
Prepayment speed (1)
Range	11.4% – 11.4%	—
Weighted average	11.4%	—
Effect on fair value of:
5% adverse change	$(231)	—
10% adverse change	$(456)	—
20% adverse change	$(898)	—
Per-loan annual cost of servicing
Range	$218 – $218	—
Weighted average	$218	—
Effect on fair value of:
5% adverse change	$(197)	—
10% adverse change	$(393)	—
20% adverse change	$(787)	—

(1)              Prepayment speed is measured using Life Voluntary CPR.

All Other MSRs

	September 30, 2014		December 31, 2013
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value, unpaid principal balance of underlying mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$319,149	$358,264	$214,784	$258,751
Unpaid principal balance of underlying mortgage loans	$30,200,789	$30,664,622	$22,469,179	$22,499,847
Weighted-average note interest rate	4.27%	3.80%	4.48%	3.65%
Weighted-average servicing fee rate (in basis points)	31	29	32	29
Inputs:
Pricing spread (1)
Range	2.9% – 20.1%	6.3% – 15.4%	2.9% – 18.0%	6.3% – 14.5%
Weighted average	9.0%	10.0%	7.5%	8.7%
Effect on fair value of:
5% adverse change	$(5,523)	$(8,137)	$(3,551)	$(5,312)
10% adverse change	$(10,850)	$(15,943)	$(6,900)	$(10,395)
20% adverse change	$(20,961)	$(30,637)	$(13,305)	$(20,039)
Average life (in years)
Range	0.4 – 8.2	1.5 – 7.3	0.1 – 14.4	1.5 – 7.3
Weighted average	5.9	6.8	6.2	7.0
Prepayment speed (2)
Range	7.6% – 57.6%	7.6% – 45.2%	7.8% – 50.8%	7.6% – 42.5%
Weighted average	10.7%	8.4%	9.7%	8.0%
Effect on fair value of:
5% adverse change	$(6,911)	$(6,313)	$(4,622)	$(4,615)
10% adverse change	$(13,564)	$(12,441)	$(9,073)	$(9,097)
20% adverse change	$(26,151)	$(24,173)	$(17,500)	$(17,684)
Per-loan annual cost of servicing
Range	$62 – $115	$62 – $79	$68 – $115	$68 – $100
Weighted average	$81	$78	$87	$99
Effect on fair value of:
5% adverse change	$(3,041)	$(2,706)	$(2,817)	$(2,609)
10% adverse change	$(6,082)	$(5,411)	$(5,633)	$(5,217)
20% adverse change	$(12,165)	$(10,822)	$(11,266)	$(10,434)

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

Excess Servicing Spread Financing at Fair Value

The Company categorizes ESS financing as a “Level 3” financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS financing. The key inputs used in the estimation of ESS financing include pricing spread and prepayment speed. Significant changes to any of those inputs in isolation could result in a significant change in the ESS financing fair value measurement. Changes in these key assumptions are not necessarily directly related.

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the loans underlying the ESS, thereby increasing ESS financing’s fair value and the liability owed to PMT. Increases in the fair value of ESS financing increase Amortization, impairment and change in estimated fair value of mortgage servicing rights.

Interest expense for ESS financing is accrued using the interest method based upon the expected cash flows from the ESS through the expected life of the underlying mortgage loans. Other changes in fair value are recorded in Amortization, impairment and change in estimated fair value of mortgage servicing rights.

Following are the key inputs used in determining the fair value of ESS financing:

Key inputs	September 30, 2014	December 31, 2013
Unpaid principal balance of underlying loans (in thousands)	$27,702,102	$20,512,659
Average servicing fee rate (in basis points)	31	32
Average excess servicing spread (in basis points)	16	16
Pricing spread (1)
Range	1.7% - 11.8%	2.8% - 14.4%
Weighted average	5.0%	5.4%
Average life (in years)
Range	0.4 - 7.3	0.9 - 8.0
Weighted average	5.8	6.1
Annualized prepayment speed (2)
Range	7.6% - 72.4%	7.7% - 48.6%
Weighted average	10.8%	9.7%

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)         Prepayment speed is measured using Life Total CPR.

Note 8—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Government-insured or guaranteed	$895,952	$482,066
Conventional conforming	76,119	45,005
Jumbo	1,864	—
Mortgage loans purchased from Ginnie Mae pools serviced by the Company	282,572	—
Mortgage loans repurchased pursuant to representations and warranties	3,484	3,933
	$1,259,991	$531,004
Fair value of mortgage loans pledged to secure mortgage loans sold under agreements to repurchase	$1,087,425	$512,350
Fair value of mortgage loans pledged to secure mortgage loan participation and sale agreement	$146,798	$—

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in market interest rates. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of mortgage loans held for sale and MSRs.

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2014			December 31, 2013
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	1,740,376	$23,691	$1,055	971,783	$8,964	$2,203
Forward purchase contracts	2,804,597	5,686	645	1,418,527	416	6,542
Forward sales contracts	4,299,329	1,273	9,655	2,659,000	18,762	504
MBS put options	430,000	625	—	185,000	665	—
MBS call options	50,000	227	—	105,000	91	—
Put options on Eurodollar futures	795,000	1,713	—		—	—
Call options on Eurodollar futures	450,000	1,050	—		—	—
Total derivatives before netting		34,265	11,355		28,898	9,249
Netting		(5,865)	(6,915)		(7,358)	(6,787)
		$28,400	$4,440		$21,540	$2,462

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended September 30, 2014
Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Forward purchase contracts	2,789,277	12,668,171	(12,652,851)	2,804,597
Forward sales contracts	4,617,100	17,409,056	(17,726,827)	4,299,329
MBS put options	225,000	505,000	(300,000)	430,000
MBS call options	95,000	50,000	(95,000)	50,000
Put options on Eurodollar futures	377,500	1,320,000	(902,500)	795,000
Call options on Eurodollar futures	170,000	675,000	(395,000)	450,000
Treasury future purchase contracts	—	65,600	(65,600)	—
Treasury future sale contracts	—	78,200	(78,200)	—
Call options on futures	—	35,000	(35,000)	—

	Quarter ended September 30, 2013
Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Forward purchase contracts	2,071,590	13,386,366	(13,877,522)	1,580,434
Forward sales contracts	4,226,940	18,727,428	(19,867,479)	3,086,889
MBS put options	260,000	50,000	(310,000)	—
MBS call options	625,000	300,000	(925,000)	—

	Nine months ended September 30, 2014
Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Forward purchase contracts	1,418,527	30,178,842	(28,792,772)	2,804,597
Forward sales contracts	2,659,000	43,791,245	(42,150,916)	4,299,329
MBS put options	185,000	1,145,000	(900,000)	430,000
MBS call options	105,000	590,000	(645,000)	50,000
Put options on Eurodollar futures	—	2,022,500	(1,227,500)	795,000
Call options on Eurodollar futures	—	1,055,000	(605,000)	450,000
Treasury future purchase contracts	—	143,900	(143,900)	—
Treasury future sale contracts	—	165,600	(165,600)	—
Call options on futures	—	35,000	(35,000)	—

	Nine months ended September 30, 2013
Period/Instrument	Balance beginning of period	Additions	Dispositions/ expirations	Balance end of period
	(in thousands)
Forward purchase contracts	1,021,981	35,012,198	(34,453,745)	1,580,434
Forward sales contracts	2,621,948	51,199,986	(50,735,045)	3,086,889
MBS put options	500,000	2,210,000	(2,710,000)	—
MBS call options	—	2,100,000	(2,100,000)	—

The Company recorded net losses on derivative financial instruments used to hedge IRLCs and mortgage loans held for sale at fair value totaling $5.2 million and $64.0 million for the quarter and nine months ended September 30, 2014, respectively. The Company recorded net losses on derivative financial instruments totaling $4.6 million and net gains on derivative financial instruments totaling $101.9 million for the quarter and nine months ended September 30, 2013, respectively. Derivative gains and losses used to hedge IRLCs and mortgage loans held for sale at fair value are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

The Company recorded net losses on derivatives used to hedge fair value changes of MSRs totaling $897,000 and net gains on derivatives used to hedge fair value changes of MSRs totaling $8.3 million for the quarter and nine months ended September 30, 2014, respectively. The Company did not record any net gains or losses on derivatives used to hedge fair value changes of MSRs for the quarter ended September 30, 2013. The Company recorded net losses on derivatives used to hedge fair value changes of MSRs totaling $1.3 million for the nine months ended September 30, 2013. Gains and losses on derivative financial instruments used to hedge fair value changes of MSRs are included in Amortization, impairment and change in estimated fair value of mortgage servicing rights in the Company’s consolidated statements of income.

Note 10—Mortgage Servicing Assets and Liabilities

MSRs Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$308,599	$23,070	$224,913	$19,798
Additions:
Purchases	15,704	1,116	113,348	5,124
Mortgage servicing rights resulting from mortgage loan sales	6,381	4,157	20,647	4,177
	22,085	5,273	133,995	9,301
Sales	—	—	(10,916)	(550)
Change in fair value due to:
Changes in valuation inputs or assumptions used in valuation model (1)	(544)	(635)	(989)	1,233
Other changes in fair value (2)	(10,991)	(940)	(27,854)	(3,014)
Total change in fair value	(11,535)	(1,575)	(28,843)	(1,781)
Balance at end of period	$319,149	$26,768	$319,149	$26,768

(1)   Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)   Represents changes due to realization of cash flows.

MSRs Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Amortized cost:
Balance at beginning of period	$321,911	$179,003	$263,373	$92,155
Mortgage servicing rights resulting from mortgage loan sales	54,819	55,981	127,727	150,175
Amortization	(8,712)	(5,367)	(23,082)	(12,713)
Application of valuation allowance to write down mortgage servicing rights with other-than- temporary impairment	—	—	—	—
Balance at end of period	368,018	229,617	368,018	229,617

Valuation allowance:
Balance at beginning of period	(8,829)	(2,335)	(4,622)	(2,978)
Additions	(925)	(1,192)	(5,132)	(549)
Application of valuation allowance to write down mortgage servicing rights with other-than- temporary impairment	—	—	—	—
Balance at end of period	(9,754)	(3,527)	(9,754)	(3,527)
Mortgage servicing rights, net	$358,264	$226,090	$358,264	$226,090
Fair value of mortgage servicing rights at end of period	$368,270	$239,326

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This projection was developed using the assumptions made by management in its September 30, 2014 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve-month period ending September 30,	amortization
(in thousands)
2015	$34,263
2016	34,574
2017	33,591
2018	31,574
2019	28,848
Thereafter	205,168
$368,018

Servicing fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees are recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the consolidated statements of income and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Contractual servicing fees	$44,647	$14,596	$124,061	$35,397
Ancillary and other fees
Late charges	1,171	527	3,021	1,336
Other	361	140	785	374
	$46,179	$15,263	$127,867	$37,107

Mortgage Servicing Liability Carried at Fair Value:

The activity in mortgage servicing liability carried at fair value is summarized below:

	Quarter ended	Nine months ended
	September 30, 2014
	(in thousands)
Amortized cost:
Balance at beginning of period	$5,821	$—
Additions	—	—
Change in fair value	(1,730)	4,091
Balance at end of period	$4,091	$4,091

(1)         Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes in interest rates.

(2)         Represents changes due to realization of cash flows.

Note 11—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$65,133	$55,322	$61,142	$47,723
Carried Interest recognized during the period	1,902	2,812	5,893	10,411
Proceeds received during the period	—	—	—	—
Balance at end of period	$67,035	$58,134	$67,035	$58,134

The amount of the Carried Interest that will be received by the Company depends on the Investment Funds’ future performance. As a result, the amount of Carried Interest recorded by the Company at period end is subject to adjustment based on future results of the Investment Funds and may be reduced in future periods. However, the Company is not required to pay guaranteed returns to the Investment Funds and the amount of any reduction to Carried Interest will be limited to the extent of amounts previously recognized.

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

Note 12—Investment in PennyMac Mortgage Investment Trust at Fair Value

Following is a summary of Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Dividends	$46	$43	$135	$128
Change in fair value	(38)	122	(115)	(196)
	$8	$165	$20	$(68)

Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,607	$1,701

Note 13—Borrowings

As of September 30, 2014, the Company maintained six borrowing facilities: four facilities that provide funding for sales of mortgage loans under agreements to repurchase; one facility that provides for sales of mortgage loan participation certificates; and one note payable secured by MSRs and servicing advances made relating to certain loans in the Company’s loan servicing portfolio.

Mortgage Loans Sold Under Agreement to Repurchase

The borrowing facilities secured by mortgage loans held for sale are in the form of loan sale and repurchase agreements. Eligible loans are sold at advance rates based on the loan type. Interest is charged at a rate based on the buyer’s overnight cost of funds rate for one agreement and on LIBOR for the other three agreements. Loans financed under these agreements may be re-pledged by the lenders.

Financial data pertaining to mortgage loans sold under agreements to repurchase are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Period end:
Balance	$929,747	$387,883
Unused amount (1)	$570,253	$612,117
Weighted average interest rate	1.73%	1.82%
Fair value of mortgage loans securing agreements to repurchase	$1,087,425	$522,031
During the period:
Average balance of mortgage loans sold under agreements to repurchase	$691,730	$373,386	$505,072	$354,125
Weighted average interest rate (2)	1.83%	1.89%	1.82%	2.02%
Total interest expense	$4,495	$2,920	$10,506	$8,251
Maximum daily amount outstanding	$1,010,146	$588,494	$1,010,146	$623,523

(1)         The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the mortgage loans sold.

(2)         Excludes the effect of amortization of commitment fees totaling $1.3 million and $1.1 million for the quarters ended September 30, 2014 and 2013, respectively, and $3.5 million and $2.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2014	Balance
(in thousands)
Within 30 days	$6,479
Over 30 to 90 days	922,683
Over 90 days	585
$929,747
Weighted average maturity (in months)	1.8

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of September 30, 2014:

Counterparty	Amount at risk	Weighted average maturity of advances under repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$105,334	—	October 31, 2014
Bank of America, N.A.	$41,811	December 21, 2014	January 30, 2015
Morgan Stanley	$11,080	November 19, 2014	June 29, 2015
Citibank, N.A.	$—	—	September 7, 2015

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. The Company had $1.5 million on deposit with its mortgage loan repurchase agreement counterparties at September 30, 2014 and December 31, 2013. Such amounts are included in Other assets on the consolidated balance sheets.

Mortgage Loan Participation and Sale Agreement

The mortgage loan participation and sale agreement is summarized below:

	September 30, 2014	December 31, 2013
	(in thousands)
Mortgage loan participation and sale agreement secured by mortgage loans	$142,383	$—
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$146,798	$—

One of the borrowing facilities secured by mortgage loans held for sale is in the form of a mortgage loan participation and sale agreement. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to the lender pending the securitization and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

The purchase price paid by the lender for each participation certificate is based on the trade price of the security, plus an amount of interest expected to accrue on the security to its anticipated delivery date, minus a present value adjustment, any related hedging costs and a holdback amount that is based on a percentage of the purchase price and is not required to be paid to the Company until the settlement of the security and its delivery to the lender.

Note Payable

The note payable is summarized below:

	September 30, 2014	December 31, 2013
	(in thousands)
Note payable secured by:
Mortgage servicing rights	$154,948	$48,302
Servicing advances	—	3,852
	$154,948	$52,154
Assets pledged to secure note payable:
Mortgage servicing rights	$350,758	$258,241
Servicing advances	$—	$5,564

The note payable matured on October 31, 2014. Interest is charged at a rate based on the lender’s overnight cost of funds. The note payable is secured by servicing advances and MSRs relating to certain loans in the Company’s servicing portfolio, and currently provides for advance rates ranging from 50% to 85% of the amount of the servicing advances or the carrying value of the MSR pledged.

The borrowing facilities contain various covenants, including financial covenants governing the Company’s net worth, debt to equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these requirements as of September 30, 2014.

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

Following is a summary of ESS:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$190,244	$—	$138,723	$—
Proceeds received from excess servicing spread financing	9,253	2,828	82,646	2,828
ESS issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,619	—	6,093	—
Accrual of interest expense	3,577	—	9,578	—
Repayments	(8,786)	—	(25,280)	—
Change in fair value	(9,539)	29	(24,392)	29
Balance at end of period	$187,368	$2,857	$187,368	$2,857

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of activity in the Company’s liability for representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$10,178	$6,185	$8,123	$3,504
Provision for losses on loans sold	1,584	1,069	3,639	3,766
Incurred losses	—	(39)	—	(55)
Balance at end of period	$11,762	$7,215	$11,762	$7,215
Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$33,660,189	$20,428,213

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
During the period:
Losses charged to liability for representations and warranties	$—	$39	$—	$55
Unpaid principal balance of mortgage loans repurchased	$1,003	$1,973	$2,715	$6,840
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$447	$357	$1,673	$1,410
Unpaid principal balance of mortgage loans indemnified by PFSI	$713	$—	$1,263	$77
Period end:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$11,603	$1,249
Unpaid principal balance of mortgage loans indemnified by PFSI	$1,263	$77
Unpaid principal balance of mortgage loans subject to representations and warranties	$33,660,189	$20,428,213

Note 15—Stockholders’ Equity

During the quarter and nine months ended September 30, 2014, respectively, PennyMac unitholders exchanged 192,527 and 671,736 Class A units for PFSI Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 72.6% at December 31, 2013 to 71.7% at September 30, 2014.

During the quarter and nine months ended September 30, 2013, PennyMac unitholders exchanged 6,110,000 Class A units for PFSI Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 83.2% at the date of the IPO to 75.1% at September 30, 2013.

Note 16—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cash (loss) gain:
Sales proceeds	$3,965	$(93,725)	$21,499	$(148,866)
Hedging activities	(12,437)	88,789	(48,242)	128,670
	(8,472)	(4,936)	(26,743)	(20,196)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	61,200	60,138	148,374	154,352
Mortgage servicing rights and excess servicing spread financing recapture payable to PennyMac Mortgage Investment Trust	(2,143)	(86)	(6,567)	(586)
Provision for losses relating to representations and warranties on loans sold	(1,584)	(1,069)	(3,639)	(3,766)
Change in fair value relating to loans and hedging derivatives held at period end:
Interest rate lock commitments	(7,114)	37,768	15,875	(2,382)
Mortgage loans	(976)	27,509	10,870	7,876
Hedging derivatives	7,222	(93,375)	(15,795)	(26,738)
	$48,133	$25,949	$122,375	$108,560

Note 17—Net Interest (Expense) Income

Net interest (expense) income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Interest income:
Short-term investment	$511	$432	$1,037	$635
Mortgage loans held for sale at fair value	8,464	4,661	18,300	10,675
	8,975	5,093	19,337	11,310
Interest expense:
Mortgage loans sold under agreements to repurchase	4,495	2,920	10,506	8,251
Mortgage loan participation and sale agreement	39	—	39	—
Note payable	1,239	681	2,759	2,326
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	3,577	—	9,578	—
Other	2,363	555	3,949	1,109
	11,713	4,156	26,831	11,686
	$(2,738)	$937	$(7,494)	$(376)

Note 18—Stock-based Compensation

The Company’s 2013 Equity Incentive Plan provides for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of September 30, 2014, the Company has 16.5 million units available for future awards. The Company estimates the cost of the stock options, time-based restricted stock units and performance-based restricted stock units awarded with reference to the fair value of PFSI’s common stock on the date of the award. Compensation costs are fixed, except for the performance-based restricted stock units, at the grant’s estimated fair value on the grant date as all grantees are employees of PennyMac or directors of the Company. Expense relating to awards is included in Compensation in the consolidated statements of income.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	$1,353	$593	$3,915	$791
Performance-based RSUs	61	464	1,935	746
Time-based RSUs	499	330	1,372	395
	$1,913	$1,387	$7,222	$1,932

Following is a summary of equity awards:

	Quarter ended September 30, 2014
	Stock options	Performance- based RSUs	Time-based RSUs
	(in thousands)
June 30, 2014	1,024	1,100	196
Granted	16	180	12
Vested	—	—	—
Expired or canceled	(6)	(9)	(3)
September 30, 2014	1,034	1,271	205

	Quarter ended September 30, 2013
	Stock options	Performance- based RSUs	Time-based RSUs
	(in thousands)
June 30, 2013	424	500	72
Granted		—	27
Vested	—	—	—
Expired or canceled	(1)	(1)	(1)
September 30, 2013	423	499	98

	Nine months ended September 30, 2014
	Stock options	Performance- based RSUs	Time-based RSUs
	(in thousands)
December 31, 2013	422	496	100
Granted	769	794	144
Vested	(138)	—	(31)
Expired or canceled	(19)	(19)	(8)
September 30, 2014	1,034	1,271	205

	Nine months ended September 30, 2013
	Stock options	Performance- based RSUs	Time-based RSUs
	(in thousands)
December 31, 2012	—	—	—
Granted	424	500	99
Vested	—	—	—
Expired or canceled	(1)	(1)	(1)
September 30, 2013	423	499	98

Note 19—Income Taxes

For the quarter and nine months ended September 30, 2014, the Company’s effective tax rates were 11.5% and 11.4%, respectively. For the quarter and nine months ended September 30, 2013, the Company’s effective tax rates were 9.9% and 4.0%, respectively. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s shares, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase PFSI’s effective income tax rate.

Note 20—Supplemental Cash Flow Information

	Nine months ended September 30,
	2014	2013
	(in thousands)
Cash paid for interest	$25,724	$11,110
Cash paid for income taxes	$4,715	$7
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$148,374	$154,352
Non-cash financing activity:
Transfer of excess servicing spread pursuant to recapture agreement with PennyMac Mortgage Investment Trust	$6,093	$—
Issuance of common stock in settlement of director fees	$147	$—

Note 21—Regulatory Net Worth and Agency Capital Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital requirements, the calculations of which are specified by each Agency, are summarized below:

	Agency Capital
	September 30, 2014		December 31, 2013
Agency—company subject to requirement	Balance (1)	Requirement	Balance (1)	Requirement
	(in thousands)
Fannie Mae—PLS	$542,020	$90,616	$409,552	$83,148
Freddie Mac—PLS	$542,196	$3,378	$409,860	$3,001
Ginnie Mae:
Issuer—PLS	$488,804	$106,780	$388,125	$102,619
Issuer’s parent—PennyMac	$712,107	$128,136	$598,198	$112,881
HUD—PLS	$488,804	$2,500	$388,125	$2,500

(1)         Calculated in compliance with the respective Agency’s requirements.

Noncompliance with the respective Agencies’ capital requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. PennyMac and PLS had Agency capital in excess of the respective Agencies’ requirements at September 30, 2014.

Note 22—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of September 30, 2014, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments

September 30, 2014
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$1,020,175
Commitments to fund mortgage loans	720,201
$1,740,376
Commitments to sell mortgage loans	$4,299,329

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

As a result of the new reporting provided to the chief operating decision maker, management has concluded that its mortgage banking operations should be disclosed as two segments: loan production and loan servicing. Accordingly, the following segment disclosure includes three segments: loan production, loan servicing and investment management. Prior period segment disclosures have been restated to conform segment disclosures for the quarter and nine months ended September 30, 2013 to those for the quarter and nine months ended September 30, 2014.

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

Financial highlights by segment are as follows:

	Quarter ended September 30, 2014
	Mortgage banking			Investment
	Production	Servicing	Total	management	Total
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$41,308	$6,825	$48,133	$—	$48,133
Loan origination fees	11,823	—	11,823	—	11,823
Fulfillment fees from PennyMac Mortgage Investment Trust	15,497	—	15,497	—	15,497
Net servicing fees	—	53,908	53,908	—	53,908
Management fees	—	—	—	11,379	11,379
Carried Interest from Investment Funds	—	—	—	1,902	1,902
Net interest income (expense):
Interest income	5,759	3,216	8,975	—	8,975
Interest expense	3,251	8,462	11,713	—	11,713
	2,508	(5,246)	(2,738)	—	(2,738)
Other	478	230	708	13	721
Total net revenue	71,614	55,717	127,331	13,294	140,625
Expenses	32,535	38,286	70,821	7,112	77,933
Income before provision for income taxes	$39,079	$17,431	$56,510	$6,182	$62,692
Segment assets at period end (1)	$1,366,644	$1,003,742	$2,370,386	$110,791	$2,481,177

(1)  Amount excludes parent Company assets, which consist primarily of deferred tax assets of $52.8 million.

	Quarter ended September 30, 2013
	Mortgage banking			Investment
	Production	Servicing	Total	management	Total
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$25,949	$—	$25,949	$—	$25,949
Loan origination fees	6,280	—	6,280	—	6,280
Fulfillment fees from PennyMac Mortgage Investment Trust	18,327	—	18,327	—	18,327
Net servicing fees	—	21,399	21,399	—	21,399
Management fees	—	—	—	10,540	10,540
Carried Interest from Investment Funds	—	—	—	2,812	2,812
Net interest income (expense):
Interest income	5,089	—	5,089	4	5,093
Interest expense	2,921	1,235	4,156	—	4,156
	2,168	(1,235)	933	4	937
Other	278	58	336	614	950
Total net revenue	53,002	20,222	73,224	13,970	87,194
Expenses	31,956	15,416	47,372	4,905	52,277
Income before provision for income taxes	$21,046	$4,806	$25,852	$9,065	$34,917
Segment assets at period end (1)	$685,202	$394,124	$1,079,326	$119,953	$1,199,279

(1)  Amount excludes parent Company assets, which consist primarily of deferred tax assets of $54.5 million.

	Nine months ended September 30, 2014
	Mortgage banking			Investment
	Production	Servicing	Total	management	Total
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$113,947	$8,428	$122,375	$—	$122,375
Loan origination fees	29,048	—	29,048	—	29,048
Fulfillment fees from PennyMac Mortgage Investment Trust	36,832	—	36,832	—	36,832
Net servicing fees	—	154,641	154,641	—	154,641
Management fees	—	—	—	32,486	32,486
Carried Interest from Investment Funds	—	—	—	5,893	5,893
Net interest income (expense):
Interest income	15,562	3,770	19,332	5	19,337
Interest expense	8,652	18,179	26,831	—	26,831
	6,910	(14,409)	(7,499)	5	(7,494)
Other	1,504	1,014	2,518	253	2,771
Total net revenue	188,241	149,674	337,915	38,637	376,552
Expenses	90,447	95,171	185,618	21,134	206,752
Income before provision for income taxes	$97,794	$54,503	$152,297	$17,503	$169,800
Segment assets at period end (1)	$1,366,644	$1,003,742	$2,370,386	$110,791	$2,481,177

(1)  Amount excludes parent Company assets, which consist primarily of deferred tax assets of $52.8 million.

	Nine months ended September 30, 2013
	Mortgage banking			Investment
	Production	Servicing	Total	management	Total
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$108,560	$—	$108,560	$—	$108,560
Loan origination fees	18,260	—	18,260	—	18,260
Fulfillment fees from PennyMac Mortgage Investment Trust	68,625	—	68,625	—	68,625
Net servicing fees	—	59,510	59,510	—	59,510
Management fees	—	—	—	29,375	29,375
Carried Interest from Investment Funds	—	—	—	10,411	10,411
Net interest income (expense):
Interest income	11,296	—	11,296	14	11,310
Interest expense	8,491	3,195	11,686	—	11,686
	2,805	(3,195)	(390)	14	(376)
Other	686	177	863	911	1,774
Total net revenue	198,936	56,492	255,428	40,711	296,139
Expenses	95,701	45,243	140,944	14,756	155,700
Income before provision for income taxes	$103,235	$11,249	$114,484	$25,955	$140,439
Segment assets at period end (1)	$685,202	$394,124	$1,079,326	$119,953	$1,199,279

(1)  Amount excludes parent Company assets, which consist primarily of deferred tax assets of $54.5 million.

Note 24—Recently Issued Accounting Pronouncements

In January 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-04, Receivables: Troubled Debt Restructuring by Creditors Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure (“ASU 2014-04”) to the Troubled Debt Restructuring subtopic of the Receivables topic of the Codification.

ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate collateralizing a mortgage loan and the mortgage loan derecognized in the receivable and recognized as real estate property. ASU 2014-04 specifies that an in substance repossession occurs when either the creditor has obtained the legal title to the property after a foreclosure or the borrower has transferred all interest in the property to the creditor through a deed in lieu of foreclosure or similar legal agreement so that at that time the asset should be reclassified from mortgage loans at fair value to real estate acquired in settlement of loans.

ASU 2014-04 also provides that a disclosure of the amount of real estate acquired in settlement of loans and the recorded investment in mortgage loans at fair value that are in the process of foreclosure must be included in both interim and annual financial statements.

ASU 2014-04 is effective for all year-end and interim periods beginning after December 15, 2014. The adoption of ASU 2014-04 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to the Revenue from Contracts with Customers topic of the Codification. ASU 2014-09 was issued to standardize revenue recognition between public and private companies as well as across industries in an effort to more closely align GAAP revenue recognition with international standards to provide a more comparable revenue number for the users of the financial statements.

ASU 2014-09 specifies that for all contracts, revenue should be recognized when or as the entity satisfies a performance obligation. Revenue is recognized either over a period or at one point in time in accordance with how the control of the service or good is transferred.

ASU 2014-09 is effective for all year-end and interim periods beginning after December 15, 2016 and early application is not permitted. The Company is evaluating the effect of adopting ASU 2014-09 to its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”) to the Transfers and Servicing topic of the Codification. The amendments in ASU 2014-11 require two accounting changes. First, the amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.

ASU 2014-11 requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. ASU 2014-11 also specifies certain disclosure requirements for those transactions outstanding at the reporting date and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions, the transferor is required to make certain disclosures by type of transaction.

ASU 2014-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-11 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2014, The FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) to the Going Concern subtopic of the Presentation of Financial Statements topic of the Codification. ASU 2014-15 requires that when management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

ASU 2014-15 requires that if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should include a statement in the notes to its financial statements that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans),

b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and

c. Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the notes to its financial statements indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The entity should disclose information that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and

c. Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•                  All agreements to repurchase assets that matured between September 30, 2014 and the date of this Report were extended or renewed.

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

PennyMac has made an election pursuant to Section 754 of the Internal Revenue Code which remains in effect. As a result of this election, an exchange pursuant to the exchange agreement results in a special adjustment for PFSI that may increase PFSI’s tax basis in certain assets of PennyMac that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that PFSI would otherwise be required to pay in the future and result in increases in investment in PennyMac deferred tax assets net of the related deferred tax liabilities.

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

Loan Production

Our loan production segment is sourced through two channels: correspondent production and consumer-direct lending.

In correspondent production we manage, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated loans, including both “conventional” and government-insured or guaranteed residential mortgage loans that qualify for inclusion in securitizations that are guaranteed by the Agencies. For conventional loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each loan purchased by PMT. In the case of government insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account.

Through our consumer-direct lending channel, we originate new prime credit quality, first lien residential conventional and government-insured or guaranteed mortgage loans on a national basis to allow customers to purchase or refinance their homes. The consumer direct model relies on the Internet and call center based staff to acquire and interact with customers across the country. We do not have a “brick and mortar” branch network and have been developing our consumer direct operations with call centers strategically positioned across the United States.

Our loan production activity is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$4,861,392	$4,147,535	$11,947,251	$12,429,698
Retail production	534,013	282,440	1,262,443	895,405
	$5,395,405	$4,429,975	$13,209,694	$13,325,103
Fair value of mortgage loans fulfilled for PennyMac Mortgage Investment Trust for sale to non-affiliates	$3,799,858	$4,101,717	$8,869,097	$ ,13,438,563

Loan Servicing

Our loan servicing segment performs loan administration, collection and default activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of mortgage loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide prime servicing for conventional and government-insured or guaranteed loans, as well as special servicing for distressed loans that have been acquired as investments by our Advised Entities. As of September 30, 2014, the portfolio of mortgage loans that we serviced or subserviced totaled approximately $100.1 billion in UPB.

Investment Management

We are an investment manager through an indirect subsidiary, PCM. PCM currently manages PMT and the Investment Funds. PMT and the Investment Funds had combined net assets of approximately $2.0 billion as of September 30, 2014. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on investment performance.

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. During the third quarter of 2014, real U.S. gross domestic product expanded at an annual rate of 3.5% compared to a revised 4.6% increase for the second quarter of 2014 and a 4.5% increase for the third quarter of 2013. The national unemployment rate was 5.9% at September 30, 2014 compared to seasonally adjusted rates of 7.2% and 6.1% at September 30, 2013 and June 30, 2014, respectively. While delinquency rates on residential real estate loans continue to decrease, they remain elevated compared to historical rates. As reported by the Federal Reserve Bank, during the second quarter of 2014, the delinquency rate on residential real estate loans held by commercial banks was 7.4%, a reduction from 9.3% during the second quarter of 2013.

The seasonally adjusted annual rate of existing home sales for September 2014 was 1.7% lower than for September 2013 and the national median existing home price for all housing types was $209,700, a 5.6% increase from September 2013. On a national level, foreclosure filings during the third quarter of 2014 decreased by 16% as compared to the third quarter of 2013. Foreclosure activity across the country remained relatively flat from the prior quarter and is expected to remain above historical average levels through 2014 and beyond.

Thirty-year fixed mortgage interest rates ranged from 4.12% to 4.16% during the third quarter of 2014. During the third quarter of 2013, thirty-year fixed mortgage interest rates ranged from 4.37% to 4.49% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Changes in fixed rate residential mortgage loan interest rates generally follow changes in long term U.S. Treasury yields. Toward the end of the second quarter of 2013, an increase in these Treasury yields led to an increase in mortgage loan interest rates. As a result of this increase in mortgage loan interest rates, market volumes for mortgage originations have decreased led by a reduction in refinance activity. However, mortgage rates remain very low in a historical context.

Mortgage lenders originated an estimated $335 billion of home loans during the quarter ended September 30, 2014, down 27.2% from the quarter ended September 30, 2013. Mortgage originations are forecast to continue to decline, with current industry estimates for 2014 totaling $1.1 trillion compared to $1.9 trillion for 2013 (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

In recent periods, we have seen increased competition from new and existing market participants in the correspondent production business, as well as reductions in the overall level of refinancing activity. We believe that this change in supply and demand within the marketplace has been driving lower production margins in recent periods, which is reflected in our results of operations in our net gains on mortgage loans held for sale. During the first several months of 2013, net gains on mortgage loans held for sale benefited from wider secondary spreads (the difference between interest rates charged to borrowers and yields on mortgage-backed securities in the secondary market); however, secondary spreads narrowed in subsequent months and we expect them to continue to normalize toward their long-term averages in 2014.

We believe there is significant long-term market opportunity in non-Agency jumbo mortgage loans. Pricing for non-Agency AAA rated bonds has steadily improved since the beginning of the year, however liquidity is fairly limited. During the nine months ended September 30, 2014, prime jumbo MBS issuance totaled $4.5 billion in unpaid principal balance (“UPB”) compared to $12.4 billion during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we fulfilled for PMT approximately $262.3 million in UPB of jumbo loans, compared to $189.4 million in UPB of jumbo loans fulfilled for PMT during the nine months ended September 30, 2013.

In our capacity as an investment manager, we continue to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the third quarter of 2014, we reviewed 70 mortgage loan pools with UPB totaling approximately $12.2 billion. This compares to our review of 25 mortgage loan pools with UPB totaling approximately $7.3 billion during the third quarter of 2013. During the nine months ended September 30, 2014, we acquired for PMT distressed loans with fair value totaling $287.5 million and $1.0 billion during the same period in 2013. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective for PMT in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments held by the Advised Entities.

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Net gains on mortgage loans held for sale at fair value	$48,133	$25,949	$122,375	$108,560
Loan origination fees	11,823	6,280	29,048	18,260
Fulfillment fees from PennyMac Mortgage Investment Trust	15,497	18,327	36,832	68,625
Net loan servicing fees	53,908	21,399	154,641	59,510
Management fees	11,379	10,540	32,486	29,375
Carried Interest from Investment Funds	1,902	2,812	5,893	10,411
Net interest (expense) income	(2,738)	937	(7,494)	(376)
Other	721	950	2,771	1,774
Total net revenue	140,625	87,194	376,552	296,139
Total expenses	77,933	52,277	206,752	155,700
Provision for income taxes	7,232	3,493	19,385	5,531
Net income	$55,460	$31,424	$150,415	$134,908

Income before provision for income taxes by segment:
Mortgage banking:
Production	$39,079	$21,046	$97,794	$103,235
Servicing	17,431	4,806	54,503	11,249
Total mortgage banking	56,510	25,852	152,297	114,484
Investment management	6,182	9,065	17,503	25,955
	$62,692	$34,917	$169,800	$140,439
During the period:
Interest rate lock commitments issued, net of cancellations	$5,004,256	$3,699,970	$13,294,163	$12,280,205
Mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$4,861,392	$4,147,535	$11,947,251	$12,429,698
Retail production	534,013	282,440	1,262,443	895,405
	$5,395,405	$4,429,975	$13,209,694	$13,325,103
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$3,677,613	$3,681,771	$8,588,955	$12,792,482
At period end:
Unpaid principal balance of mortgage loan servicing portfolio:
Mortgage servicing rights owned	$60,865,411	$22,776,613
Subserviced	38,000,767	29,605,633
Mortgage loans held for sale	1,217,599	490,088
	$100,083,777	$52,872,334
Net assets of Advised Entities
PennyMac Mortgage Investment Trust	$1,588,041	$1,494,765
Investment Funds	428,040	556,013
	$2,016,081	$2,050,778

Comparison of the quarters and nine months ended September 30, 2014 and 2013

Net income increased by approximately $24.0 million, or 76%, and $15.5 million, or 11%, for the quarter and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. The increase in net income during the quarter and nine months ended September 30, 2014 is primarily due to increased loan servicing fee income resulting from the growth in our mortgage loan servicing portfolio and to increased gain on sale of mortgage loans at fair value, partly offset by increased expenses incurred to accommodate our growth. Our servicing portfolio increased from $52.9 billion at September 30, 2013 to $100.1 billion at September 30, 2014.

Net Gains on Mortgage Loans Held for Sale at Fair Value

During the quarter and nine months ended September 30, 2014, we recognized net gains on mortgage loans held for sale at fair value totaling $48.1 million and $122.4 million, respectively. This compares to net gains on mortgage loans held for sale at fair value totaling $25.9 million and $108.6 million, respectively, for the quarter and nine months ended September 30, 2013. The increase in net gains on mortgage loans held for sale at fair value was due to improvement in gain on sale margins along with growth in the volume of mortgage loans that we purchased and originated and subsequently sold during the quarter and nine months ended September 30, 2014 as compared to the same periods in 2013. The net gain for the quarter and nine months ended September 30, 2014 included $61.2 million and $148.4 million, respectively, in fair value of MSRs received as part of proceeds on sales. The net gain for the quarter and nine months ended September 30, 2013 included $60.1 million and $154.4 million, respectively, in fair value of MSRs received as part of proceeds on sales.

We have been able to sustain our margins through growth in our consumer direct mortgage loan activities, which generally produce higher margins than correspondent activities. In addition, the margins on correspondent government-insured or guaranteed mortgage loans have not been adversely affected over recent periods as much as conventional correspondent production. Government-insured or guaranteed mortgage lending is not as competitive as conventional conforming mortgage lending due to the added complexity and licensing involved in the origination and servicing of government-insured or guaranteed mortgage loans.

Our net gains on mortgage loans held for sale include both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for our estimate of the losses we expect to incur in the future as a result of our breach of representations and warranties created in the loan sales transactions.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cash (loss) gain:
Sales proceeds	$3,965	$(93,725)	$21,499	$(148,866)
Hedging activities	(12,437)	88,789	(48,242)	128,670
	(8,472)	(4,936)	(26,743)	(20,196)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	61,200	60,138	148,374	154,352
Mortgage servicing rights recapture payable to PennyMac Mortgage Investment Trust	(2,143)	(86)	(6,567)	(586)
Provision for losses relating to representations and warranties on loans sold	(1,584)	(1,069)	(3,639)	(3,766)
Change in fair value relating to mortgage loans and hedging derivatives held at period end:
Interest rate lock commitments	(7,114)	37,768	15,875	(2,382)
Mortgage loans	(976)	27,509	10,870	7,876
Hedging derivatives	7,222	(93,375)	(15,795)	(26,738)
	$48,133	$25,949	$122,375	$108,560
During the period:
Unpaid principal balance of mortgage loans sold	$5,088,528	$4,442,944	$12,742,554	$12,679,436
Interest rate lock commitments issued, net of cancellations:
Conventional mortgage loans	$247,109	$186,596	$452,024	$678,362
Government-insured or guaranteed loans	4,757,147	3,513,374	12,842,139	11,601,843
	$5,004,256	$3,699,970	$13,294,163	$12,280,205
Period end:
Mortgage loans held for sale at fair value	$1,259,991	$530,248
Commitments to fund and purchase mortgage loans	$1,740,376	$1,163,531

Interest Rate Lock Commitments

We recognize a substantial portion of our gain on mortgage loans held for sale at fair value before we fund or purchase the loan. Our net gains on mortgage loans held for sale include our estimates of gains and losses that we expect to realize upon the sale of loans we have committed to purchase but have not yet purchased or sold. In the course of our loan production activities, we make contractual commitments to PMT and to mortgage loan applicants to purchase or fund mortgage loans at specified terms. We call these commitments interest rate lock commitments (“IRLCs”). We recognize the fair value of IRLCs at the time we make a commitment to PMT or the borrower and adjust the fair value of such IRLCs as the loan approaches the point of purchase or at the time the transaction is canceled. The fair value of IRLCs represents the expected value of the gain we expect to realize on the sale of the mortgage loan including the probability that we will acquire or fund the loan (the “pull-through rate”).

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of IRLCs is transferred to the fair value of mortgage loans held for sale at fair value when the mortgage loan is funded.

An active, observable market for IRLCs does not exist. Therefore, we estimate the fair value of IRLCs using methods and inputs we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimate of the fair value of the MSRs that we expect to receive upon sale of the loans and the pull-through rate. We update our estimates of the value of the IRLCs as the mortgage loans move through the purchase or loan process for changes in our estimate of the probability the loan will fund and for changes in market interest rates.

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, could result in a significant change in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but rising interest rates increase the pull-through rate for loans that have decreased in fair value.

Following is a quantitative summary of key unobservable inputs we used in the valuation of IRLCs:

Key inputs	September 30, 2014	December 31, 2013
Pull-through rate
Range	61.2% - 99.0%	62.1% - 98.1%
Weighted average	79.7%	81.7%
Mortgage servicing rights value expressed as:
Servicing fee multiple
Range	1.7 - 5.0	2.0 - 5.0
Weighted average	3.8	3.7
Percentage of unpaid principal balance
Range	0.4% - 2.5%	0.4% - 2.4%
Weighted average	1.2%	0.9%

MSRs

MSRs represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We initially recognize MSRs at our estimate of the fair value of the contract to service the loans.

As economic fundamentals influence the loans we sell with servicing rights retained, our estimate of cash flows that we will receive under these contracts, and therefore the fair value of MSRs, will also change. As a result, we will record changes in fair value as a component of Net loan servicing fees for the MSRs we carry at fair value, and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended September 30,
	2014		2013
	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and unpaid princiapl balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$6,381	$54,819	$4,157	$55,981
Unpaid principal balance of underlying mortgage loans	$515,866	$4,498,619	$315,869	$4,120,962
Weighted-average servicing fee rate (in basis points)	34	31	31	30
Inputs:
Pricing spread (1)
Range	8.0% - 15.4%	7.5% - 15.2%	7.4% - 13.1%	5.4% - 15.9%
Weighted average	11.6%	10.9%	9.9%	8.2%
Annual total prepayment speed (2)
Range	7.6% - 42.3%	7.6% - 47.8%	8.8% - 17.2%	8.5% - 14.7%
Weighted average	9.7%	8.3%	9.2%	8.8%
Life (in years)
Range	1.6 – 7.3	1.4 – 7.3	3.6 – 7.0	2.9 – 6.9
Weighted average	6.7	7.1	6.9	6.7
Per-loan annual cost of servicing
Range	$54 – $93	$54 – $93	$68 – $120	$68 – $120
Weighted average	$83	$85	$101	$104

	Nine months ended September 30,
	2014		2013
	Fair value	Amortized cost	Fair value	Amortized cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$20,647	$127,727	$4,177	$150,175
Unpaid principal balance of underlying mortgage loans	$1,627,529	$10,672,629	$318,066	$12,350,104
Weighted-average servicing fee rate (in basis points)	33	31	31	29
Inputs:
Pricing spread (1)
Range	8.0% - 16.2%	6.8% - 15.2%	7.4% - 13.1%	5.4% - 15.9%
Weighted average	11.4%	10.8%	9.9%	8.2%
Annual total prepayment speed (2)
Range	7.6% - 42.3%	7.6% - 47.8%	8.8% - 17.2%	8.5% - 18.5%
Weighted average	9.0%	8.2%	9.2%	8.8%
Life (in years)
Range	1.6 – 7.5	1.4 – 7.5	3.6 – 7.0	2.9 – 6.9
Weighted average	7.0	7.1	6.9	6.7
Per-loan annual cost of servicing
Range	$53 – $100	$53 – $100	$68 – $120	$68 – $120
Weighted average	$89	$90	$101	$102

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs resulting from the sale of mortgage loans.

(2)         Annual total prepayment speed is measured using Life Total Conditional Prepayment Rate (“CPR”).

Provision for Losses on Representations and Warranties

We also provide for our estimate of the losses that we expect to incur in the future as a result of our breach of representations and warranties provided to the purchasers of the loans we sold. Our agreements with the Agencies include representations and warranties related to the loans we sell to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The method used to estimate our losses on representations and warranties is a function of estimated future defaults, loan repurchase rates, our estimate of the severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

During the quarter and nine months ended September 30, 2014, we recorded provisions for losses on representations and warranties totaling $1.6 million and $3.6 million, respectively. This compares to $1.1 million and $3.8 million during the quarter and nine months ended September 30, 2013, respectively. The increase in the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 was primarily due to an increase in the volume of loan sales activity during 2014 as compared to 2013.

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
During the period:
Losses charged to liability for representations and warranties	$—	$39	$—	$55
Unpaid principal balance of mortgage loans repurchased	$1,003	$1,973	$2,715	$6,840
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$447	$357	$1,673	$1,410
Unpaid principal balance of mortgage loans indemnified by PFSI	$713	$—	$1,263	$77
Period end:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$11,603	$1,249
Unpaid principal balance of mortgage loans indemnified by PFSI	$1,263	$77
Unpaid principal balance of mortgage loans subject to representations and warranties	$33,660,189	$20,428,213

During the quarter and nine months ended September 30, 2014, we repurchased mortgage loans with unpaid principal balances totaling $1.0 million and $2.7 million, respectively. We recorded no losses as a result of these repurchases as a result of our ability to recover our repurchase losses from the selling correspondent lenders. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect the level of repurchase activity to increase.

The level of the liability for losses on representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, our ability to recover any losses inherent in repurchased loans from the correspondent lenders and other external conditions that may change over the lives of the underlying loans. As economic fundamentals change, as investor and Agency evaluation of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent lenders, the level of ensuing losses will change and such changes may be material to us. As a result of these changes we may be required to adjust the estimate of our liability for representations and warranties. Such an adjustment may be material to our financial condition and results of operations. We did not record any adjustments to previously recorded liabilities for representations and warranties during any of the periods presented.

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

Other Loan Production-Related Revenues

Loan origination fees increased $5.5 million and $10.8 million, respectively, in the quarter and nine months ended September 30, 2014 compared to the same periods in 2013. The increase was primarily due to increases in certain fees we charge in our loan production activities.

Loan fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans. Fulfillment fees decreased $2.8 million and $31.8 million, respectively, in the quarter and nine months ended September 30, 2014 compared to the same periods in 2013. The decreases are due to reductions in the volume of Agency-eligible mortgage loans we fulfilled on behalf of PMT and a combination of contractual and discretionary reductions in the fulfillment fee rate charged to PMT. The loan fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Summarized below are our fulfillment fees:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fulfillment fee revenue	$15,497	$18,327	$36,832	$68,625
Unpaid principal balance of loans fulfilled	$3,677,613	$3,681,771	$8,588,955	$12,792,482

Net servicing fees

Our net servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net servicing fees:
Loan servicing fees
From non-affiliates	$44,647	$14,596	$124,061	$35,397
From PennyMac Mortgage Investment Trust	12,325	10,738	41,096	27,251
From Investment Funds	1,116	1,451	6,754	5,525
Ancillary and other fees	6,620	2,777	16,609	7,700
	64,708	29,562	188,520	75,873
Amortization, impairment and change in estimated fair value of mortgage servicing rights	(10,800)	(8,163)	(33,879)	(16,363)
Net servicing fees	$53,908	$21,399	$154,641	$59,510
Average servicing portfolio	$96,798,406	$49,059,394	$88,169,940	$40,479,784

Following is a summary of our loan servicing portfolio:

	September 30, 2014	December 31, 2013
	(in thousands)
Loans serviced at period end:
Prime servicing:
Owned mortgage servicing rights
Originated	$33,297,161	$22,499,847
Acquisitions	27,568,250	22,469,179
	60,865,411	44,969,026
Subserviced for Advised Entities	33,848,483	26,788,479
Mortgage loans held for sale	1,217,599	506,540
Total prime servicing	95,931,493	72,264,045
Special servicing:
Subserviced for Advised Entities	4,152,284	4,844,239
Owned mortgage servicing rights—Acquisitions	—	969,794
Subserviced for non-affiliates	—	89,361
Total special servicing	4,152,284	5,903,394
Total loans serviced	$100,083,777	$78,167,439

During the quarter and nine months ended September 30, 2014, net loan servicing fees increased $32.5 million and $95.1 million, respectively, when compared to the same periods in 2013. The increase in the nine months ended September 30, 2014 was primarily due to:

•                  an increase of $88.7 million in loan servicing fees from non-affiliates resulting from growth in our portfolio of loans serviced due to purchases of MSRs and ongoing sales of mortgage loans with servicing rights retained, partially offset by the sale of MSRs relating to a portfolio backed by distressed mortgage loans;

•                  an increase of $15.1 million in loan servicing fees from our Advised Entities primarily due to activity-based fees, relating to their sale of reperforming mortgage loans along with continuing growth in PMT’s MSR portfolio which we subservice;

•                  an increase of $8.9 million in ancillary fees due to growth in the portfolios of mortgage loans serviced.

The increase in servicing fees during the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 is similarly due to growth in our and PMT’s servicing portfolios.

Amortization, impairment and change in estimated fair value of mortgage servicing rights are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Amortization and realization of cash flows	$(19,703)	$(6,307)	$(50,970)	$(15,727)
Change in fair value of and reversal of (provision for) impairment of mortgage servicing rights carried at lower of amortized cost or fair value	261	(1,827)	(15,590)	684
	(19,442)	(8,134)	(66,560)	(15,043)
Change in fair value of excess servicing spread financing	9,539	(29)	24,392	(29)
Hedging (losses) gains	(897)	—	8,289	(1,291)
Total amortization, impairment and change in estimated fair value of mortgage servicing rights	$(10,800)	$(8,163)	$(33,879)	$(16,363)
Ending mortgage servicing rights:
At lower of amortized cost or fair value	$358,264	$226,090
At fair value	319,149	26,768
	$677,413	$252,858
Average mortgage servicing rights balances:
At lower of amortized cost or fair value	$335,828	$203,168	$301,992	$155,016
At fair value	310,694	24,337	264,289	21,018
	$646,522	$227,505	$566,281	$176,034

Amortization, impairment and change in estimated fair value of mortgage servicing rights increased $2.6 million and $17.5 million, respectively, for the quarter and nine months ended September 30, 2014 compared to the same periods in 2013. The increase in Amortization, impairment and change in estimated fair value of mortgage servicing rights was primarily due to growth in our investment in MSRs, which caused an increase in amortization of the asset, and to impairment, reflecting expectations for higher prepayment speeds as a result of lower interest rates throughout most of the period; partially offset with the positive change in fair value of the excess servicing spread financing.

Change in fair value and reversal of (provision for) impairment of MSRs carried at lower of amortized cost or fair value during the quarter ended September 30, 2014 reflect the positive effects on fair value of increased mortgage interest rates at the end of the quarter.

Impairment and changes in fair value of MSRs have a significant effect on net servicing fees, driven primarily by our monthly re-estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of impairment and changes in fair value will have an increasing influence on our net income. The fair value of MSRs reacts to changes in interest rates. Decreasing interest rates encourage increased borrower refinancing activity. Increased borrower refinancing activity shortens the life of our MSR assets, thereby reducing the income that we expect to receive from such assets and, by extension, MSR fair value.

The fair value of MSRs is difficult to determine because MSRs are not actively traded in observable markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our income. Because the fair value of MSRs is difficult to estimate, our process includes performance of the valuation by a specialized staff and significant executive management oversight. We have assigned the responsibility for estimating the fair values of MSRs and other “Level 3” financial statement items to our Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring our “Level 3” financial statement items and maintenance of our valuation policies and procedures. The FAV group reports to our valuation committee, which oversees and approves the valuations. The valuation committee includes our chief executive, financial, operating, credit, and asset/liability management officers.

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

The key inputs used in the valuation of MSRs include mortgage prepayment and default rates of the underlying loans, the applicable discount rate, and cost to service loans. These inputs can, and generally do, change from period to period as market conditions change. Therefore, our estimate of the fair value of MSRs changes from period to period. A shift in the market for MSRs or a change in management’s assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and on our income for the period.

We account for MSRs at either our estimate of the asset’s estimated fair value with changes in fair value recorded in current period income or using the amortization method with the MSRs carried at the lower of amortized cost or estimated fair value based on how we finance certain of our MSR purchases and whether we believe the underlying mortgages are sensitive to prepayments resulting from changing market interest rates. We have identified an initial mortgage interest rate of 4.5% for MSRs originated through our loan production activities as the threshold for whether such mortgage loans are sensitive to changes in interest rates:

•                  Our risk management efforts in connection with purchased MSRs and MSRs relating to mortgage loans originated through our loan production activities with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ values.

•                  For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of our loan production activities, we have concluded that such assets present different risks than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Our risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. We have identified these assets for accounting using the amortization method.

•                  MSRs purchased for which a financing in the form of ESS cash flows has been recorded are accounted for at fair value. The ESS financing at fair value is accounted for at fair value to align the accounting for the MSR with the related liability.

Our MSRs are summarized by the basis on which we account for the assets below:

Basis of accounting	September 30, 2014	December 31, 2013
	(in thousands)
Fair value	$319,149	$224,913
Lower of amortized cost or fair value:
Amortized cost	$368,018	$263,372
Valuation allowance	(9,754)	(4,621)
Carrying value	$358,264	$258,751
Fair value	$368,270	$269,422

Total mortgage servicing rights:
Carrying value	$677,413	$483,664
Fair value	$687,419	$494,335
Unpaid principal balance of mortgage loans underlying mortgage servicing rights	$60,865,411	$45,938,820

Key assumptions used in determining the fair value of MSR are as follows:

Purchased MSRs backed by distressed mortgage loans

During the quarter ended June 30, 2014, we sold our purchased MSRs backed by distressed mortgage loans to a non-affiliated entity. Following are the key inputs used in determining the fair value of such MSRs as of December 31, 2013:

	December 31, 2013
	Fair value	Amortized cost
	(Carrying value and unpaid principal balance of underlying mortgage loan amounts in thousands)
MSR and pool characteristics:
Carrying value	$10,129	—
Unpaid principal balance of underlying mortgage loans	$969,794	—
Weighted-average note interest rate	5.80%	—
Weighted-average servicing fee rate (in basis points)	50	—
Inputs:
Discount rate
Range	15.3% - 15.3%	—
Weighted average	15.3%	—
Average life (in years)
Range	5.0 - 5.0	—
Weighted average	5.0
Prepayment speed (1)
Range	11.4% - 11.4%	—
Weighted average	11.4%	—
Per-loan cost of servicing
Range	$218 - $218	—
Weighted average	$218	—

(1)         Prepayment speed is measured using Life Voluntary CPR.

All other MSRs

	September 30, 2014		December 31, 2013
	Fair value	Amortized cost	Fair value	Amortized cost
	(Carrying value and unpaid principal balance of underlying mortgage loan amounts in thousands)
MSR and pool characteristics:
Carrying value	$319,149	$358,264	$214,784	$258,751
Unpaid principal balance of underlying mortgage loans	$30,200,789	$30,664,622	$22,469,179	$22,499,847
Weighted-average note interest rate	4.27%	3.80%	4.48%	3.65%
Weighted-average servicing fee rate (in basis points)	31	29	32	29
Inputs:
Pricing spread (1)
Range	2.9% - 20.1%	6.3% - 15.4%	2.9% - 18.0%	6.3% - 14.5%
Weighted average	9.0%	10.0%	7.5%	8.7%
Average life (in years)
Range	0.4 - 8.2	1.5 - 7.3	0.1 - 14.4	1.5 - 7.3
Weighted average	5.9	6.8	6.2	7.0
Prepayment speed (2)
Range	7.6% - 57.6%	7.6% - 45.2%	7.8% - 50.8%	7.6% - 42.5%
Weighted average	10.7%	8.4%	9.7%	8.0%
Per-loan cost of servicing
Range	$62 - $115	$62 - $79	$68 - $115	$68 - $100
Weighted average	$81	$78	$87	$99

(1)         Pricing spread represents a margin that is applied to a reference interest rate’s forward curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of loans and purchased MSRs not backed by pools of distressed mortgage loans.

(2)         Prepayment speed is measured using Life Total CPR.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management fee	$6,033	$5,104	$17,392	$14,043
Performance incentive fee	3,590	3,435	9,217	9,443
	9,623	8,539	26,609	23,486
Investment Funds	1,756	2,001	5,877	5,889
Total management fees	11,379	10,540	32,486	29,375
Carried Interest	1,902	2,812	5,893	10,411
Total management fees and Carried Interest	$13,281	$13,352	$38,379	$39,786

Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,588,041	$1,494,765
Investment Funds	428,040	556,013
	$2,016,081	$2,050,778

Management fees from PMT increased $1.1 million and $3.1 million in the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase was due primarily to:

•                  Base management fees increased by $929,000 or 18% and $3.3 million or 24% in the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 due to an increase in PMT’s shareholders’ equity upon which its management fee is based.

•                  Performance incentive fees increased $155,000 and decreased $226,000 during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. We began to recognize performance incentive fees as a result of the amendment to our management agreement with PMT effective February 1, 2013, which changed the basis on which profitability is measured for incentive fee purposes. Under the amended agreement, profitability is primarily based on net income for a rolling four-quarter period determined in compliance with U.S. GAAP. Previously, the agreement based profitability on U.S. GAAP net income generally excluding non-cash gains and losses.

Management fees from the Investment Funds decreased $245,000 and $12,000 in the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease was due to decreases in the Investment Funds’ net asset values as a result of continued distributions to the Investment Funds’ investors following the end of the Investment Funds’ commitment periods at December 31, 2011, which reduced the investment base on which the management fees are computed.

Carried Interest from Investment Funds decreased $910,000 and $4.5 million in the quarter and nine months ended September 30, 2014, respectively, compared to the same period in 2013. Observed market demand for distressed loans, changes in the fair value of the loans as they proceed through the resolution process and continuing increases in collateral valuations for the properties underlying the Funds’ mortgage loans in the quarter and nine months ended September 30, 2013 resulted in valuation gains. This was not repeated in the same magnitude and the Funds’ investment portfolios are substantially smaller in the quarter and nine months ended September 30, 2014 as compared to the comparable periods in 2013.

Other revenues

Net interest expense increased $3.7 million and $7.1 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 due to growth in our investments in non-interest earning assets — primarily MSRs which are financed in part with ESS financing. Income from MSRs is included in Net loan servicing fees.

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Dividends	$46	$43	$135	$128
Change in fair value	(38)	122	(115)	(196)
	$8	$165	$20	$(68)

Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,607	$1,701

Change in fair value of investment in and dividends received from PMT decreased $157,000 and increased $88,000 during the quarter and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. The decrease during the quarter ended September 30, 2014 was primarily due to a decrease in the fair value of our investment in common shares of PMT. The increase during the nine months ended September 30, 2014 was primarily due to a smaller decrease in the fair value of our investment in common shares of PMT as compared to the same period in 2013. During the periods ended September 30, 2014 and 2013, we held 75,000 common shares of PMT.

Expenses

Our compensation expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Salaries and wages	$30,572	$26,722	$85,133	$74,970
Incentive compensation	10,062	2,945	28,356	22,649
Taxes and benefits	5,039	3,825	14,525	11,937
Stock and unit-based compensation	2,702	2,338	10,218	4,294
	$48,375	$35,830	$138,232	$113,850

Average headcount	1,641	1,402	1,521	1,324
Period end headcount	1,693	1,329

Compensation expense increased $12.5 million and $24.4 million, respectively, in the quarter and nine months ended September 30, 2014 compared to the same periods in 2013. The increase in compensation expense was primarily due to the development of and growth in our loan servicing segment.  In addition, incentive compensation increased quarter over quarter due to changes in management’s expectation of fiscal year financial performance compared to established targets. The increase in compensation for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 includes increased stock-based compensation expense as a result of employee and director equity awards granted late in the second quarter of 2013, partially offset by $1.1 million and $1.6 million of a cumulative expense reversal of certain performance condition RSU awards for the quarter and nine months ended September 30, 2014, respectively.

Loan origination expense decreased $1.9 million for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease was due to decreased loan production in 2014 compared to 2013.

Technology expense increased $1.8 million and $4.7 million, respectively, in the quarter and nine months ended September 30, 2014 compared to the same periods in 2013. The increase was due to growth in loan servicing operations and continued investment in loan production and servicing infrastructure.

Servicing expense increased $12.0 million and $23.6 million, respectively, in the quarter and nine months ended September 30, 2014 compared to the same periods in 2013. The increase was due to growth in our mortgage servicing portfolio and the initiation of an early buyout (“EBO”) program to purchase defaulted loans out of legacy Ginnie Mae pools. During the quarter and nine months ended September 30, 2014, we purchased $217.5 million and $897.4 million, respectively, in UPB of EBOs, producing current period expense as accumulated net interest advances are charged to servicing expense when the loans are purchased from the Ginnie Mae pools.  The financial benefit of the EBO program is to reduce future servicing costs by purchasing and either selling the defaulted loans or otherwise financing them with debt at interest rates below the Ginnie Mae MBS pass-through rates rather than advancing principal and interest on such defaulted loans at the Ginnie Mae MBS pass-through rate until liquidation.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT.  The expense amounts presented in our income statement are net of these allocations.  Expense amounts allocated to PMT during the periods ended September 30, 2014 and 2013 are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Technology	$1,232	$891	$3,289	$2,814
Occupancy	569	558	1,627	1,658
Depreciation and amortization	547	349	1,537	986
Other	454	729	1,565	2,335
Total expenses	$2,802	$2,527	$8,018	$7,793

The amount of total expenses that we allocated to PMT remained generally consistent in the quarter and nine months ended September 30, 2014 compared to the same periods in 2013.

Provision for Income Taxes

For the quarter and nine months ended September 30, 2014, our effective tax rates were 11.5% and 11.4%, respectively. For the quarter and nine months ended September 30, 2013, our effective tax rates were 9.9% and 4.0%, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Cash and short-term investments	$113,586	$173,221
Mortgage loans held for sale at fair value	1,259,991	531,004
Servicing advances	195,246	154,328
Receivable from affiliates	24,122	21,551
Carried Interest due from Investment Funds	67,035	61,142
Mortgage servicing rights	677,413	483,664
Other assets	201,234	159,565
Total assets	$2,538,627	$1,584,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$1,227,078	$523,746
Payable to affiliates	328,025	256,834
Other liabilities	217,075	174,691
Total liabilities	1,772,178	955,271
Total stockholders’ equity	766,449	629,204
Total liabilities and stockholders’ equity	$2,538,627	$1,584,475

Total assets increased $954.2 million from $1.6 billion at December 31, 2013 to $2.5 billion at September 30, 2014. The increase was primarily due to an increase of $729.0 million in mortgage loans held for sale at fair value primarily related to the initiation of the EBO program and an increase of $193.7 million in MSRs, resulting from growth in our mortgage banking operations and purchases of MSRs, partially offset by a decrease in short-term investments of $106.2 million as we deployed cash and proceeds from issuance of ESS to fund balance sheet growth.

Total liabilities increased by $816.9 million from $955.3 million as of December 31, 2013 to $1.8 billion as of September 30, 2014. The increase was primarily attributable to an increase in mortgage loans sold under agreements to repurchase of $458.2 million, an increase in sales of mortgage loan participation certificates of $142.4 million, an increase in note payable of $102.8 million, and an increase in liabilities relating to the sale of ESS to PMT of $48.6 million.

Cash Flows

Comparison of nine-month periods ended September 30, 2014 and 2013

Our cash flows resulted in a net increase in cash of $46.6 million during the nine months ended September 30, 2014. Cash used in operating activities totaled $695.1 million during the nine months ended September 30, 2014. The cash used in operating activities was primarily due to growth of our inventory of mortgage loans held for sale as a result of our loan production and EBO purchases of loans exceeding loan sales.

Net cash provided by investing activities was $1.2 million during the nine months ended September 30, 2014. The net cash provided by investing activities was primarily a result of the decrease in short term investments and proceeds from the sale of MSRs exceeding cash used for the purchase of MSRs.

Net cash provided by financing activities was $740.5 million during the nine months ended September 30, 2014. Cash provided by financing activities was primarily an increase in loans sold under agreements to repurchase used to finance the growth in our inventory of mortgage loans held for sale discussed above.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, earnings on our investments and proceeds from borrowings, proceeds from and issuance of ESS and/or additional equity offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of mortgage loans under agreements to repurchase, sales of mortgage loan participation certificates, ESS financing and a note payable secured by MSRs and loan servicing advances.

Our repurchase agreements represent the sales of mortgage loans together with agreements for us to buy back the mortgage loans at a later date. During the nine months ended September 30, 2014, the average balance outstanding under agreements to repurchase mortgage loans totaled $505.1 million, and the maximum daily amount outstanding under such agreements totaled $1.0 billion. During the nine months ended September 30, 2013, the average balance outstanding under agreements to repurchase mortgage loans totaled $354.1 million, and the maximum daily amount outstanding under such agreements totaled $623.5 million.

The difference between the maximum and average daily amounts outstanding is due to increases in the sizes and utilization of our existing facilities, all in support of the growth in our mortgage loan production and investment activities.

All of our borrowings discussed above, other than ESS, have short-term maturities. The transactions relating to mortgage loans under agreements to repurchase mature between January 30, 2015 and October 30, 2015 and provide for the repurchase from major financial institution counterparties based on the estimated fair value of the mortgage loans sold. Our mortgage loan participation and sale agreement has a maturity date of January 30, 2015. Our note payable secured by MSRs and loan servicing advances at fair value has a maturity date of October 30, 2015.

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

With respect to servicing that we perform for PMT, we are also subject to certain covenants under its debt agreements. These covenants are as or less restrictive than those above.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2014, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of September 30, 2014, we had on-balance sheet contractual obligations of $929.7 million to finance assets under agreements to repurchase under facilities with maturities between October 31, 2014 and September 7, 2015 and $142.4 million to finance assets under our mortgage loan participation and sale agreement with a maturity date of October 31, 2014. We also had a contractual obligation of $154.9 million relating to a note payable secured by MSRs and loan servicing advances at fair value and with a maturity date of October 31, 2014. We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust (1)	$1,020,175	$1,020,175	$—	$—	$—
Commitments to fund mortgage loans (1)	720,201	720,201	—	—	—
Commitments to sell mortgage loans (1)	4,299,329	4,299,329	—	—	—
Mortgage loans sold under agreements to repurchase	929,747	929,747	—	—	—
Mortgage loan participation and sale agreement	142,383	142,383	—	—	—
Note payable	154,948	154,948	—	—	—
Software licenses (2)	14,940	7,470	7,470	—	—
Office leases	19,038	4,865	8,171	3,032	2,970
Total	$7,300,761	$7,279,118	$15,641	$3,032	$2,970

(1)         The contractual obligations relate to our mortgage loan acquisition obligations to affiliates and non-affiliates and our obligation to sell mortgage loans.

(2)         Software licenses include both volume and activity-based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $490,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 482,000 at September 30, 2014. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. Software license fees totaled $4.5 million and $11.3 million, respectively, for the quarter and nine months ended September 30, 2014. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2014:

Counterparty	Amount at risk	Weighted-average maturity of advances under repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$105,334	—	October 31, 2014
Bank of America, N.A.	$41,811	December 21, 2014	January 30, 2015
Morgan Stanley	$11,080	November 19, 2014	June 29, 2015
Citibank, N.A.	$—	—	September 7, 2015

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of September 30, 2014, we were in compliance in all material respects with these covenants.

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

All of PLS’s borrowings discussed above have short-term maturities that expire as follows:

Counterparty (1)	Outstanding Indebtedness (2)	Committed Amount	Maturity Date (3)
	(in thousands)
Bank of America, N.A.	$224,169	$225,000	January 30, 2015
Bank of America, N.A.	$142,383	$150,000	January 30, 2015
Credit Suisse First Boston Mortgage Capital LLC	$562,999	$800,000	October 31, 2014
Credit Suisse First Boston Mortgage Capital LLC	$154,948	$117,000	October 31, 2014
Morgan Stanley	$142,579	$125,000	June 29, 2015
Citibank, N.A.	$—	$50,000	September 7, 2015

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

(2)         Represents outstanding indebtedness reduced by cash collateral as of September 30, 2014.

(3)         Represents maturity date, as of September 30, 2014.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of September 30, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$404,552	$385,618	$376,758	$360,133	$352,327	$337,633
Change in fair value:
$	$36,282	$17,348	$8,488	$(8,137)	$(15,943)	$(30,637)
%	9.85%	4.71%	2.30%	-2.21%	-4.33%	-8.32%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$395,534	$381,481	$374,775	$361,957	$355,829	$344,097
Change in fair value:
$	$27,264	$13,211	$6,505	$(6,313)	$(12,441)	$(24,173)
%	7.40%	3.59%	1.77%	-1.71%	-3.38%	-6.56%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$379,092	$373,681	$370,975	$365,564	$362,859	$357,448
Change in fair value:
$	$10,822	$5,411	$2,706	$(2,706)	$(5,411)	$(10,822)
%	2.94%	1.47%	0.73%	-0.73%	-1.47%	-2.94%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of September 30, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$342,003	$329,408	$323,462	$312,211	$306,883	$296,772
Change in fair value:
$	$24,269	$11,674	$5,728	$(5,523)	$(10,850)	$(20,961)
%	7.64%	3.67%	1.80%	-1.74%	-3.41%	-6.60%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$348,296	$332,395	$324,919	$310,823	$304,170	$291,583
Change in fair value:
$	$30,563	$14,661	$7,185	$(6,911)	$(13,564)	$(26,151)
%	9.62%	4.61%	2.26%	-2.18%	-4.27%	-8.23%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$329,898	$323,816	$320,775	$314,693	$311,651	$305,569
Change in fair value:
$	$12,165	$6,082	$3,041	$(3,041)	$(6,082)	$(12,165)
%	3.83%	1.91%	0.96%	-0.96%	-1.91%	-3.83%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS financing accounted for using the fair value method as of September 30, 2014, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$196,448	$191,801	$189,558	$185,228	$183,136	$179,092
Change in fair value:
$	$9,080	$4,433	$2,190	$(2,140)	$(4,232)	$(8,276)
%	4.85%	2.37%	1.17%	-1.14%	-2.26%	-4.42%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$206,044	$196,320	$191,753	$183,155	$179,104	$171,456
Change in fair value:
$	$18,676	$8,952	$4,385	$(4,213)	$(8,264)	$(15,912)
%	9.97%	4.78%	2.34%	-2.25%	-4.41%	-8.49%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item, the information set forth on pages 74 to 76 of this Report is incorporated herein by reference.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2014, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  No matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover control issues and instances of fraud, if any, within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of September 30, 2014, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

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

10.11†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Other Eligible Participants (2014).

10.12

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on June 17, 2013).

10.13†

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
10.15†

Employment Agreement, dated as of April 20, 2013, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Financial Services, Inc. and David A. Spector (incorporated by reference to Exhibit 10.35 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.16

Mortgage Banking and Warehouse Services Agreement, effective as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.17

Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.31 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.18

Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 19, 2013).

10.19

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

10.21

Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 20, 2013).

10.22

Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.23

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

10.25

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

10.28

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P., dated as of September 30, 2013 (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-1/A Registration Statement as filed with the SEC on October 23, 2013).

Exhibit Number	Exhibit Description
10.29

Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.30

Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.31

Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC dated as of December 30, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A as filed with the SEC on March 21, 2014).

10.32

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.33

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

10.36

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

10.38

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
10.43

Amendment No. 3 to Master Repurchase Agreement, dated as of August 28, 2012, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.44

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

10.47

Amendment No. 7 to Master Repurchase Agreement, dated as of March 27, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.44 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.48	Amendment No. 8 to Master Repurchase Agreement, dated as of August 13, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.49

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

10.51

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

10.54

Amendment Number Five to the Master Repurchase Agreement, dated February 5, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.50 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.55

Amendment Number Six to the Master Repurchase Agreement, dated February 25, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.51 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.56

Amendment Number Seven to the Master Repurchase Agreement, dated July 24, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.54 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Exhibit Description
10.57

Amendment Number Eight to the Master Repurchase Agreement, dated August 7, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.58	Amendment Number Nine to the Master Repurchase Agreement, dated September 8, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A.

10.59

Second Amended and Restated Loan and Security Agreement, dated as of March 27, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.60

Amendment No. 1 to Second Amended and Restated Loan Security Agreement, dated as of December 12, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.61

Amendment No. 2 to Second Amended and Restated Loan Security Agreement, dated as of March 22, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.62

Amendment No. 3 to Second Amended and Restated Loan Security Agreement, dated as of December 30, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2014).

10.63

Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant’s Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

10.64

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 5, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.65

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.66

Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of March 13, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.59 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.67

Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 5, 2014).

10.68

Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.65 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Exhibit Description
10.69

Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of June 3, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.66 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.70

Master Repurchase Agreement, dated as of July 2, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.71

Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.72

Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.63 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.73

Amendment Number Three to the Master Repurchase Agreement, dated as of June 30, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.74

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.75

Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 13, 2014, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.76

Amended and Restated Guaranty, dated as of August 13, 2014, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.73 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the quarters ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: November 14, 2014	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board of Directors and Chief Executive Officer

Dated: November 14, 2014	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer