Form 10-K
period 2014-12-31
PENNYMAC FINANCIAL SERVICES, INC.
filed 2015-03-13
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001‑35916

PennyMac Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80‑0882793 (IRS Employer Identification No.)
6101 Condor Drive, Moorpark, California (Address of principal executive offices)	93021 (Zip Code)

(818) 224‑7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock of Beneficial Interest, $0.0001 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2014 the aggregate market value of the registrant’s Common Stock of beneficial interest, $0.0001 par value (“common stock”), held by non‑affiliates was $332,013,936 based on the closing price as reported on the New York Stock Exchange on that date.

As of March 10, 2015, the number of outstanding shares of common stock of the registrant was 21,613,017.

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2015 Annual Meeting of Stockholders	Part III

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10‑K

December 31, 2014

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K (“Report”) contains certain forward‑looking statements that are subject to various risks and uncertainties. Forward‑looking statements are generally identifiable by use of forward‑looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions.

Forward‑looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward‑looking information. Examples of forward‑looking statements include the following:

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

Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward‑looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward‑looking statements. There are a number of factors, many of which are beyond our control that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

You should not place undue reliance on any forward‑looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item IA. of Part I hereof and any subsequent Quarterly Reports on Form 10‑Q.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;
•	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;
•	the creation of the Consumer Financial Protection Bureau (“CFPB”), its rules and the enforcement thereof by the CFPB;
•	our dependence on U.S. government‑sponsored entities and changes in their current roles or their guarantees or guidelines;
•	changes to government mortgage modification programs;
•	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;
•	foreclosure delays and changes in foreclosure practices;
•	certain banking regulations that may limit our business activities;
•	our dependence on the multi-family and commercial real estate sectors for future originations and investments in commercial mortgage loans and other commercial real estate related loans;
•	changes in macroeconomic and U.S. real estate market conditions;
•	difficulties inherent in growing loan production volume;

•	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;
•	purchase opportunities for mortgage servicing rights (“MSRs”) and our success in winning bids;
•	changes in prevailing interest rates;
•	increases in loan delinquencies and defaults;
•	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;
•	any required additional capital and liquidity to support business growth that may not be available on acceptable terms, if at all;
•

our obligation to indemnify third‑party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

•	our obligation to indemnify PMT and the Investment Funds if our services fail to meet certain criteria or characteristics or under other circumstances;
•	decreases in the historical returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;
•	the extensive amount of regulation applicable to our investment management segment;
•	conflicts of interest in allocating our services and investment opportunities among ourselves and our Advised Entities;
•	the effect of public opinion on our reputation;
•	our recent growth;
•	our ability to effectively identify, manage, monitor and mitigate financial risks;
•	our initiation of new business activities or expansion of existing business activities;
•	our ability to detect misconduct and fraud; and
•	our ability to mitigate cybersecurity risks and cyber incidents.

Other factors that could also cause results to differ from our expectations may not be described in this Report or any other document.  Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

PART I

Item 1.  Business

The following description of our business should be read in conjunction with the information included elsewhere in this Report. This description contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the projections and results discussed in the forward‑looking statements due to the factors described under the caption “Risk Factors” and elsewhere in this Report. References in this Report to “we,” “our,” “us,” and the “Company” refer to PennyMac Financial Services, Inc. (“PFSI”).

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

PennyMac has made an election pursuant to Section 754 of the Internal Revenue Code which remains in effect. As a result of this election, an exchange of Class A units for shares of our Class A Common Stock pursuant to the exchange agreement results in a special adjustment for PFSI that may increase PFSI’s tax basis in certain assets of PennyMac that otherwise would not have been available. These increases in tax basis may reduce the amount of income tax that PFSI would otherwise be required to pay in the future and result in increases in investment in PennyMac deferred tax assets net of the related deferred tax liabilities.

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

Our Company

We are a specialty financial services firm with a comprehensive mortgage platform and integrated business primarily focused on the production and servicing of U.S. residential mortgage loans (activities which we refer to as mortgage banking) and the management of investments related to the U.S. mortgage market. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and our management’s experience across all aspects of the mortgage business will allow us to profitably grow these activities and capitalize on other related opportunities as they arise in the future.

PennyMac was founded in 2008 by members of our executive leadership team and two strategic partners, BlackRock Mortgage Ventures, LLC (“BlackRock” or “BlackRock, Inc.”) and HC Partners, LLC, formerly known as Highfields Capital Investments, LLC, together with its affiliates (“Highfields”).

We conduct our business in three segments: loan production, loan servicing (together, these two activities comprise mortgage banking) and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government‑sponsored entity (“GSE”). It is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”), and a servicer for the Home Affordable Modification Program (“HAMP”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA,VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

Our principal investment management subsidiary, PNMAC Capital Management, LLC (“PCM”), is an SEC registered investment adviser. PCM manages PMT, a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment Company Act of 1940 (“Investment Company Act”), as amended, an affiliate of these Funds and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”

Mortgage Banking

Loan Production

Our loan production segment is sourced through two channels: correspondent production and consumer direct lending.

In correspondent production we manage, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated loans, including both conventional and government-insured or guaranteed residential mortgage loans that qualify for inclusion in securitizations that are guaranteed by the Agencies. For conventional loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each loan purchased by PMT. In the case of government insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account.

Through our consumer direct lending channel, we originate new prime credit quality, first-lien residential conventional and government-insured or guaranteed mortgage loans on a national basis to allow customers to purchase or refinance their homes. The consumer direct model relies on the Internet and call center-based staff to acquire and interact with customers across the country. We do not have a “brick and mortar” branch network and have been developing our consumer direct operations with call centers strategically positioned across the United States.

For loans originated via our consumer direct lending channel, we conduct our own fulfillment, earn interest income and gains or losses during the holding period and upon the sale or securitization of these loans, and retain the associated MSRs (subject to sharing with PMT a portion of such MSRs or cash with respect to certain consumer direct originated loans that refinance loans for which the related MSRs or excess servicing spread (“ESS”) was held by PMT).

Our loan production activity is summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$16,431,338	$16,113,806	$8,864,264
Consumer direct	1,952,505	1,104,051	539,160
	$18,383,843	$17,217,857	$9,403,424
Fair value of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$11,858,198	$15,941,369	$13,473,916

Loan Servicing

Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of mortgage loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide servicing for conventional and government-insured or guaranteed loans (“prime servicing”), as well as servicing for distressed loans that have been acquired as investments by our Advised Entities (“special servicing”). As of December 31, 2014, the portfolio of mortgage loans that we serviced or subserviced totaled approximately $106.0 billion in unpaid principal balance (“UPB”).

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages PMT and the Investment Funds. PMT and the Investment Funds had combined net assets of approximately $2.0 billion as of December 31, 2014. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on investment performance.

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest financial markets in the world, with approximately $10 trillion of outstanding debt and average annual origination volume of $1.6 trillion for the five years ending December 31, 2014. Dislocations from the financial crisis have led many of the largest financial institutions, including banks which have traditionally held the majority of the market share in mortgage originations and servicing, to reduce their participation in the mortgage market through asset sales and by exiting businesses, and the industry remains in a period of significant transformation, creating opportunities for non-bank participants.

The residential mortgage industry is characterized by high barriers to entry, including the necessity for approvals required to sell loans to and service loans for the Agencies, state licensing requirements for non-banks without a federal charter, sophisticated infrastructure, technology, and processes required for successful operations, and financial capital requirements.

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

Our growth strategies include:

Growing our Servicing Portfolio Organically and through Opportunistic Acquisitions

We expect to grow our servicing portfolio on an organic basis, as our correspondent government‑insured production and consumer direct lending adds new prime servicing for owned MSRs, and correspondent conventional lending adds new subservicing. In 2014, our correspondent and consumer direct loan production totaled $17.6 billion in UPB. We plan to supplement our organic growth by adding new special servicing through continued distressed loan acquisitions by PMT and potentially other entities that we may manage in the future. We also plan to acquire MSRs from large servicers, which are selling MSRs due to continuing operational and regulatory pressures, higher regulatory capital requirements for banks, and a re-focus on core customers and business, and from independent mortgage banks, which are selling MSRs due to reduced origination volumes, operational losses, and a need for capital. During 2014, we completed acquisitions of MSRs with UPB totaling $11.9 billion. We effected these acquisitions through a co‑investment with PMT by which we financed a portion of these purchases through the sale to PMT of ESS.

Growing Correspondent Production through Expanding Seller Relationships

We expect to grow our correspondent production business by expanding the number and types of sellers from which we purchase loans and increasing the volume of loans that we purchase from our existing sellers as we continue to add to the loan products that we offer and deepen our participation in certain geographic markets in the United States. Over the past few years, a number of large banks have exited or reduced the size of their correspondent production businesses, creating an opportunity for non‑bank entities to gain market share. We believe that we are well positioned to take advantage of this opportunity based on our management expertise in the correspondent production business, our relationships with correspondent sellers, and our supporting systems and processes.

Growing Consumer Direct Lending through Portfolio Refinance and Non‑Portfolio Originations

We expect to grow our consumer direct lending business by leveraging our growing servicing portfolio through refinance activities as well as increasing our non‑portfolio originations. As our servicing portfolio grows, we will have a greater number of leads to pursue, which we believe will lead to greater refinancing activity through our consumer direct business. At the same time, we are making significant investments in technology, personnel and marketing to increase our non‑portfolio originations. We believe that our national call center model and our technology will enable us to drive origination process efficiencies and best‑in‑class customer service.

Entering Commercial Real Estate Finance Focused on Small Balance Loans

We are entering the commercial real estate finance business by focusing on the production of small balance commercial loans (typically under $10 million in UPB).  We are investing in personnel, systems and marketing to build our commercial real estate finance platform, which we believe complements our existing businesses in residential mortgages.  In addition to loan production, PLS is expected to provide special servicing for nonperforming and sub-performing commercial loans which may be acquired by PMT for investment purposes.

Compliance and Regulatory

Our business is subject to extensive federal, state and local regulation. Our loan production and loan servicing operations are primarily regulated at the state level by state licensing authorities and administrative agencies, with additional oversight from the CFPB. We, along with certain PennyMac employees who engage in regulated activities, must apply for licensing as a mortgage banker or lender, loan servicer and debt collector pursuant to applicable state law. These state licensing requirements typically require an application process, the payment of fees, background checks and administrative review. Our servicing operations are licensed (or exempt or otherwise not required to be licensed) to service mortgage loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands. Our consumer direct lending business is licensed to originate loans in 49 states and the District of Columbia. From time to time, we receive requests from states and Agencies and various investors for records, documents and information regarding our policies, procedures and practices regarding our loan production and loan servicing business activities, and undergo periodic examinations by federal and state regulatory agencies. We incur significant ongoing costs to comply with these licensing and examination requirements.

While the U.S. federal government does not primarily regulate loan production, the federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”) requires all states to enact laws that require all individuals acting in the United States as mortgage loan originators to be individually licensed or registered if they intend to offer mortgage loan products. These licensing requirements include enrollment in the Nationwide Mortgage Licensing System, application to state regulators for individual licenses, a minimum of 20 hours of pre‑licensing education, an annual minimum of eight hours of continuing education and the successful completion of both national and state exams.

In addition to licensing requirements, we must comply with a number of federal consumer protection laws, including, among others:

•	the Servicemembers Civil Relief Act, which provides, among other things, interest and foreclosure protections for service members on active duty;
•

the Gramm‑Leach‑Bliley Act and Regulation P thereunder, which require us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

•	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;
•

the Truth in Lending Act (“TILA”), and Regulation Z thereunder, which require certain disclosures to mortgagors regarding the terms of their mortgage loans, notices of sale, assignments or transfers of ownership of mortgage loans, new servicing rules involving payment processing, and adjustable rate mortgage change notices and periodic statements;

•

the Real Estate Settlement Procedures Act (“RESPA”), and Regulation X thereunder, which require certain disclosures to mortgagors regarding the costs of mortgage loans, the administration of tax and insurance escrows, the transferring of servicing of mortgage loans, the response to consumer complaints, and payments between lenders and vendors of certain settlement services;

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
•

the National Flood Insurance Reform Act of 1994, which provides for lenders to require from borrowers or to purchase flood insurance on behalf of borrower/owners of properties in special flood hazard areas; and

•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics.

Many of these laws are further impacted by the SAFE Act and implementation of new rules by the CFPB under the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”).

We are committed to complying with all applicable laws, regulations and contractual agreements. We believe that compliance is best managed by integrating responsibility within each department’s activities to promote management and employee accountability. Accordingly, we have implemented a matrixed approach to the integration of our compliance program that utilizes expertise within the organization and defines clear responsibilities for the program; specifically, business units are responsible for defining and managing compliance performance through process‑based controls, risk remediation and reporting. Centralized monitoring and independent review, control testing, validation and regulation interpretation is performed by our Quality Control, Corporate Compliance, Enterprise Risk Management, Internal Audit and Legal groups.

We have established a Mortgage Regulatory Compliance Committee (“MRCC”) to oversee the compliance program, engender a culture conducive to ethical conduct and compliance throughout the Company, proactively identify and respond to changes in our risk profile and regulatory environment, and establish compliance program standards, articulated in compliance policies. The MRCC has identified individuals throughout the organization to oversee specific areas of compliance. MRCC membership includes senior management from across the Company and meets monthly to remain updated on recurring and rotational topics.

We administer a compliance training program comprised of general training and role-centric training. Both are designed to promote a contemporary understanding of compliance issues and regulations affecting the mortgage industry.

During 2014, our loan origination and servicing operations were reviewed by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, the FDIC and by other state and federal regulators. There were no significant findings of violations of law from any of these reviews.

Intellectual Property

We hold registered trademarks with respect to the name PennyMac®, the swirl design and rooftop design appearing in certain PennyMac drawings and logos and various additional designs and word marks relating to the PennyMac name. We do not otherwise rely on any copyright, patent or other form of registration to protect our rights in our intellectual property. Our other intellectual property includes proprietary know‑how and technological innovations, such as our proprietary loan‑level analytics “LENESM” (Loan Enhancement Normalization Engine) for distressed loan management, and other trade secrets that we have developed to maintain our competitive position.

Competition

Given the diverse and specialized nature of our businesses, we do not believe we have a direct competitor for the totality of our business. We compete with a number of nationally‑focused companies in each of our businesses.

In our mortgage banking segment, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers, such as Wells Fargo, JP Morgan Chase, Bank of America, Citigroup, U.S. Bank, Quicken Loans, Nationstar Mortgage, Ocwen Financial Corporation and Walter Investment Management Corp. In our correspondent production and consumer direct businesses, we compete on the basis of product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees. In our servicing business, we compete on the basis of experience in the residential loan servicing business, quality of high‑touch special servicing and historical servicing performance, and quality of execution, especially in high‑touch special servicing.

In our investment management segment, we compete for capital with both traditional and alternative investment managers. We compete on the basis of historical track record of risk‑adjusted returns, experience of investment management team, the return profile of prospective investment opportunities and on the level of fees and expenses.

Employees

As of December 31, 2014, we, through a subsidiary, had 1,816 employees, all of whom are based in the United States. None of our employees is represented by a labor union and we consider our employee relations to be good.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks that we face. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Risks Related to Our Mortgage Banking Segment

Regulatory Risks

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition and results of operations.

Due to the highly regulated nature of the mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan production and servicing businesses and the fees that we may charge. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits.  Federal, state and local governments have recently proposed or enacted numerous new laws, regulations and rules related to mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, licensing of loan officers, loan officer compensation, secured transactions, servicing transfers, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims‑handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non‑public personal financial information of borrowers. Service providers we use must also comply with these legal requirements, including outside foreclosure counsel retained to process foreclosures.

In particular, the Dodd‑Frank Act represents a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including residential mortgage lending and servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the TILA and RESPA, aimed at improving consumer protections with respect to residential mortgage originations, including disclosures, originator compensation, minimum repayment standards, prepayment considerations appraisals and servicing requirements.

Our failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition and results of operations. In addition, our failure to comply with these laws, regulations and rules may result in reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations. Our failure to adequately supervise service providers, including outside foreclosure counsel, may also have these negative results.

The failure of the mortgage lenders from whom loans were acquired through our correspondent production program to comply with these laws, regulations and rules may also result in these adverse consequences. We have in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable law. However, we may not detect every violation of law by these mortgage lenders. While we have contractual rights to seek indemnity or repurchase from these correspondent lenders, if any of these lenders are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, financial condition and results of operations could be materially and adversely affected. In addition, our repurchase agreements that provide us with capital to purchase loans for our correspondent production business require us to make representations that the loans sold under these agreements comply with applicable law. See “Market Risks—We leverage our assets, which may materially and adversely affect our financial condition and results of operations” on page 52 for a discussion of risks related to breaches of such representations.

In addition, although they have not yet been enacted, the Federal Housing Finance Agency (“FHFA”) proposed changes to mortgage servicing compensation structures in 2011 for servicing with the GSEs, including reducing servicing fees and channeling funds toward reserve accounts for delinquent loans. Also, there continue to be changes in legislation, rulemaking and licensing in an effort to simplify the consumer mortgage experience which requires technology changes and additional implementation costs for loan originators and servicers. We expect that legislative and regulatory changes will continue in the foreseeable future, which may increase our operating expenses.

Any of these or other changes in laws or regulations could adversely affect our business, financial condition and results of operations.

The CFPB continues to be more active in its monitoring of the residential mortgage origination and servicing sectors. New rules and regulations and/or more stringent enforcement of existing rules and regulations by the CFPB could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

The CFPB officially began operation on July 21, 2011. The CFPB is charged, in part, with enforcing laws involving consumer financial products and services and is empowered with examination, enforcement and rulemaking authority. The CFPB has taken a very active role. For example, the CFPB issued a Supervision and Examination Manual and other guidelines indicating that it would send examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected.

Final regulations under the Dodd-Frank Act regarding “ability to repay” and other standards and practices were adopted by the CFPB and became effective in January 2014. Before originating a mortgage loan, a lender must determine, on the basis of certain information and according to specified criteria, that the prospective borrower has the ability to repay the loan. Lenders that issue loans meeting certain heightened underwriting requirements will be presumed to comply with the new rule with respect to these loans.

The CFPB issued final rules that took effect on January 10, 2014 amending Regulation X, which implements RESPA, and Regulation Z, which implements TILA. These final rules implement provisions of the Dodd-Frank Act regarding mortgage loan servicing including periodic billing statements, certain notices and acknowledgements, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, prompt investigation of complaints by borrowers and required additional steps to be taken before purchasing insurance to protect the lender’s interest in the property. On December 15, 2014, the CFPB proposed amendments to the servicing rules involving lender-placed insurance notices, delinquency and early intervention, loss mitigation, period statement requirements, and successors-in-interest to borrowers. Comments to the proposed rules must be received by March 16, 2015.

On August  19, 2014, the CFPB issued guidance to mortgage servicers to address potential risks to customers that may arise in connection with transfers of servicing. According to the CFPB, if a servicer is determined to have engaged in any acts or practices that are unfair, deceptive, or abusive, or that otherwise violate federal consumer financial laws and regulations, the CFPB will take appropriate supervisory and enforcement actions to address violations and seek all appropriate corrective measures, including remediation of harm to consumers. In light of the significant amount of transfers that we have undertaken and seek to undertake, we may receive additional scrutiny from the CFPB and such scrutiny may result in some or all of the types of actions described above being imposed upon our business.

On December 15, 2014, the CFPB proposed further amendments to the Regulation X and Regulation Z servicing rules relating to force-placed insurance notices, delinquency and early intervention, loss mitigation, periodic statement requirements and successors-in-interest to borrowers.

Regulations promulgated under the Dodd-Frank Act or by the CFPB and actions by the CFPB could materially and adversely affect the manner in which we or PLS conduct our or PLS’ business, result in heightened federal regulation and oversight of our or PLS’ business activities, and in increased costs and potential litigation associated with our or PLS’ business activities.

Our or PLS’ failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us or PLS to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our or PLS’ business, financial position, results of operations or cash flows and our ability to make distributions to our shareholders.

We are highly dependent on U.S. government‑sponsored entities, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial position and results of operations.

Our ability to generate revenues through mortgage loan sales depends to a significant degree on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage‑backed securities (“ MBS”), in the secondary market. These Agencies play a critical role in the mortgage industry and we have significant business relationships with many of them. Presently, almost all of the newly originated conforming loans that we originate directly with borrowers or assist PMT in acquiring from mortgage lenders through our correspondent production program qualify under existing standards for inclusion in mortgage securities backed by Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these Agencies on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could adversely affect our business and prospects. Their roles could be significantly reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as continued increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase requests and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other seller/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans in our correspondent production activities, and the performance, liquidity and market value of our investments.

Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. If Fannie Mae and Freddie Mac are adversely affected by events such as ratings downgrades, their inability to obtain any necessary government funding and capital, their lack of success in resolving repurchase requests to their lenders, foreclosure problems and delays and problems with mortgage insurers, Fannie Mae and Freddie Mac could suffer losses and could fail to honor their guarantees and other obligations. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their financial condition, the level of their activity in the primary or secondary mortgage markets or in their underwriting criteria could materially and adversely affect our business, liquidity, financial position, results of operations and our ability to make distributions to our shareholders.

Our ability to generate revenues from newly originated loans that we assist PMT in acquiring through its correspondent production program is highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non‑bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have begun approving new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these lenders choose to sell directly to the Agencies rather than through loan aggregators like us, the number of loans available for purchase by aggregators is reduced, which could materially and adversely affect our business and results of operations. Similarly, to the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

Changes in Agency guidelines or guarantees could adversely affect our business, financial condition and results of operations.

We are required to follow specific guidelines that impact the way that we service and originate Agency loans, including guidelines with respect to:

•	credit standards for mortgage loans;
•	our staffing levels and other servicing practices;
•	the servicing and ancillary fees that we may charge;
•	our modification standards and procedures; and
•	the amount of non‑reimbursable advances.

In particular, the FHFA has directed Fannie Mae and Freddie Mac to align their guidelines for servicing delinquent mortgages that they own or that back securities which they guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, the FHFA has directed Fannie Mae and Freddie Mac to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations.

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

In addition, changes in the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the insurance provided by the FHA could also have broad adverse market implications. The guarantee fees that we are required to pay to the Agencies for these guarantees have increased significantly over time and any future increases in these fees or the premiums we are required to pay the FHA for insurance would adversely affect our business, financial condition and results of operations.

Our inability to meet certain net worth and liquidity requirements imposed by Ginnie Mae, Fannie Mae or Freddie Mac could have a material adverse effect on our business, financial condition and results of operation.

On October 2014, Ginnie Mae announced several new issuer requirement changes, as well as a new issuer scorecard as part of an overall effort to ensure that Ginnie Mae’s MBS guarantee program continues to be flexible and available to as many entities as possible.  The issuer scorecard will enable issuers to better understand and comply with Ginnie Mae expectations and provide issuers with a framework and methodology from which they can gauge their effectiveness against a pre-determined set of Ginnie Mae metrics as well as how they rank against their peers.  The new Ginnie Mae financial requirements include net worth and liquid asset criteria for single-family issuers, as well as issuers participating in more than one MBS program.  Issuers approved on or before December 31, 2014 will be required to meet the new requirements beginning December 31, 2015. In order for an MSR bulk transfer to be approved by Ginnie Mae after January 1, 2015, the acquiring issuer will have to meet the new requirements. In order for an MSR flow transfer arrangement to be approved by Ginnie Mae, the acquiring issuer also will have to meet the new requirements.

On January 30, 2015, FHFA proposed new minimum financial eligibility requirements for GSE seller/servicers.  These newly proposed eligibility requirements align the minimum financial requirements for mortgage seller/servicers to do business with the GSEs.  Freddie Mac and Fannie Mae, at the direction of and in consultation with FHFA, undertook an extensive review of financial risks that the GSEs face from doing business with their sellers and servicers.  Based on this analysis, FHFA has proposed minimum financial requirements, including net worth, capital ratio and liquidity criteria, in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service GSE loans to cover the financial risks.  FHFA has released the proposed criteria to provide greater transparency, clarity and consistency to industry participants and other stakeholders.  FHFA anticipates that the proposed minimum financial requirements will be finalized in the second quarter of 2015, and will be effective six months after they are finalized.

If these new net worth and liquidity requirements are more restrictive than we anticipate, our ability to enter into certain transactions might be impaired which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Changes to government mortgage modification and refinance programs could adversely affect our future revenues and costs.

Under HAMP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any modification plans that it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. While we participate in and dedicate numerous resources to HAMP, changes in legislation or regulation regarding HAMP or any other government mortgage modification program or changes in the requirements necessary to qualify for modifications refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase our operating costs and the expense of our participation in such programs.

On October 24, 2011, the FHFA announced changes to the existing Home Affordable Refinance Program (“HARP”) for certain loans sold to Fannie Mae and Freddie Mac prior to May 31, 2009. The changes to HARP are designed to increase the number of mortgage loans eligible for refinancing under the program and have meaningfully increased industry‑wide loan production volumes. These changes and any additional changes that may be enacted to increase refinancing eligibility under this program will likely increase mortgage loan prepayment speeds, which would have an unfavorable impact on the valuation of our MSRs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

HAMP and HARP are currently scheduled to expire on December 31, 2015. If HAMP or HARP is not extended, this could decrease our revenues, which would adversely affect our business, financial condition and results of operations.

HARP allows us to refinance loans with an LTV greater than 100%. This program, and the FHA’s short refinance program, allow us to refinance loans to existing borrowers who have little or negative equity in their homes. The FHA’s short refinance program is scheduled to expire on December 31, 2016, and the expiration of that program or changes in legislation or regulations regarding that program or the Making Home Affordable Program (“MHA”) could reduce our volume of refinancing originations to borrowers with little or negative equity in their homes.

Changes to HAMP, HARP, the MHA and other similar programs could adversely affect our future revenues and costs.

Unlike competitors that are federally chartered banks, we are subject to the licensing and operational requirements of states and other jurisdictions that result in substantial compliance costs, and our business would be adversely affected if we lose our licenses.

Because we are not a federally chartered depository institution, we do not benefit from exemptions to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and regulatory changes may increase our costs through stricter licensing laws, disclosure laws or increased fees or may impose conditions to licensing that we or our personnel are unable to meet.

In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to mortgage servicers and mortgage originators. These rules and regulations generally provide for licensing as a mortgage servicer, mortgage originator, loan modification processor/underwriter, or third‑party debt default specialist (or a combination thereof), requirements as to the form and content of contracts and other documentation, licensing of our employees and independent contractors with whom we contract, and employee hiring background checks. They also set forth restrictions on advertising and collection practices and disclosure and record‑keeping requirements, and they establish a variety of borrowers’ rights. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees, that we may charge to borrowers. This could make our business cost‑prohibitive in the affected state or states and could materially affect our business.

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

Government inquiries into foreclosure and bankruptcy practices and the associated delays could result in additional compliance costs on our servicing business, and may adversely impact our results of operations, financial condition and business.

In connection with allegations of irregularities in foreclosure and bankruptcy processes, including so-called “robo-signing” by mortgage loan servicers, certain state Attorneys General, court administrators and government agencies, as well as federal and state government representatives, have issued letters of inquiry about policies and procedures and requested suspension of foreclosure and bankruptcy proceedings against certain mortgage servicers, especially with respect to notarization, affidavit and notice procedures.  Most recently, on March 3, 2015, a U.S. Bankruptcy Court in Michigan entered an order approving a settlement between the United States Trustee Program and a major bank  in which the bank agreed to pay over $50 million as a result of, among other things, filing payment change notices with bankruptcy courts by employees who had not verified the accuracy of the notices.  If similar administrative, judicial or legislative actions are taken by federal or state regulators, court administrators or government entities against us, we may be subjected to fines and other sanctions, including foreclosure or bankruptcy moratoria, suspensions or delays.

Also, on February 9, 2012, federal and state agencies announced a $25 billion settlement with the five largest banks that resulted from investigations of foreclosure practices, which is referred to as the National Mortgage Settlement (the “Settlement”). As part of the Settlement, the banks agreed to comply with various servicing standards relating to foreclosure and bankruptcy proceedings, documentation of borrowers’ account balances, chain of title, and evaluation of borrowers for loan modifications and short sales as well as servicing fees and the use of force-placed insurance.

Although we are not a party to the Settlement, we are required to comply with certain material requirements and terms where, among other things, (i) we subservice loans in certain circumstances for the mortgage servicers that are parties to the Settlement, (ii) the agencies begin to enforce the Settlement by looking downstream to our arrangement with certain mortgage servicers, (iii) the MSR owners for whom we subservice loans or the mortgage loan sellers from whom we or our Advised Entities purchase loans request that we comply with certain aspects of the Settlement, or (iv) we otherwise find it prudent to comply with certain aspects of the Settlement. In addition, the practices set forth in the Settlement may be adopted by the industry as a whole, forcing us to comply with them in order to follow standard industry practices, or may become required by our servicing agreements. While we have made and continue to make changes to our operating policies and procedures in light of the Settlement, further changes could be required and changes to our servicing practices may increase compliance and operating costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.

We may be subject to liability for potential violations of various lending laws, which could adversely impact our results of operations, financial condition and business.

Mortgage loan originators and servicers operate in a highly regulated industry and are required to comply with various federal, state and local laws and regulations, including anti‑predatory lending laws and laws and regulations imposing certain restrictions and requirements on “high cost” loans. To the extent these originators or servicers fail to comply with applicable law and any of their mortgage loans become part of our assets, it could subject us, as an assignee or purchaser of the related mortgage loans, to monetary penalties or other losses and could result in the borrowers rescinding the affected mortgage loans. Further, if any of our loans are found to have been originated, serviced or owned by us or a third party in violation of applicable law, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses, any of which could adversely impact our business, financial condition, liquidity and results of operations.

We may be subject to certain banking regulations that may limit our business activities.

As of December 31, 2014, PNC Financial Services Group, Inc., or PNC, owned approximately 21% of the outstanding voting common shares of BlackRock Inc. Based on PNC’s interests in and relationships with BlackRock, Inc., BlackRock, Inc. is deemed to be a non‑bank subsidiary of PNC. BlackRock, Inc. is an affiliate of BlackRock Mortgage Ventures, LLC, or BlackRock, which is one of our largest equity holders. Due to these relationships, we are deemed to be a non‑bank subsidiary of PNC, which is regulated as a financial holding company under the Bank Holding Company Act of 1956, as amended. As a non‑bank subsidiary of PNC, we may be subject to certain banking regulations, including the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Such banking regulations could limit the activities and the types of businesses that we may conduct. The Federal Reserve has broad enforcement authority over financial holding companies and their subsidiaries. The Federal Reserve could exercise its power to restrict PNC from having a non‑bank subsidiary that is engaged in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity. The Federal Reserve may also impose substantial fines and other penalties for violations that we may commit. To the extent that we are subject to banking regulation, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations.

In addition, provisions of the Dodd‑Frank Act referred to as the “Volcker Rule” restrict bank holding companies and their affiliates from sponsoring, investing in and conducting certain transactions with certain investment funds, including hedge funds and private equity funds (collectively “covered funds”). The Volcker Rule also restricts proprietary trading, which affects certain hedging activities. The Volcker Rule applies to us by virtue of our affiliation with PNC through BlackRock. On December 10, 2013, the regulatory agencies responsible for enforcing the Volcker Rule issued implementing regulations that became effective April 1, 2014, but there is a conformance period, currently set to end on July 21, 2015, during which banking entities subject to the Volcker Rule may conform their investments and activities to the requirements of the Volcker Rule. The Volcker Rule limits our ability to sponsor or manage covered funds and to make and retain investments in covered funds, and limits investments in certain covered funds by our employees, among other restrictions. We believe that none of the funds that we currently manage, including the Investment Funds or PMT, are “covered funds.” However, if the Investment Funds or PMT were to be “covered funds” as defined, then, among other consequences, certain transactions between us and the Advised Entities could be limited or required to be restructured. These limitations and restrictions could disadvantage us against those competitors that are not subject to the Volcker Rule in the ability to manage covered funds and to retain employees.

Our future originations and investments in commercial mortgage loans and other commercial real estate-related loans are dependent upon the success of the multifamily and commercial real estate sectors and may be affected by conditions that could materially adversely affect our business and results of operations.

We expect to originate loans and acquire real estate assets secured by multifamily and commercial properties. The profitability of these business activities will be closely tied to the overall success of the multifamily and commercial real estate market. Various changes in real estate conditions may impact the multifamily and commercial real estate sectors. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations. These conditions include:

•	oversupply of, or a reduction in demand for, multifamily housing and commercial properties;

•

a favorable single-family real estate or interest rate environment that may result in a significant number of potential residents of multifamily properties deciding to purchase homes instead of renting;

•	rent control or stabilization laws, or other laws regulating multifamily housing, which could affect the profitability of multifamily developments;

•	the inability of residents or tenants to pay rent;

•

increased competition in the multifamily and commercial real estate sectors based on considerations such as the attractiveness, location, rental rates, amenities and safety record of various properties; and

•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs.

Moreover, other factors may adversely affect the multifamily and commercial real estate sectors, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the potential liability under environmental and other laws, delinquency, foreclosure and other unforeseen events. Any or all of these factors could negatively impact the multifamily and commercial real estate sectors and, as a result, reduce the demand for our products and services. Any such reduction could materially and adversely affect us.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator was responsible for, or aware of, the release of such hazardous substances. The presence of hazardous substances may also adversely affect an owner’s ability to sell real estate, borrow using real estate as collateral or make debt payments to us. In addition, if we take title to a property, the presence of hazardous substances may adversely affect our ability to sell the property, and we may become liable to a governmental entity or to third parties for various fines, damages or remediation costs. Any of these liabilities or events may materially and adversely affect the value of the relevant asset and/or our business, financial condition, liquidity and results of operations.

Market Risks

Our mortgage banking revenues are highly dependent on macroeconomic and United States real estate market conditions.

Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, geopolitical issues and the availability and cost of credit have contributed to increased volatility and unclear expectations for the economy in general and the real estate and mortgage markets in particular going forward. Since 2006, United States residential housing values have declined by approximately 14% according to the seasonally adjusted S&P/Case‑Shiller 20-City Home Price Index, and the volume of newly originated mortgages has decreased by approximately 58%. While national housing values have increased in the last 12 months, these conditions may not have stabilized or they may worsen. A destabilization of the real estate and mortgage markets or deterioration in these markets may reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we originate or acquire, either at a profit or at all. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

We may not be able to continue to grow our loan production volume, which could negatively affect our business, financial condition and results of operations.

Our loan production operations consist of our consumer direct originations program, in which we originate mortgage loans directly with borrowers through telephone call centers or the Internet, and our correspondent production program, in which we facilitate the acquisition by PMT from correspondent sellers of newly originated mortgage loans that have been underwritten to our standards and, in the case of government loans, acquire such loans from PMT.

Our correspondent production program is relationship driven. As of December 31, 2014, we worked with 344 approved mortgage lenders, but these lenders are not contractually obligated to do business with us or PMT, and our competitors also have relationships with these lenders and actively compete with us in our efforts to expand PMT’s network of approved mortgage lenders. In order to increase our loan production volume, we will need to not only maintain PMT’s existing relationships, but also develop PMT’s relationships with additional mortgage lenders. To date, we have grown our loan production volumes with mortgage lenders on the basis of our product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees. If we are not able to consistently maintain these qualities of execution, our reputation and existing relationships with mortgage lenders could be damaged. We may not be able to maintain PMT’s existing relationships or develop new relationships with mortgage lenders or our new mortgage products may not gain widespread acceptance.

Our current volume of consumer direct originations, which is based in large part on the refinancing of existing mortgage loans that we service, is highly dependent on interest rates and government mortgage modification programs and may decline if interest rates increase or these programs are terminated. Our non-servicing portfolio consumer direct originations platform may not succeed because of the referral‑driven nature of our industry. For example, the origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home buying process such as real estate agents and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our purchase money mortgage loan volume and, thus, our consumer direct originations business. We may not be successful in establishing such relationships. In addition, to grow our consumer direct originations business, we will need to convert leads regarding prospective borrowers into funded loans, the success of which depends on the pricing we offer relative to the pricing of our competitors and our operational ability to process, underwrite and close loans. Institutions that compete with us in this regard may have significantly greater access to capital or resources than we do, which may give them the benefit of a lower cost of operations.

Our correspondent production and consumer direct origination businesses are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volume, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. We believe that changes in supply and demand within the marketplace have been driving lower margins in recent periods, which is reflected in our results of operations and in our gains on mortgage loans held for sale. If we are unable to grow our loan production volumes or if our margins become compressed, then our business, financial condition and results of operations could be adversely affected.

The industry in which we operate is highly competitive, and is likely to become more competitive, and decreased margins resulting from increased competition or our inability to compete successfully could adversely affect our business, financial condition and results of operations.

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

Competition in servicing mortgage loans and in originating or acquiring newly originated mortgage loans comes from large commercial banks and savings institutions and other independent mortgage servicers and originators. Many of these institutions have significantly greater resources and access to capital than we do, which may give them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our loan production and servicing models. For example, other non‑bank loan servicers may try to leverage their servicing relationships and expertise to develop or expand a loan origination business. Since the withdrawal of a number of large participants from these markets following the financial crisis in 2008, there have been relatively few large non‑bank participants. As more non‑bank entities enter these markets, our mortgage banking businesses may generate lower margins in order to effectively compete.

In addition, technological advances and heightened e‑commerce activities have increased consumers’ accessibility to products and services. This has intensified competition among banks and non‑banks in offering mortgage loans. We may be unable to compete successfully in our industries and this could materially adversely affect our business, financial condition and results of operations.

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

The following are the material risks we face related to decreases in prevailing interest rates:

•

a decrease in prevailing interest rates may cause more borrowers to refinance existing loans that we service or may cause the expected volume of refinancings to increase, which would require us to record decreases in fair value and a higher level of amortization, impairment or both on our MSRs; and

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

Any of the increases or decreases discussed above could have a material adverse effect on our business, financial condition or results of operations.

We may be unable to obtain sufficient capital and liquidity to meet the financing requirements of our business.

We will require new and continued debt financing to facilitate our anticipated growth. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to borrow money. We are generally required to renew our financing arrangements each year, which exposes us to refinancing and interest rate risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:

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

If we are unable to obtain sufficient capital to meet our financing requirements of our business, our financial condition and results of operations would be materially and adversely affected.

We leverage our assets, which may materially and adversely affect our financial condition and results of operations.

We currently leverage and, to the extent available, we intend to continue to leverage our consumer direct lending operations and our acquisitions of government‑insured loans from PMT through borrowings under repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to lenders, which are the repurchase agreement counterparties, and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. The cash that we receive from a lender when we initially sell the assets to that lender is less than the fair value of those assets (this difference is referred to as the haircut), so if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming that there was no change in the fair value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new fair value of the collateral to reflect current market conditions. If a counterparty lender determines that the fair value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

Unlike banks, we are not subject to regulatory restrictions on the amount of our leverage. Our total borrowings are only restricted by covenants in our repurchase and other borrowing agreements, minimum capital requirements mandated by the Agencies pursuant to seller/servicer arrangements, and market conditions.  Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to repurchase the assets that we have sold to the lenders under our repurchase agreements.

Our existing repurchase agreements also impose financial and non‑financial covenants and restrictions on us that limit the amount of indebtedness that we may incur, impact our liquidity through minimum cash reserve requirements, and impact our flexibility to determine our operating policies and investment strategies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In our repurchase and other borrowing agreements, we agree to certain covenants and restrictions and we make representations about the loans sold under these agreements, including that the loans were originated in compliance with applicable law. If we default on our obligations under a repurchase agreement or breach our representations and are unable to cure, the lender may be able to terminate the transaction or its commitments, accelerate any amounts outstanding, require us to post additional collateral or repurchase the loans, and cease entering into any other repurchase transactions with us. Because our repurchase agreements typically contain cross‑default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default, thereby exposing us to a variety of lender remedies, such as those described above, and potential losses arising therefrom. Any losses that we incur on our repurchase agreements could materially and adversely affect our financial condition and results of operations.

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

In addition, we may fail to recalculate, re‑adjust and execute hedges in an efficient manner. Any hedging activity, which is intended to limit losses, may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. A liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, the degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not establish an effective correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such ineffective correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our derivative agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could have a material adverse effect on our business, financial condition and results of operations.

We use estimates in determining the fair value of our MSRs, which are highly volatile assets with continually changing values. If our estimates of their value prove to be inaccurate, we may be required to write down the values of the MSRs which could adversely affect our financial condition and results of operations.

The value of our MSRs is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include prepayment speeds, changes in interest rates and other market conditions, which affect the number of loans that are repaid or refinanced and thus no longer result in cash flows, and the number of loans that become delinquent.

We use internal financial models that utilize our understanding of inputs and assumptions used by market participants to value our MSRs for purposes of financial reporting and for purposes of determining the price that we pay for portfolios of MSRs and to acquire loans for which we will retain MSRs. These models are complex and use asset‑specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our inputs and the results of the models.

If loan delinquencies or prepayment speeds are higher than anticipated or other factors perform worse than modeled, the recorded value of certain of our MSRs may decrease, which would adversely affect our financial condition and results of operations.

Increases in delinquencies and defaults may adversely affect our business, financial condition and results of operations.

Falling home prices across the United States may result in higher loan‑to‑value ratios (“LTVs”), lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. Many borrowers do not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume or growth of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments. Further, despite recent increases, interest rates have remained near historical lows for an extended period of time. Borrowers with adjustable rate mortgage loans must make larger monthly payments when the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates to the rates computed in accordance with the applicable index and margin. Increases in monthly payments may increase the delinquencies, defaults and foreclosures on a significant number of the loans that we service.

Increased mortgage delinquencies, defaults and foreclosures may result in lower revenue for loans that we service for the Agencies because we only collect servicing fees from the Agencies for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income that we receive on cash held in collection and other accounts because there is less cash in those accounts. Also, increased mortgage defaults may ultimately reduce the number of mortgages that we service.

Increased mortgage delinquencies, defaults and foreclosures will also result in a higher cost to service those loans due to the increased time and effort required to collect payments from delinquent borrowers and to acquire and liquidate the properties securing the loans or otherwise resolve loan defaults if payment collection is unsuccessful, and only a portion of these increased costs are recoverable under our servicing agreements. Increased mortgage delinquencies, defaults and foreclosures may also result in an increase in our interest expense and affect our liquidity as a result of borrowing under our credit facilities to fund an increase in the advances we are obligated to make to fulfill our obligations to MBS holders and to protect our investors’ interests in the properties securing the delinquent mortgage loans.

A disruption in the MBS market could materially and adversely affect our business, financial condition and results of operations.

Certain loans that we produce are pooled into Fannie Mae, Freddie Mac or Ginnie Mae MBS. Disruptions in the general MBS market have occurred in the past. Any significant disruption or period of illiquidity in the general MBS market would directly affect our own liquidity and the liquidity of PMT because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could have a material adverse effect on our business, financial condition and results of operations.

The geographic concentration of our servicing portfolio may decrease the value of our MSRs and adversely affect our consumer direct business, which would adversely affect our financial condition and results of operations.

As of December 31, 2014, approximately 32% of the aggregate outstanding loan balance in our servicing portfolio was secured by properties located in California.  To the extent that California or other states in which we have greater concentrations of business in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, such concentration may decrease the value of our MSRs and adversely affect our consumer direct business. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost‑prohibitive, we may be required to stop doing business in those states or may be subject to higher cost of doing business in those states, which could have a material adverse effect on our business, financial condition and results of operations.

Related Party Risks

We rely on PMT as a significant source of financing for, and revenue related to, our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, would adversely affect our business, financial condition and results of operations.

PMT is the counterparty that currently acquires all of the newly originated mortgage loans in connection with our correspondent production businesses. A significant portion of our income is derived from a fulfillment fee earned in connection with PMT’s acquisition of conventional loans. We are able to conduct our correspondent production business without having to incur the significant additional debt financing that would be required for us to purchase those loans from the originating lender. In the case of government‑insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account, typically by pooling the federally insured or guaranteed loans together into an MBS which Ginnie Mae guarantees. We earn interest income and gains or losses during the holding period and upon the sale of these securities, and we retain the MSRs with respect to the loans. If this relationship with PMT was terminated by PMT or PMT reduced the volume of these loans that it acquires for any reason, we would have to acquire these loans from the correspondent sellers for our own account, something that we may be unable to do, or enter into another similar counterparty arrangement with a third party, which we may not be able to enter into on terms that are as favorable to us, or at all. Also, the management agreement, the mortgage banking and warehouse services agreement and certain of the other agreements that we have entered into with PMT contain cross‑termination provisions that allow PMT to terminate one or more of those agreements under certain circumstances where another one of such agreements is terminated. Accordingly, the termination of this relationship with PMT, or a material change in the terms thereof that is adverse to us, would likely have a material adverse effect our business, financial condition and results of operations.

We expect that PMT will continue to qualify as a REIT for U.S. federal income tax purposes. However, it is possible that PMT may not meet the requirements for qualification as a REIT. If PMT were to lose its REIT status, corporate-level income taxes, including alternative minimum taxes, would apply to all of PMT's taxable income at federal and state tax rates, thereby potentially impairing PMT’s financial position and its ability to raise capital, which could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our loan servicing operations are conducted pursuant to subservicing contracts with PMT, and any termination by PMT of these contracts, or a material change in the terms thereof that is adverse to us, would adversely affect our business, financial condition and results of operations.

PMT, as the owner of a substantial number of all of the MSRs or whole loans that we subservice, may, under certain circumstances, terminate our subservicing contract with or without cause, in some instances with little notice and little to no compensation. Upon any such termination, it would be difficult to replace such a large volume of subservicing in a short period of time, or perhaps at all. Accordingly, we may not generate as much revenue from subservicing for other third parties. If we were to have our subservicing terminated by PMT, or if there was a change in the terms under which we perform subservicing for PMT that was material and adverse to us, this would have a material adverse effect on our business, financial condition and results of operations.

PMT has an exclusive right to acquire the loans that are produced through our correspondent production program, which may limit the revenues that we could otherwise earn in respect of those loans.

Our mortgage banking and warehouse services agreement with PMT requires PLS to provide fulfillment services for correspondent production activities exclusively to PMT as long as PMT has the legal and financial capacity to purchase correspondent loans. As a result, unless PMT sells some of these loans back to us, the revenue that we earn with respect to these loans will be limited to the fulfillment fees that we earn in connection with the production of these loans, which may be less than the revenues that we might otherwise be able to realize by acquiring these loans ourselves and selling them in the secondary loan market.

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

As a condition of our sale of the ESS, PMT was required to subordinate its interests in the ESS to those of the applicable Agency. With respect to our Ginnie Mae MSRs, our interest is also subordinated to the rights of Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse”) under a loan and security agreement, pursuant to which Credit Suisse has a blanket lien on all of our Ginnie Mae MSRs (including the ESS we sell to PMT and record as a financing). Credit Suisse also required PMT to enter into a security and subordination agreement with respect to the acquired ESS, pursuant to which it acknowledges Credit Suisse’s blanket lien. The security and subordination agreement contains certain trigger events applicable to PMT, including breaches of its representations, warranties or covenants and defaults under other of its credit facilities that would require us to either (i) repay in full the outstanding loan amount under our loan and security agreement or (ii) repurchase the ESS from PMT at fair market value. To the extent we are unable to repay the loan under our loan and security agreement or repurchase the ESS, an event of default would exist under the loan and security agreement, thereby entitling Credit Suisse to liquidate the ESS and the related MSRs. As a result, a default by PMT under its security and subordination agreement that requires us to repay our loan and security agreement or repurchase the ESS, or that results in a loss of our Ginnie Mae MSRs, could have a material adverse effect on our business, financial condition and results of operations.

Credit Suisse may also liquidate the ESS along with our related Ginnie Mae MSRs to the extent there exists an event of default under our loan and security agreement. In the event PMT’s ESS is liquidated as a result of certain of our actions or inactions, we generally would be required to indemnify PMT under the applicable spread acquisition agreement. A claim by PMT for the loss of its ESS as a result of our actions or inactions would likely be significant in size and could have a material adverse effect on our business, financial condition and results of operations.

Other Risks

We may be required to indemnify the purchasers of loans that we originate, acquire or assist in the fulfillment of, or repurchase those loans, if those loans fail to meet certain criteria or characteristics or under other circumstances.

Our contracts with purchasers of newly originated loans that we fund through our consumer direct program or acquire from PMT contain provisions that require us to indemnify the purchaser of the related loans or repurchase those loans under certain circumstances. Our contracts contain provisions that generally require us to indemnify or repurchase these loans if:

•	our representations and warranties concerning loan quality and loan characteristics are inaccurate; or
•	the loans fail to comply with underwriting or regulatory requirements in the current dynamic regulatory environment.

We believe that, as a result of the current market environment, many purchasers of mortgage loans, including the Agencies, are particularly aware of the conditions under which loan originators or sellers must indemnify them against losses related to purchased loans, or repurchase those loans, and would benefit from enforcing any repurchase remedies they may have. Our loan sale agreements with purchasers, including the Agencies, include provisions permitting purchasers to demand that we indemnify them for losses suffered in connection with loans sold that were originated in violation of applicable law or with other defects or demand repurchase of such loans. Repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the UPB. In certain cases, we would have contractual rights to recover from the mortgage lenders from whom loans were acquired through our correspondent production program some or all of the amount paid by us in connection with this indemnification, or contractual rights to cause these mortgage lenders to repurchase these loans from us. Depending on the volume of repurchase and indemnification requests, some of these mortgage lenders may not be able to financially fulfill their obligation to indemnify us or repurchase loans from us. If a material amount of recovery cannot be obtained from these mortgage lenders, our business, financial condition and results of operations could be materially and adversely affected. Although this exposure cannot be quantified with certainty, to recognize these potential indemnification and repurchase losses, we have recorded a liability of $13.3 million as of December 31, 2014. Because of the increase in our loan production since 2010, we expect that indemnification and repurchase requests are likely to increase. Should home values decrease, our realized loan losses from loan indemnifications and repurchases may increase as well. As such, our indemnification and repurchase costs may increase beyond our current expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Gains on Mortgage Loans Held for Sale at Fair Value.”

In addition, our mortgage banking and warehouse services agreement with PMT requires us to indemnify it with respect to loans for which we provide fulfillment services in certain instances. If we are required to indemnify PMT, or other purchasers against loans, or repurchase loans, that result in losses that exceed our reserve, this could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties in our consumer direct and correspondent production activities, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could have a material adverse effect on our business, financial condition and results of operations.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our liquidity, business, financial condition and results of operations.

During any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our MSRs to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. If we receive requests for advances in excess of amounts that we are able to secure from our advance credit facility or, in the case of loans that we subservice, from the owner of the MSRs and loans, we may not be able to fund these advance requests, which could materially and adversely affect our loan servicing business. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition and results of operations.

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

Our failure to deal appropriately with various issues that may give rise to reputational risk, including conflicts of interest, legal and regulatory requirements, and negative publicity involving certain of our officers, could cause harm to our business and adversely affect our earnings.

Maintaining our reputation is critical to attracting and retaining clients, customers, trading counterparties, investors and employees.  If we fail to deal with, or appear to fail to deal with various issues that may give rise to reputational risk, we could significantly harm our business prospects and earnings.  Such issues include, but are not limited to, conflicts of interest, legal and regulatory requirements, negative public opinion involving certain of our officers, and any of the other risks discussed in this Item 1A.

Certain of our officers also serve as officers of PMT. As we expand the scope of our businesses, we increasingly confront potential conflicts of interest relating to investment activities that we manage for our clients.  In addition, investors may perceive conflicts of interest regarding investment decisions for funds in which certain of our officers have made and may continue to make personal investments. Similarly, conflicts of interest may exist regarding decisions about the allocation of specific investment opportunities between funds in which we receive an allocation of profits as the general partner and funds in which we do not.

The SEC and certain regulators have increased their scrutiny of potential conflicts of interest, and as we experience growth in our businesses, we must continue to monitor and mitigate or otherwise address any conflicts between our interests and those of our clients. We have implemented procedures and controls to be followed when real or potential conflicts of interest arise, but it is possible that potential or perceived conflicts could give rise to the dissatisfaction of, or litigation by, investors in our Advised Entities or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Reputational risk incurred in connection with conflicts of interest could negatively affect our business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain clients, customers, trading counterparties, investors and employees and adversely affect our results of operations.

Certain of our executive officers are former executive officers and senior managers of Countrywide Financial Corporation, which has been the subject of various investigations and lawsuits and ongoing negative publicity. Any existing or future investigations, litigation or negative publicity involving Countrywide, or our officers as a result of their former association with that entity, may generate negative publicity or media attention for us or adversely impact our business.

Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business and can result from a number of factors. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. These factors can tarnish or otherwise strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading counterparties and employees and adversely affect our results of operations.

Challenges to the MERS® System could materially and adversely affect our business, results of operations and financial condition.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc., or MERS, a wholly‑owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We may choose under certain circumstances to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry.

Several legal challenges in the courts and by governmental authorities have been made disputing MERS’s legal standing to act as nominee for lenders in mortgages and deeds of trust recorded in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. Although most legal decisions have accepted MERS as mortgagee, these challenges could result in delays and additional costs in commencing, prosecuting and completing foreclosure proceedings, conducting foreclosure sales of mortgaged properties, and submitting proofs of claim in borrower bankruptcy cases.

We may not realize all of the anticipated benefits of potential future acquisitions of MSRs, which could adversely affect our business, financial condition and results of operations.

Our ability to realize the anticipated benefits of potential future acquisitions of servicing portfolios will depend, in part, on our ability to appropriately service any such assets. The process of acquiring these assets may disrupt our business and may not result in the full benefits expected. The risks associated with these acquisitions include, among others, unanticipated issues in integrating information regarding the new loans to be serviced into our information technology systems, and the diversion of management’s attention from other ongoing business concerns. We have also recently seen increased scrutiny by the Agencies and regulators with respect to large servicing acquisitions, the effect of which could reduce the willingness of selling institutions to pursue MSR sales and/or impede our ability to complete MSR acquisitions. Moreover, if we inappropriately value the assets that we acquire or the fair value of the assets that we acquire declines after we acquire them, the resulting charges may negatively affect the carrying value of the assets on our balance sheet and our earnings. See “We use estimates in determining the fair value of our MSRs, which are highly volatile assets with continually changing values. If our estimates of their value prove to be inaccurate, we may be required to write down the values of the MSRs which could adversely affect our financial condition and results of operations.” Furthermore, if we incur additional indebtedness to finance an acquisition, the acquired servicing portfolio may not be able to generate sufficient cash flow to service that additional indebtedness. Unsuitable or unsuccessful acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Our prime servicing portfolio, which consists primarily of recently originated loans, has a limited performance history, which makes our future results of operations more difficult to predict.

The likelihood of mortgage delinquencies and defaults, and the associated risks to our business, including higher costs to service such loans and a greater risk that we may incur losses due to repurchase or indemnification demands, change as loans season, or increase with age. Newly originated loans typically exhibit low delinquency and default rates as the changes in economic conditions, individual financial circumstances and other factors that drive borrower delinquency often do not appear for months or years. Highly seasoned loan portfolios, in which borrowers have demonstrated years of performance on their mortgage payments, also tend to exhibit low delinquency and default rates. Most of the loans in our prime servicing portfolio were originated in the years 2010 through 2014. As a result, we expect the delinquency rate and defaults in the prime servicing portfolio to increase in future periods as the portfolio seasons, but we cannot predict the magnitude of this impact on our results of operations. In addition, because most of the loans in our portfolios were originated after the recent financial crisis, it may be difficult to compare our business to our competitors and others that have weathered the economic difficulties in our industry over the last several years.

Risks Related to our Investment Management Segment

Market conditions could reduce the fair value of the assets that we manage, which would reduce our management and incentive fees.

Volatile market conditions could adversely affect our investment management segment in many ways, including by reducing the fair value of our assets under management, which could materially reduce our management fee and incentive fee revenues and adversely affect our financial condition. A significant portion of the fees that we earn under our investment management agreements with clients are based on the fair value of the assets that we manage. The fair values of the securities and other assets held in the portfolios that we manage and, therefore, our assets under management may decline due to any number of factors beyond our control, including, among others, a declining housing, changes to interest rates, stock or bond market, a general economic downturn, political uncertainty or acts of terrorism. The economic outlook cannot be predicted with certainty and we continue to operate in a challenging business environment. If market conditions cause a decline in the fair value of the assets that we manage, that decline in fair value could result in lower management fees and potentially lower incentive fees resulting from reduced performance under our management contracts with our Advised Entities. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced and our business will be negatively affected.

The historical returns on the assets that we select and manage for our clients, and our resulting management and incentive fees, may not be indicative of future results.

The historical returns of the assets that we manage should not be considered indicative of the future returns on those assets or future returns on other assets that we may select for investment by our Advised Entities. The investment performance that is achieved for the assets that we manage varies over time and the variance can be significant. Accordingly, the management and incentive fees that we have earned in the past based on those returns should not be considered indicative of the management or incentive fees that we may earn in the future from managing those same assets or from managing other assets for our Advised Entities. A decline in the investment performance of our managed assets will also adversely affect our ability to attract and retain clients.

We currently, and in the future may, manage assets for a small number of clients, the loss of any one of which could significantly reduce our management and incentive fees and have a material adverse effect on our results of operations.

We currently manage the assets of the Advised Entities, and the majority of our management and incentive fees result from our management of PMT. The management contract that we have entered into with PMT cannot be terminated without cause (other than pursuant to cross‑termination provisions contained in other agreements that we have entered into with PMT) prior to February 1, 2017 without the payment of a termination fee. However, the termination of such contract and the loss of PMT as a client would significantly affect our investment management segment and negatively impact our management fees, and could have a material and adverse effect on our results of operations and financial condition. Also, because the management agreements we have entered into with the Investment Funds and PMT were negotiated between related parties without the benefit of the type of negotiations normally conducted with unaffiliated third parties, the terms of these agreements, including the fees payable to us, may prove to be more favorable to us than they would be if these agreements had been negotiated with unaffiliated third parties. Accordingly, we may not generate as much revenue from management agreements that we enter into with other third parties. In addition, the Investment Funds are limited‑life funds that were established in 2008 with commitment periods that ended in 2011 and terms that end in December 2016 with the possibility of three one‑year extensions. Accordingly, base fees generated by the Investment Funds will continue to decline as the assets under management run off.

Our failure to obtain consent of the Advised Entities in connection with certain dispositions by BlackRock and Highfields may cause us to breach agreements and lose management and incentive fees earned from such Advised Entities.

Because PCM is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), the management agreements between us and the Advised Entities would be terminated upon an “assignment” of these agreements without consent, which assignment may be deemed to occur in the event that PCM was to experience a direct or indirect change of control. Because BlackRock and Highfields may be deemed to control us, a significant disposition by either of them of their interest in us could trigger an “assignment.” We cannot be certain that consents required to assignments of our investment management agreements will be obtained if a change of control occurs. “Assignment” of these agreements without consent could cause us to lose the management and incentive fees we earn from such Advised Entities.

Our failure to comply with the extensive amount of regulation applicable to our investment management segment could materially and adversely affect our business, financial condition and results of operations.

Our investment management segment is subject to extensive regulation in the United States, primarily at the federal level, including regulation of PCM by the SEC under the Advisers Act and regulation of PNMAC Mortgage Opportunity Fund LLC and PNMAC Mortgage Opportunity Fund, LP under the Investment Company Act. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our Advised Entities and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities.

These requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti‑fraud prohibitions. Similar requirements apply to registered investment companies and to PCM’s management of those companies under the Investment Company Act which, among other things, regulates the relationship between a registered investment company and its investment adviser and prohibits or severely restricts principal transactions and joint transactions. Registered investment advisers and registered investment companies are also subject to routine periodic examinations by the staff of the SEC.

We also regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties and service providers whom we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third‑party claims, and our business could be materially and adversely affected.

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

The failure by us to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against us or our employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation and cause us to lose existing clients.

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

Certain provisions of the Dodd‑Frank Act will, and other provisions may, increase regulatory burdens and reporting and related compliance costs on our investment management segment. The scope of many provisions of the Dodd‑Frank Act is being determined by implementing regulations, some of which will require lengthy proposal and promulgation periods. The SEC requires investment advisers such as us that are registered with the SEC and advise one or more private funds to provide certain information about their funds and assets under management, including the amount of borrowings, concentration of ownership and other performance information. These filings have required, and will continue to require, significant investments in people and systems to ensure timely and accurate reporting. The Dodd‑Frank Act will affect a broad range of market participants with whom we interact or may interact, including banks, non‑bank financial institutions, rating agencies, mortgage brokers, credit unions, insurance companies and broker‑dealers, and may cause us to become subject to further regulation by the Commodity Futures Trading Commission. Regulatory changes that will affect other market participants are likely to change the way in which we conduct business with our counterparties. The uncertainty regarding the continued implementation of the Dodd‑Frank Act and its impact on the investment management industry and us cannot be predicted at this time but will continue to be a risk for our business.

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non‑U.S. governmental regulatory authorities or self‑regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self‑regulatory organizations, as well as by U.S. and non‑U.S. courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed on us or the markets in which we trade, or whether any of the proposals will become law. Compliance with any new laws or regulations could add to our compliance burden and costs and adversely affect the manner in which we conduct business, as well as our financial condition and results of operations.

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

Certain of the funds that we currently advise have, and certain of the funds that we may in the future advise may have, overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. In addition, we and the other entities or accounts that we manage or will manage may participate in some of PMT’s investments now or in the future, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PMT or such other entities.

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

The SEC and certain regulators have increased their scrutiny of potential conflicts of interest, and as we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between our interests and those of our clients. We have implemented procedures and controls to be followed when real or potential conflicts of interest arise, but it is possible that potential or perceived conflicts could give rise to the dissatisfaction of, or litigation by, investors in our client entities or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest could adversely affect our business in a number of ways, including a reluctance of counterparties to do business with us, and may adversely affect our results of operations.

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
•

some investors may prefer to invest with a manager that is not publicly traded based on the perception that a publicly traded investment manager may focus on the manager’s own growth to the detriment of asset performance for clients;

•	other industry participants, hedge funds and alternative investment managers may seek to recruit our investment professionals; and
•	some competitors charge lower fees for their investment services than we do.

If we are unable to compete effectively, our results of operations, financial condition and liquidity may be materially and adversely affected.

We are subject to third‑party litigation risk, which could result in significant liabilities and reputational harm to us.

In general, we may be exposed to the risk of litigation by investors in our client funds if our management of or advice to any Advised Entity is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by those entities due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of entities that we manage or from allegations that we improperly exercised control or influence over those entities. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are generally indemnified by the entities that we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from the entities that we manage, our results of operations, financial condition and liquidity would be materially and adversely affected.

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

Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management and mortgage lending markets and legal, accounting and regulatory developments relating to all of our business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges in:

•	maintaining adequate financial and business controls;
•	implementing new or updated information and financial systems and procedures; and
•	training, managing and appropriately sizing our work force and other components of our business on a timely and cost‑effective basis.

We may not be able to manage our expanding operations effectively and we may not be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

We depend on counterparties and vendors to provide services that are critical to our business, which subjects us to a variety of risks.

We have a number of counterparties and vendors that, among other things, provide us with financial, technology and other services to support our businesses. If our current counterparties and vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternative services from other counterparties or vendors in a timely and efficient manner and on acceptable terms, or at all. With respect to vendors engaged to perform certain servicing activities, we are required to assess their compliance with various regulations and establish procedures to provide reasonable assurance that the vendor’s activities comply in all material respects with such regulations. In the event that a vendor’s activities are not in compliance, it could negatively impact our business and operations. Further, we may incur significant costs to resolve any such disruptions in service which could have a material adverse effect on our business, financial condition and results of operations.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed, and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative.

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

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by our employees, contractors we use, or other third parties with whom we have relationships. For example, our employees could execute unauthorized transactions, use our assets improperly or without authorization, perform improper activities, use confidential information for improper purposes, or misrecord or otherwise try to hide improper activities from us. This type of misconduct could also relate to assets we manage for others through our investment advisory subsidiary, and can be difficult to detect. If not prevented or detected, misconduct by employees, contractors, or others could result in claims or enforcement actions against us, losses, or could seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”), will require us to evaluate and report on our internal controls over financial reporting. We cannot be certain that we will be successful in continuing to maintain adequate control over our financial reporting and financial processes. Furthermore, as we rapidly grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a breach under one of our lending arrangements and/or reduce the market value of shares of our Class A common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner.

The loss of the services of our senior managers could adversely affect our business.

The experience of our senior managers is a valuable asset to us. Our management team has significant experience in the mortgage loan production and servicing industry and the investment management industry. We do not maintain key life insurance policies relating to our senior managers. The loss of the services of our senior managers for any reason could have a material adverse effect on our business.

Our business could suffer if we fail to attract and retain a highly skilled workforce.

Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan officers, underwriters, loan servicers and debt default specialists. Trained and experienced personnel are in high demand and may be in short supply in some areas. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could have a material adverse effect on our business, financial condition and results of operations.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

Our mortgage loan production business is dependent upon our ability to effectively interface with our borrowers, mortgage lenders and other third parties and to efficiently process loan applications and closings. The consumer direct and correspondent production processes are becoming more dependent upon technological advancement, such as our continued ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other borrower‑ or counterparty‑expected conveniences. Maintaining and improving this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our customers’ personal information and transaction data. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Our own employees, customers or other users of our systems also may, or may be induced to, disclose sensitive information for their own financial gain or in order to permit access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on the Internet and use of web‑based product offerings.

A successful penetration or circumvention of the security of our systems or a defect in the integrity of our systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed to its information systems, both internal and those provided by us and third-party service providers.  While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any cyber intrusions or failures, interruptions and security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition and results of operations.

Terrorist attacks and other acts of violence or war may cause disruptions in the U.S. financial markets, including the real estate capital markets, and negatively impact the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

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

As described in “Organizational Structure,” we have entered into a tax receivable agreement with the owners of PennyMac other than us that provides for the payment by us to those owners of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) increases in tax basis resulting from exchanges of Class A units of PennyMac and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement.”

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

We are a holding company and have no material assets other than our ownership of Class A units of PennyMac. We have no independent means of generating revenue. We are required to pay tax on our allocable share of the taxable income of PennyMac and payments under the tax receivable agreement without regard to whether PennyMac distributes to us any cash or other property. To the extent that we need funds, and PennyMac is restricted from making such distributions under applicable law or regulation or under the terms of financing arrangements, or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.

In certain cases, payments under the tax receivable agreement to owners of PennyMac other than us may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations with respect to exchanged or acquired Class A units of PennyMac (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, we could be required to make payments under the tax receivable agreement that differ from the percentage specified in the tax receivable agreement of the actual benefits that we realize in respect of the tax attributes that are subject to the tax receivable agreement. Also, if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which upfront payment may be made years in advance of the actual realization of such future benefits (if any). In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity, as well as our attractiveness as a target for an acquisition. In addition, we may not be able to finance our obligations under the tax receivable agreement.

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

In addition, because they hold their ownership interest in our business through PennyMac, rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, other owners of PennyMac may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered into in connection with the initial public offering of our Class A common stock, and whether and when we should terminate the tax receivable agreement and accelerate its obligations thereunder. Further, the structuring of future transactions may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement.”

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

Anti‑takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

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

These anti‑takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our bylaws include an exclusive forum provision that could limit our stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or other employees.

Our bylaws provide that the state or federal court located within the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other associates, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business and financial condition.

Risks Related to Our Class A Common Stock

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our Class A common stock, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non‑affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period.

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

These broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future offerings of debt or equity securities by us may adversely affect the market price of our Class A common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or offering debt or other equity securities, including commercial paper, medium‑term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. In particular, we intend to seek opportunities to acquire MSR portfolios. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset‑backed acquisition financing and/or cash from operations.

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

Sales of substantial numbers of shares of our Class A common stock, including shares issued upon the exchange of Class A Units of PennyMac, in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and could impair our future ability to raise capital through the sale of equity securities or equity‑related securities.

As of December 31, 2014, we have a total of 21,577,686 shares of Class A common stock outstanding. The issuance and sale (or resale) of up to 55,076,111 additional shares of our Class A common stock have been registered under the Securities Act so those shares, upon issuance, will be freely tradable without restriction or further registration under the Securities Act.

A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional Class A common stock or other equity securities.

The future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

As of December 31, 2014, we have an aggregate of 21,166,481 shares of Class A common stock authorized and remaining available for future issuance under our 2013 Equity Incentive Plan or upon the exchange of Class A Units of PennyMac. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock in connection with these acquisitions. Any Class A common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by investors who purchase Class A common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate offices are located at 6101 Condor Drive, Moorpark, California 93021, in a 142,000 square foot leased facility. This location, along with an adjacent property located at 5898 Condor Drive, Moorpark, California 93021, house our primary mortgage banking and investment management operations as well as our administrative offices.

We lease eleven additional locations throughout the country generally housing loan production and servicing activities. Our consumer direct lending business occupies 36,000 square feet in Pasadena, CA. Our call center operations and loan processing occupies 116,000 square feet in Fort Worth, TX, and 30,000 square feet in Sacramento, CA. We have six branches located in Eagan, MN, Henderson, NV, Honolulu, HI, Kansas City, MO, Seattle, WA and Alpharetta, GA devoted to loan production. Our new commercial real estate finance business is housed in a leased facility in Irvine, CA, and we lease 20,000 square feet in Tampa, FL devoted to our correspondent production business.

The financial commitments of our leases are immaterial to the scope of our operations.

Item 3.    Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of December 31, 2014, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock began trading publicly on May 9, 2013 and are listed on the New York Stock Exchange (Symbol: PFSI). As of March 9, 2015, our shares of common stock were held by 2,010 holders of record. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our shares of common stock:

For the year ended December 31, 2014

	For the year ended December 31, 2014
			Cash
	Stock price		dividends
Period Ended	High	Low	declared
March 31, 2014	$18.68	$15.91	$—
June 30, 2014	$17.80	$15.03	$—
September 30, 2014	$15.69	$14.54	$—
December 31, 2014	$17.48	$14.18	$—

For the year ended December 31, 2013

	For the year ended December 31, 2013
			Cash
	Stock price		dividends
Period Ended	High	Low	declared
June 30, 2013	$23.33	$18.15	$—
September 30, 2013	$21.35	$15.79	$—
December 31, 2013	$18.86	$15.75	$—

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

Equity Compensation Plan Information

We have adopted an equity incentive plan, the 2013 Equity Incentive Plan, which provides for the grant of incentive stock option and nonstatutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance‑based awards, which we collectively refer to as “awards.” Directors, officers and other employees of the Company and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2013 Equity Incentive Plan. The plan administrator of the equity incentive plan is the compensation committee of the board of directors. The board of directors itself may also exercise any of the powers and responsibilities under the 2013 Equity Incentive Plan. Subject to the terms of the 2013 Equity Incentive Plan, the plan administrator will select the recipients of awards and determine, among other things, the:

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

The following table provides information as of December 31, 2014 concerning our shares of common stock authorized for issuance under our equity incentive plan.

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights (3)	column (a)) (4)
Equity compensation plans approved by security holders (1)	2,627,018	$18.23	21,166,481
Equity compensation plans not approved by security holders (2)	—	$—	—
Total	2,627,018	$18.23	21,166,481

(1)	Represents our 2013 Equity Incentive Plan.
(2)	We do not have any equity plans that have not been approved by our stockholders.
(3)

The weighted average exercise price set forth in this column relates only to 1,167,181 stock options outstanding under our 2013 Equity Incentive Plan. The remaining securities included in column (a) of this table are performance‑based RSUs and time‑based RSUs, for which no exercise price applies.

(4)

This number includes a specific pool of 18,597,661 shares of common stock authorized for issuance upon the future exchange of outstanding Class A units of PennyMac that were originally issued pursuant to compensatory arrangements. It also includes a general pool of 2,554,007 shares of common stock authorized for future awards (excluding securities reflected in column (a)). This general pool initially consisted of 3,906,433 shares of common stock authorized under the 2013 Equity Incentive Plan for future awards,  and has been, and will continue to be, increased pursuant to the terms of the 2013 Equity Incentive Plan on January 1st of each calendar year by an amount equal to the lesser of (i) 1.75% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (ii) 1,322,024 shares, and (iii) any lower amount determined by our board of directors. The annual increase to this general pool on January 1, 2014 pursuant to the foregoing formula was 1,322,024.

Item 6.  Selected Financial Data

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us (in thousands, except for earnings per share amounts). Note that the condensed consolidated statements of income data for the years ended December 31, 2014, 2013 and 2012 and the condensed consolidated balance sheets data at December 31, 2014 and 2013 have been derived from our audited financial statements included elsewhere in this Report. The condensed consolidated statements of income data and other data for the years ended December 31, 2011 and 2010 and the condensed consolidated balance sheets data at December 31, 2012, 2011 and 2010 have been derived from the Company’s audited consolidated financial statements that are not included in this Report.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Condensed Consolidated Statements of Income:
Revenues
Net gains on mortgage loans held for sale	$167,024	$138,013	$118,170	$13,029	$2,008
Loan origination fees	41,576	23,575	9,634	669	734
Fulfillment fees from PennyMac Mortgage Investment Trust	48,719	79,712	62,906	1,747	—
Net servicing fees	216,919	90,010	40,105	28,667	26,001
Management fees and Carried Interest	42,508	53,749	32,272	29,279	39,475
Net interest expense	(9,486)	(1,041)	(1,525)	(343)	(595)
Other	11,017	2,541	3,524	1,736	816
Total net revenue	518,277	386,559	265,086	74,784	68,439

Expenses
Compensation	190,707	148,576	124,014	47,479	25,412
Servicing	48,430	7,028	3,642	2,344	2,167
Other	56,107	48,829	19,107	10,262	7,818
Total expenses	295,244	204,433	146,763	60,085	35,397
Income before provision for income taxes	223,033	182,126	118,323	14,699	33,042
Provision for income taxes	26,722	9,961	—	—	—
Net income	196,311	172,165	$118,323	$14,699	$33,042
Less: Net income attributable to noncontrolling interest	159,469	157,765
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$36,842	$14,400

Condensed Consolidated Balance Sheets:
Assets
Mortgage loans held for sale at fair value	$1,147,884	$531,004	$448,384	$89,857	$14,720
Mortgage servicing rights	730,828	483,664	108,975	32,124	31,957
Carried Interest due from Investment Funds	67,298	61,142	47,723	37,250	24,654
Servicing advances	228,630	154,328	93,152	63,565	22,811
Other assets	332,485	354,337	133,929	66,485	34,260
Total assets	$2,507,125	$1,584,475	$832,163	$289,281	$128,402

Liabilities and stockholders' equity
Assets sold under agreements to repurchase	$822,621	$471,592	$393,534	$77,700	$13,289
Note payable	146,855	52,154	53,013	18,602	3,499
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	191,166	138,723	—	—	—
Other liabilities	539,217	292,802	123,866	69,064	21,645
Total liabilities	1,699,859	955,271	570,413	165,366	38,433
Stockholders' equity	807,266	629,204	261,750	123,915	89,969
Total liabilities and stockholders' equity	$2,507,125	$1,584,475	$832,163	$289,281	$128,402

Earnings Per Share of Common Stock (1):
Basic	$1.73	$0.83
Diluted	$1.73	$0.82

Share price at year end	$17.30	$17.55

(1)	After the Company completed its IPO on May 14, 2013, the earnings per share of common stock calculation became applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues its pattern of steady growth as reflected in recent economic data. During 2014, real U.S. gross domestic product expanded at an annual rate of 2.4% compared to a revised 2.2% annual rate for 2013. The national unemployment rate was 5.6% at December 31, 2014 compared to 6.7% at December 31, 2013 and 7.9% at December 31, 2012, respectively. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the third quarter of 2014, the delinquency rate on residential real estate loans held by commercial banks was 6.6%, a reduction from 8.3% during the third quarter of 2013.

Residential real estate activity appears to be stabilizing. The seasonally adjusted annual rate of existing home sales for December 2014 was 3.1% lower than for December 2013, and the national median existing home price for all housing types was $208,500, a 5.8% increase from December 2013. On a national level, foreclosure filings during 2014 decreased by 18% as compared to 2013. Foreclosure activity across the country decreased in 2014; however, it is expected to remain above historical average levels through 2015 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.86% to a high of 4.43% during 2014 while during 2013, thirty-year fixed mortgage interest rates ranged from a low of 3.41% to a high of 4.49% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Mortgage lenders originated an estimated $1.2 trillion of home loans during 2014, down 34% from 2013. Mortgage originations are forecast to remain relatively flat, with current industry estimates for 2015 totaling $1.2 trillion (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts). We expect efforts to expand GSE product offerings (including 97% loan-to-value loans) and a recent reduction in FHA mortgage insurance premiums to make mortgage credit more affordable.

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

We believe there is significant long-term market opportunity in non-Agency jumbo mortgage loans, however current investor demand from institutional investors and large banks is limited, as evidenced by weak pricing for securitizations issued during 2014. The pace of prime jumbo MBS issuances slowed during 2014, with securitizations totaling $8.3 billion in UPB as compared with $12.9 billion in 2013. During the year ended December 31, 2014, we produced approximately $377.9 million in UPB of jumbo loans compared to $203.6 million in UPB of jumbo loans produced and $392 million in UPB of jumbo loans acquired, on a bulk basis, during the year ended December 31, 2013.

In our capacity as an investment manager, we continue to see a robust market for distressed residential mortgage loans (sales of loan pools that consist of either non-performing loans, troubled but performing loans or a combination thereof) offered for sale. During 2014, the pool of sellers expanded to include programmatic sellers, such as HUD and Freddie Mac. During 2014, we reviewed 128 mortgage loan pools with UPB totaling approximately $34.7 billion. This compares to our review of 118 mortgage loan pools with UPB totaling approximately $35 billion during 2013. We acquired for PMT distressed loans with fair values totaling $560.5 million, $1.3 billion and $543 million during the years ended December 31, 2014, 2013 and 2012, respectively. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective for PMT in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments held by the Advised Entities.

Critical Accounting Policies

Preparation of financial statements in compliance with generally accepted accounting principles (“GAAP”) in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Certain of these estimates significantly influence the portrayal of our financial condition and results, and they require us to make difficult, subjective or complex judgments. Our critical accounting policies primarily relate to our fair value estimates.

We group financial statement items measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

	December 31, 2014
	Carrying value of	% of
Level/Description	assets measured (1)	total assets
	(in thousands)
Level 1: Prices determined using quoted prices in active markets for identical assets or liabilities.	$26,324	1%
Level 2: Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us. These may include quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk and others.	947,832	38%
Level 3: Prices determined using significant unobservable inputs. In situations where observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect our assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	974,089	39%
Total assets measured at or based on fair value	$1,948,245	78%
Total assets	$2,507,125

(1)

Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset or liability and whether we have elected to carry the item at its fair value.

As shown above, our consolidated balance sheet is substantially comprised of assets and liabilities that are measured at or based on their fair values. At December 31, 2014, $1.5 billion or 61% of our total assets were carried at fair value and $405.5 million or 16% were carried based on their fair values (primarily certain of our MSRs which are carried at the lower of amortized cost or fair value). Of these assets carried at or based on fair value, $974.1 million or 39% of total assets are measured using “Level 3” inputs – significant inputs that are difficult to observe due to illiquidity of the markets in which the assets are traded. Changes in inputs to measurement of these financial statement items can have a significant effect on the amounts reported for these items including their reported balances and their effects on our results of operations.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” financial statement items, we are required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these financial statement items and their fair values. Likewise, due to the general illiquidity of some of these financial statement items, subsequent transactions may be at values significantly different from those reported.

Because the fair value of “Level 3” financial instruments is difficult to estimate, our process includes performance of these items’ fair value estimation by a specialized staff and significant executive management oversight. We have assigned the responsibility for estimating the fair values of “Level 3” financial statement items to our Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring our investment portfolios and maintenance of our valuation policies and procedures. The FAV group submits the results of its valuations to our valuation committee, which oversees and approves the valuations before such valuations are included in our periodic financial statements. Our valuation committee includes our chief executive, financial, operating, credit, and asset/liability management officers.

Following is a discussion of our approach to measuring the balance sheet items that are most affected by “Level 3” fair value estimates.

Mortgage Loans

We carry mortgage loans at their fair values. We recognize changes in the fair value of mortgage loans in current period income as a component of Net gains on mortgage loans held for sale at fair value. We estimate the fair value of mortgage loans based on whether the mortgage loans are saleable into active markets with transparent pricing.

•

We categorize mortgage loans that are saleable into active markets as “Level 2” fair value financial statement items. We estimate such loans’ fair values using inputs other than quoted prices within “Level 1” that are observable for the mortgage loans, either directly or indirectly.

•

The Company may purchase certain delinquent government guaranteed or insured mortgage loans from Ginnie Mae guaranteed pools in its servicing portfolio. The Company’s right to purchase such loans arises as the result of the borrower’s failure to make payments for three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. To the extent such loans (“early buyout loans”) have not become saleable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the loan’s terms, the Company measures such loans using “Level 3” inputs. Certain of the Company’s mortgage loans may become non-saleable into active markets due to one or more identified defects. Because such mortgage loans are generally not saleable into active mortgage markets, they are classified as “Level 3” financial statement items.

•

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

Interest Rate Lock Commitments

Our net gains on mortgage loans held for sale includes our estimates of gains or losses we expect to realize upon the sale of loans we have committed to fund or purchase but have not yet funded, purchased or sold. We recognize a substantial portion of our net gains on mortgage loans held for sale at fair value before we fund or purchase the loan. In the course of our consumer direct and correspondent production activities, we make contractual commitments to prospective borrowers and correspondent lenders to purchase loans at specified terms. We call these commitments interest rate lock commitments, or IRLCs. We recognize the fair value of IRLCs at the time we make the commitment to the correspondent lender and adjust the fair value of such IRLCs as the loan approaches the point of purchase or the transaction is canceled.

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of IRLCs is transferred to the fair value of mortgage loans held for sale at fair value when the mortgage loan is funded.

An active, observable market for IRLCs does not exist. Therefore, we measure the fair value of IRLCs using methods and assumptions we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on observable Agency MBS prices, our estimates of the fair value of the MSRs we expect to receive in the sale of the loans and the probability that the mortgage loan will be purchased or funded as a percentage of the commitment we have made (the “pull-through rate”).

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our estimate of the probability that a mortgage loan will be funded and changes in interest rates are updated as the mortgage loans move through the funding process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our net gains on mortgage loans held for sale in the period of the change. The financial effects of changes in these assumptions are generally inversely correlated. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value but increase the pull-through rate for loans that decrease in fair value.

A shift in our assessment of an input to the valuation of interest rate lock commitments can have a significant effect on the amount of net gains on sale of mortgage loans held for sale for the period. We believe that the most significant “Level 3” input to the valuation of IRLCs is the pull-through rate.

Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs:

Shift in input	Pull-through rate sensitivity
(in thousands)
5%	$1,895
10%	$3,789
20%	$5,490
(5)%	$(1,895)
(10)%	$(3,789)
(20)%	$(7,578)

Amortization, Impairment and Change in Fair Value of Mortgage Servicing Rights

MSRs represent the value of a contract that obligates us to service the mortgage loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service the loans.

As economic fundamentals influencing the underlying mortgage loans change, our estimate of the fair value of the related MSR we retain will also change. As a result, we will record changes in fair value as a component of net servicing fees for the MSRs we carry at fair value, and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the MSR’s fair value to its carrying value at the measurement date.  See “Note 8—Fair Value” in the Notes to Consolidated Financial Statements for key assumptions used in determining the fair value of MSRs at the time of the initial recognition and at the period end for the periods covered by our financial statements.

After the initial recognition of MSRs, we account for such assets based on the class of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; and originated MSRs backed by mortgage loans with initial interest rates of more than 4.5%. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

We also evaluate MSRs accounted for using the amortization method for impairment with reference to the MSR’s fair value at the measurement date. Impairment occurs when the current fair value of the MSR falls below the its carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of impaired MSRs subsequently increases, we recognize the increase in value in current period income and, through a reduction in the valuation allowance, adjust the carrying value of the MSRs to a level not in excess of amortized cost.

When evaluating MSRs for impairment, we stratify the assets by predominant risk characteristic including loan type (fixed‑rate or adjustable‑rate) and note interest rate. We stratify fixed‑rate loans into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates below 3%. We evaluate adjustable‑rate mortgage loans with initial interest rates of 4.5% or less in a single pool.

We periodically review the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When we conclude that recovery of the value is unlikely in the foreseeable future, a write‑down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Amortization and impairment of MSRs accounted for using the amortization method are included in current period income as a component of net servicing fees.

MSRs Accounted for Using the Amortization Method

We amortize MSRs accounted for using the amortization method. MSR amortization is determined by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each month using prepayment assumptions applicable at that time.

MSRs Accounted for at Fair Value

We include changes in fair value of MSRs accounted for at fair value in current period income as a component of Net servicing fees.

A shift in the market for MSRs or a change in our assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our income for the period. We believe the most significant “Level 3” inputs to the valuation of MSRs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing.

Following is a summary of the effect on fair value (which totaled $742.1 million at December 31, 2014) of various changes to these key inputs:

	Effect on fair value of MSRs of a change in input value
Shift in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
5%	$(14,260)	$(14,411)	$(5,902)
10%	$(27,991)	$(28,329)	$(11,802)
20%	$(53,974)	$(54,786)	$(23,605)
(5)%	$14,819	$14,930	$5,902
(10)%	$30,228	$30,408	$11,802
(20)%	$62,962	$63,136	$23,605

The preceding analyses hold constant all of the inputs other than the input that is being changed to show an estimate of the effect on fair value of a change in a specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Furthermore, certain of our MSRs are accounted for using the amortization method and are carried at the lower of amortized cost or fair value. Such assets’ carrying value may not be immediately affected as a result of a change in input values depending on the carrying value of the MSR asset before the change in input occurs and whether the input change causes our estimate of fair value to decrease below the carrying value of those MSRs. Therefore the preceding analyses are not projections of the effects of a shock event or a change in management’s estimate of an input and should not be relied upon as earnings projections.

Excess Servicing Spread

We finance a portion of the cost of Agency MSRs that we purchase from non-affiliate sellers through the sale to PMT of the servicing spread in excess of the level specified in the acquisition agreement. We carry our excess servicing spread financing (“ESS”) at fair value. We record changes in the fair value of excess servicing spread in Amortization, Impairment and Change in Fair Value of Mortgage Servicing Rights.

Because the ESS is a claim to a portion of the cash flows from MSRs, the valuation of the ESS is similar to that of MSRs. We use the same discounted cash flow approach to measure the ESS and the related MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSRs and certain ancillary income are not included in the ESS valuation as these cash flows do not accrue to the holder of the ESS.

A shift in the market for ESS or a change in our assessment of an input to the valuation of ESS can have a significant effect on the fair value of ESS and in our income for the period. However, we believe that this change will be offset to a great extent by a change in the value of the MSRs that the ESS is financing. We believe that the most significant “Level 3” inputs to the valuation of ESS are the pricing spread (discount rate) and prepayment speed.

Following is a summary of the effect on fair value (which totaled $191.2 million at December 31, 2014) of various changes to these inputs:

	Effect on excess servicing spread of a change in input value
Shift in input	Pricing spread	Prepayment speed
	(in thousands)
5%	$(2,189)	$(4,385)
10%	$(4,329)	$(8,597)
20%	$(8,464)	$(16,535)
(5)%	$2,241	$4,570
(10)%	$4,536	$9,337
(20)%	$9,295	$19,509

Liability for Losses Under Representations and Warranties

We record a provision for losses relating to our representations and warranties as part of our loan sale transactions. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future default and mortgage loan repurchase rates and the potential severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and periodically update our liability estimate.

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, and other external conditions that may change over the lives of the underlying loans.  Our estimate of the liability for representations and warranties is developed by our credit administration staff. The liability estimate is reviewed and approved by our senior management credit committee which includes PFSI’s chief executive, operating, credit and enterprise risk, mortgage fulfillment, institutional mortgage banking and shared services officers.

As economic fundamentals change, as investor and Agency evaluation of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent lenders, the level of repurchase activity and ensuing losses will change. As a result of these changes, we may be required to adjust the estimate of our liability for representations and warranties. Such an adjustment may be material to our financial condition and results of operations.

Results of Operations

Our results of operations are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Revenues
Net gains on mortgage loans held for sale at fair value	$167,024	$138,013	$118,170
Loan origination fees	41,576	23,575	9,634
Fulfillment fees from PennyMac Mortgage Investment Trust	48,719	79,712	62,906
Net loan servicing fees	216,919	90,010	40,105
Management fees	42,508	40,330	21,799
Carried Interest from Investment Funds	6,156	13,419	10,473
Net interest expense	(9,486)	(1,041)	(1,525)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(6)	41	817
Other	4,867	2,500	2,707
Total net revenue	518,277	386,559	265,086
Total expenses	295,244	204,433	146,763
Provision for income taxes	26,722	9,961	—
Net income	$196,311	$172,165	$118,323

Income before provision for income taxes by segment:
Mortgage banking:
Production	$135,619	$126,020
Servicing	65,925	20,048
Total mortgage banking	201,544	146,068	$93,178
Investment management	20,111	36,058	25,145
Non-segment activities (1)	1,378
	$223,033	$182,126	$118,323
During the year:
Interest rate lock commitments issued, net of cancellations	$19,589,704	$15,805,416	$10,116,188
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$16,431,338	$16,113,806	$8,864,264
Consumer direct	1,952,505	1,104,051	539,160
	$18,383,843	$17,217,857	$9,403,424
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$11,476,448	$15,225,153	$13,028,375
At year end:
Unpaid principal balance of mortgage loan servicing portfolio:
Owned
Mortgage servicing rights	$64,690,613	$45,938,820	$11,254,705
Mortgage servicing liabilities	478,581	—	—
Mortgage loans held for sale	1,100,910	506,540	417,742
	66,270,104	46,445,360	11,672,447
Subserviced	39,709,945	31,722,079	16,480,102
	$105,980,049	$78,167,439	$28,152,549
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,578,172	$1,467,114	$1,201,336
Investment Funds	424,182	557,956	591,154
	$2,002,354	$2,025,070	$1,792,490

(1)	Represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.

Comparison of the years ended December 31, 2014, 2013 and 2012

During the year ended December 31, 2014, we recorded net income of $196.3 million. Our net income in 2014 reflects net loan servicing fees of $216.9 million, an increase of $126.9 million, or 141%, from 2013 resulting from the growth in our mortgage servicing operations. As of December 31, 2014, our loan servicing portfolio stood at $106.0 billion in UPB, an increase of approximately $27.8 billion, or 36%, from December 31, 2013. This growth was supplemented by increased net gains on mortgage loans held for sale at fair value and loan origination fees resulting from the growth in volume of mortgage loans we purchased and originated and subsequently sold during the year. These revenue increases were partially offset by a decrease in management fees and Carried Interest of $5.1 million and to increased expenses incurred to accommodate the growth of our mortgage banking segments.

During the year ended December 31, 2013, we recorded net income of $172.2 million. Our net income in 2013 reflects net loan servicing fees of $90.0 million and net gains on mortgage loans held for sale at fair value of $138.0 million, increases of $49.9 million and $19.8 million, respectively, from 2012 resulting from the growth in our mortgage servicing and consumer direct lending operations. As of December 31, 2013, the UPB of our loan servicing portfolio was $78.2 billion, an increase of approximately $50.0 billion, or 178%, from December 31, 2012. Our mortgage loan production volume increased $7.8 billion in 2013 compared to 2012. This growth was supplemented by increased management fees and Carried Interest resulting from incentive fee income in our investment management activities. These revenue increases were partially offset by increases in expenses incurred to accommodate our growth.

During the year ended December 31, 2012, we recorded net income of $118.3 million. Our net income in 2012 reflects net loan servicing fees of $40.0 million, an increase of $11.4 million, or 40%, from 2011 resulting from the growth in our mortgage servicing operations. As of December 31, 2012, our loan servicing portfolio grew to $28.2 billion, an increase of approximately $20.4 billion, or 264%, from December 31, 2011. This growth was supplemented by increased net gains on mortgage loans held for sale at fair value resulting from growth in our loan production. Mortgage loan purchases and originations increased $8.7 billion during 2012 compared to 2011. These revenue increases were partially offset by increases in expenses incurred to accommodate our growth.

Net gains on mortgage loans held for sale at fair value

During the year ended December 31, 2014, we recognized net gains on mortgage loans held for sale at fair value totaling $167.0 million, compared to $138.0 million and $118.2 million during the years ended December 31, 2013 and 2012, respectively.

The increase in net gains on mortgage loans held for sale at fair value in 2014 was due to improvement in production margins along with growth in the volume of mortgage loans that we purchased and originated and subsequently sold compared to 2013. The increase in net gains on mortgage loans held for sale at fair value in 2013 was due to the growth in the volume of interest rate lock commitments partially offset by increasing price competition in the mortgage market, which had a negative effect on our production margins compared to 2012. The net gain for the years ended December 31, 2014, 2013 and 2012 included $207.9 million, $205.1 million and $90.5 million, respectively, in fair value of MSRs received as part of proceeds on sales, net of mortgage servicing liabilities incurred.

We have been able to sustain our margins through growth in our consumer direct mortgage loan activities, which generally produce higher margins than correspondent activities. The margins on correspondent government-insured or guaranteed mortgage loans have not been adversely affected over recent periods as much as conventional correspondent production. Government-insured or guaranteed mortgage lending is not as competitive as conventional conforming mortgage lending due to the added complexity involved in the origination and servicing of government-insured or guaranteed mortgage loans.

Our net gains on mortgage loans held for sale include both cash and non-cash elements. We receive proceeds on sale that include both cash and MSRs. We also recognize a liability for our estimate of the losses we expect to incur in the future as a result of claims against us in connection with the representations and warranties that we made in the loan sales transactions.

Our gains on mortgage loans held for sale are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash (loss) gain:
Sales proceeds	$43,665	$(150,589)	$78,671
Hedging activities	(90,507)	98,707	(70,916)
	(46,842)	(51,882)	7,755
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	209,850	205,105	90,472
Mortgage servicing liabilities resulting from mortgage loan sales	(1,965)	—	—
Mortgage servicing rights recapture payable to PennyMac Mortgage Investment Trust	(7,837)	(709)	—
Provision for losses relating to representations and warranties on loans sold	(5,291)	(4,675)	(3,055)
Change in fair value relating to mortgage loans and hedging derivatives held at year end:
Interest rate lock commitments	25,640	(17,179)	16,035
Mortgage loans	12,733	(4,207)	4,030
Hedging derivatives	(19,264)	11,560	2,933
	$167,024	$138,013	$118,170
During the year:
Unpaid principal balance of mortgage loans sold	$17,928,780	$16,401,282	$8,545,915
Interest rate lock commitments issued, net of cancellations:
Conventional mortgage loans	$1,341,492	$989,350	$702,387
Government-insured or guaranteed loans	18,248,212	14,816,066	9,413,801
	$19,589,704	$15,805,416	$10,116,188
Year end:
Mortgage loans held for sale at fair value	$1,147,884	$531,004	$448,384
Commitments to fund and purchase mortgage loans	$1,765,597	$971,783	$1,576,174

Provision for Losses Under Representations and Warranties

We record our estimate of the losses that we expect to incur in the future as a result of claims against us in connection with the representations and warranties provided to the purchasers of the loans we sold in our Net gains on sale of mortgage loans held for sale at fair value. Our agreements with the Agencies include representations and warranties related to the loans we sell to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, loan repurchase rates, the severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

During the years ended December 31, 2014, 2013 and 2012, we recorded provisions for losses under representations and warranties totaling $5.3 million, $4.7 million and $3.1 million, respectively. The increase in 2014 was primarily due to an increase in the volume of loan sales activity during the year and an increase in the aggregate loan sales over time.

Following is a summary of mortgage loan repurchase activity and the unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
During the year:
Indemnification activity
Indemnified mortgage loans at beginning of year	$80	$—	$—
New indemnifications	1,441	80	—
Indemnified mortgage loans repurchased	—	—	—
Indemnified mortgage loans repaid or refinanced	—	—	—
Indemnified mortgage loans at end of year	$1,521	$80	$—
Repurchase activity
Unpaid principal balance of mortgage loans repurchased	$2,742	$4,880	$738
Less: Unpaid principal balance of mortgage loans repurchased by correspondent lenders	2,451	3,114	505
Less: Mortgage loans repaid by borrowers	138	303	—
Mortgage loans with losses chargeable to liability for representations and warranties	$153	$1,463	$233
Losses charged to liability for representations and warranties	$155	$56	$—
Year end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$37,014,687	$23,637,202	$8,856,044
Liability for representations and warranties	$13,259	$8,123	$3,504

During the year ended December 31, 2014, we repurchased mortgage loans with unpaid principal balances totaling $2.7 million and charged $155,000 in incurred losses relating to these repurchases against our liability for representations and warranties. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect the level of repurchase activity to increase.

We did not record any adjustments to previously recorded liabilities for representations and warranties during any of the periods presented.

Other Loan Production-Related Revenues

Loan origination fees increased $18.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to increases in certain fees we charge in our loan production activities.

During the years ended December 31, 2013 and 2012, loan origination fees increased $13.9 million and $9.0 million, respectively, due to growth in the volume of loans produced.

Loan fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans. The loan fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Fulfillment fees decreased $31.0 million in 2014 compared to 2013, due to reductions in the volume of Agency-eligible mortgage loans we fulfilled on behalf of PMT and a combination of contractual and discretionary reductions in the fulfillment fee rate charged to PMT. Summarized below are our fulfillment fees:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Fulfillment fee revenue	$48,719	$79,712	$62,906
Unpaid principal balance of loans fulfilled	$11,476,448	$15,225,153	$13,028,375
Average fulfillment fee rate (in basis points)	42	52	48

Net loan servicing fees

Our net loan servicing fees are summarized below.

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net servicing fees:
Loan servicing fees
From non-affiliates	$173,005	$61,523	$20,673
From PennyMac Mortgage Investment Trust	52,522	39,413	18,608
From Investment Funds	6,425	7,099	10,831
Ancillary and other fees	26,469	11,426	2,245
	258,421	119,461	52,357
Amortization, impairment and change in fair value of mortgage servicing rights	(41,502)	(29,451)	(12,252)
Net servicing fees	$216,919	$90,010	$40,105
Average servicing portfolio	$91,887,504	$46,505,057	$14,554,116

Following is a summary of our mortgage loan servicing portfolio:

	December 31,
	2014	2013
	(in thousands)
Mortgage loans serviced at period end:
Prime servicing:
Owned
Mortgage servicing rights
Originated	$36,564,434	$22,499,847
Acquired	28,126,179	22,469,179
	64,690,613	44,969,026
Mortgage servicing liabilities	478,581	—
Mortgage loans held for sale	1,100,910	506,540
	66,270,104	45,475,566
Subserviced for Advised Entities	35,416,466	26,788,479
Total prime servicing	101,686,570	72,264,045
Special servicing:
Subserviced for Advised Entities	4,293,479	4,844,239
Subserviced for non-affiliates	—	89,361
	4,293,479	4,933,600
Owned mortgage servicing rights—Acquired	—	969,794
Total special servicing	4,293,479	5,903,394
Total mortgage loans serviced	$105,980,049	$78,167,439

During the year ended December 31, 2014, loan servicing fees increased $139.0 million, or 116%, when compared to the year ended December 31, 2013. The increase during the year was due to:

•

an increase of $111.5 million in loan servicing fees from non-affiliates resulting from growth in our portfolio of loans serviced due to purchases of MSRs supplemented with the ongoing sales of mortgage loans with servicing rights retained, partially offset by the sale of MSRs relating to a portfolio backed by distressed mortgage loans;

•

an increase of $12.4 million in loan servicing fees from our Advised Entities primarily due to activity-based fees, relating to their sale of reperforming mortgage loans along with continuing growth in PMT’s MSR portfolio which we subservice; and

•	an increase of $15.0 million in ancillary fees due to growth in the portfolios of mortgage loans serviced.

The increase in servicing fees during the year ended December 31, 2013 as compared to the year ended December 31, 2012 was similarly due to growth in our and PMT’s servicing portfolios.

Amortization, impairment and change in fair value of mortgage servicing rights are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Amortization and realization of cash flows	$(72,660)	$(24,752)	$(9,163)
Change in fair value and reversal of (provision for) impairment of mortgage servicing rights carried at lower of amortized cost or fair value	(24,345)	(985)	(4,458)
	(97,005)	(25,737)	(13,621)
Change in fair value of excess servicing spread	28,663	(2,423)	—
Hedging gains (losses)	26,840	(1,291)	1,369
Total amortization, impairment and change in fair value of mortgage servicing rights	$(41,502)	$(29,451)	$(12,252)
Ending mortgage servicing rights:
At lower of amortized cost or fair value	$405,445	$258,751	$89,177
At fair value	325,383	224,913	19,798
	$730,828	$483,664	$108,975
Average MSR balances:
At lower of amortized cost or fair value	$321,049	$176,138	$39,681
At fair value	277,313	46,384	22,835
	$598,362	$222,522	$62,516

Amortization, impairment and change in fair value of mortgage servicing rights increased $12.1 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in Amortization, impairment and change in fair value of mortgage servicing rights was primarily due to growth in our investment in MSRs, which caused an increase in amortization of the asset, and to impairment, reflecting expectations for higher prepayment speeds as a result of lower interest rates throughout most of 2014; partially offset with an increase in fair value of ESS financing and hedging gains.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management fee	$23,330	$19,644	$12,436
Performance incentive fee	11,705	12,766	—
	35,035	32,410	12,436
Investment Funds	7,473	7,920	9,363
Total management fees	42,508	40,330	21,799
Carried Interest	6,156	13,419	10,473
Total management fees and Carried Interest	$48,664	$53,749	$32,272

Net assets of Advised Entities at year end:
PennyMac Mortgage Investment Trust	$1,578,172	$1,467,114	$1,201,336
Investment Funds	424,182	557,956	591,154
	$2,002,354	$2,025,070	$1,792,490

Management fees from PMT increased $2.6 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due primarily to:

•	an increase in base management fees of $3.7 million due to an increase in PMT’s shareholders’ equity upon which its management fee is based; and
•	a decrease in performance incentive fees of $1.1 million because of PMT’s decrease in net income and increase in its shareholders’ equity.

Our incentive fee is based on how much PMT’s return on shareholders’ equity exceeds certain thresholds. Therefore, the increase in equity and decrease in earnings combined to reduce PMT’s return on equity and by extension the performance incentive fee we earned in 2014 as compared to 2013.

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

Management fees from the Investment Funds decreased $447,000 in the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease was due to decreases in the Investment Funds’ net asset values as a result of continued distributions to the Investment Funds’ investors following the end of the Investment Funds’ commitment periods at December 31, 2011, which reduced the investment base on which the management fees are computed.

Carried Interest from Investment Funds decreased $7.3 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. Observed market demand for distressed loans, changes in the fair value of the loans as they proceed through the resolution process and continuing increases in collateral valuations for the properties underlying the Funds’ mortgage loans in 2013 resulted in valuation gains. This was not repeated in the same magnitude and the Funds’ investment portfolios are substantially smaller in 2014 compared to 2013.

Other revenues

Net interest expense increased $8.4 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to growth in our investments in non-interest earning assets — primarily MSRs which are financed in part with ESS sales.

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Dividends	$134	$216	$167
Change in fair value	(140)	(175)	650
	$(6)	$41	$817
Fair value of PennyMac Mortgage Investment Trust shares at year end	$1,582	$1,722	$1,897

Change in fair value of investment in and dividends received from PMT decreased $47,000 during the year ended December 31, 2014 when compared to the year ended December 31, 2013 primarily due to a decrease in the fair value of our investment in common shares of PMT. We held 75,000 common shares of PMT during each of the years ended December 31, 2014, 2013 and 2012.

Expenses

Our compensation expense is summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Salaries and wages	$118,428	$101,064	$61,300
Incentive compensation	38,464	24,929	30,607
Taxes and benefits	20,011	16,125	9,025
Stock and unit-based compensation	13,804	6,458	23,082
	$190,707	$148,576	$124,014

Average headcount	1,581	1,331	732
Year end headcount	1,816	1,373	1,028

Compensation expense increased $42.1 million, or 28%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in compensation expense was primarily due to the development of and growth in our loan servicing segment.  Incentive compensation increased due to additions to staff made to facilitate increases in net income and incentive compensation-eligible staff. The increase in compensation for the year ended December 31, 2014 as compared to the year ended December 31, 2013 includes increased stock-based compensation expense as a result of employee and director equity awards granted late in the second quarter of 2013, partially offset by $1.6 million of a cumulative expense reversal of certain performance condition RSU awards for the year ended December 31, 2014.

Servicing expense increased $41.4 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due to growth in our purchased mortgage servicing portfolio, which includes large purchases of seasoned government-insured guaranteed loans that are subject to nonreimbursable servicing advance losses, and the initiation of an early buyout (“EBO”) program to purchase defaulted loans out of legacy Ginnie Mae pools.

During the year ended December 31, 2014, we purchased $1.0 billion in UPB of EBOs, producing current period expense as accumulated non-reimbursable interest advances, net of interest receivable from the loans’ insurer or guarantor at the debenture rate of interest applicable to the respective loans, are charged to servicing expense when the loans are purchased from the Ginnie Mae pools.  The financial benefit of the EBO program is to reduce future servicing costs by purchasing and either selling the defaulted loans or otherwise financing them with debt at interest rates below the Ginnie Mae MBS pass-through rates rather than advancing principal and interest on such defaulted loans at the Ginnie Mae MBS pass-through rate until liquidation.

Technology expense increased $6.2 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due to growth in loan servicing operations and continued investment in loan production and servicing infrastructure.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT.  The expense amounts presented in our income statement are net of these allocations.  Expense amounts allocated to PMT during the years ended December 31, 2014, 2013 and 2012 are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Technology	$4,346	$3,876	$1,158
Occupancy	2,149	2,174	1,374
Depreciation and amortization	2,066	1,393	590
Other	1,916	2,980	1,067
Total expenses	$10,477	$10,423	$4,189

The amount of total expenses that we allocated to PMT during the year ended December 31, 2014 remained generally consistent compared to the year ended December 31, 2013. The amount of total expenses that we allocated to PMT during the year ended December 31, 2013 increased $6.2 million from $4.2 million in the year ended December 31, 2012 due to growth in our overhead expenses as well as growth in PMT’s balance sheet, resulting in an increase in the proportion of our overhead expenses being allocated to PMT.

Provision for Income Taxes

For the years ended December 31, 2014 and 2013, our effective tax rates were 12.0% and 5.5%, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash and short-term investments	$97,943	$173,221
Mortgage loans held for sale at fair value	1,147,884	531,004
Servicing advances, net	228,630	154,328
Receivable from affiliates	26,162	21,551
Carried Interest due from Investment Funds	67,298	61,142
Mortgage servicing rights	730,828	483,664
Other assets	208,380	159,565
Total assets	$2,507,125	$1,584,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$1,113,114	$523,746
Payable to affiliates	350,389	256,834
Other liabilities	236,356	174,691
Total liabilities	1,699,859	955,271
Total stockholders' equity	807,266	629,204
Total liabilities and stockholders' equity	$2,507,125	$1,584,475

Total assets increased $922.7 million from $1.6 billion at December 31, 2013 to $2.5 billion at December 31, 2014. The increase was primarily due to an increase of $616.9 million in mortgage loans held for sale at fair value, primarily related to the initiation of the EBO program resulting in mortgage loan purchases of $1.0 billion and an increase of $247.2 million in MSRs, resulting from growth in our mortgage banking operations and purchases of MSRs, partially offset by a decrease in short-term investments of $120.9 million as we deployed cash and proceeds from issuance of ESS to fund balance sheet growth.

Total liabilities increased by $744.6 million from $955.3 million as of December 31, 2013 to $1.7 billion as of December 31, 2014. The increase was primarily attributable to an increase in mortgage loans sold under agreements to repurchase of $351.0 million and an increase in sales of mortgage loan participation certificates of $143.6 million, all to fund growth in our inventory of mortgage loans held for sale at fair value, an increase in note payable of $94.7 million, and an increase in liabilities relating to the sale of ESS to PMT of $52.4 million.

Cash Flows

Our cash flows resulted in a net increase in cash of $45.6 million during the year ended December 31, 2014. The increase was due to cash provided by our investing and financing activities exceeding cash used in our operating activities.

Operating activities

Cash used in operating activities totaled $579.0 million, $98.4 million and $308.1 million during the years ended December 31, 2014, 2013 and 2012, respectively, primarily due to the growth of our inventory of mortgage loans held for sale as a result of the EBO program and our loan production exceeding mortgage loan sales.

Investing activities

Net cash provided by investing activities was $6.8 million during the year ended December 31, 2014. The net cash provided by investing activities was primarily a result of the decrease in short term investments.

Net cash used in investing activities was $284.8 million and $45.5 million during the years ended December 31, 2013 and 2012, primarily due to an increase in our short-term investments and cash used to purchase MSRs. The cash used in the increase in our short-term investments in 2013 reflects the liquidity provided by the IPO.

Financing activities

Net cash provided by financing activities was $617.8 million during the year ended December 31, 2014, primarily due to an increase in loans sold under agreements to repurchase and a mortgage loan participation agreement used to finance the growth in our inventory of mortgage loans held for sale. Cash provided by financing activities also reflects the proceeds received from sales of ESS of $95.9 million in 2014 and increased financing related to growth in our government MSRs.

Net cash provided by financing activities was $401.5 million during the year ended December 31, 2013, primarily due to the IPO, which raised $212.8 million net of underwriting and offering costs. Cash provided by financing activities also reflects the proceeds received from sales of ESS of $139.0 million in 2013.

Net cash provided by financing activities was $349.5 million during the year ended December 31, 2012, primarily due to an increase in loans sold under agreements to repurchase used to finance the growth in our inventory of mortgage loans held for sale.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings, proceeds from and issuance of ESS and/or additional equity offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of mortgage loans under agreements to repurchase, sales of mortgage loan participation certificates, ESS financing and a note payable secured by MSRs and loan servicing advances. All of our borrowings other than ESS have short-term maturities and provide for terms of approximately one year.

Our repurchase agreements represent the sales of mortgage loans together with agreements for us to buy back the mortgage loans at a later date. During, 2014, the average balance outstanding under agreements to repurchase mortgage loans totaled $529.8 million, and the maximum daily amount outstanding under such agreements totaled $1.1 billion. During 2013, the average balance outstanding under agreements to repurchase mortgage loans totaled $344.6 million, and the maximum daily amount outstanding under such agreements totaled $623.5 million. During 2012, the average balance outstanding under agreements to repurchase mortgage loans totaled $172.7 million, and the maximum daily amount outstanding under such agreements totaled $441.2 million. The difference between the maximum and average daily amounts outstanding is due to variations in levels of production, loan inventories and EBOs during the year and timing of receipt of cash from loan sales.

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

With respect to servicing performed for PMT, PLS is also subject to certain covenants under its debt agreements. Covenants in PMT’s debt agreements are equally, or sometimes less, restrictive than the covenants described above.

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

We continue to explore a variety of means of financing our continued growth, including debt financing through bank warehouse lines of credit, financing MSR purchases through bank lines of credit, additional repurchase agreements and corporate debt. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or whether such efforts will be successful.

Off‑Balance Sheet Arrangements and Aggregate Contractual Obligations

Off‑Balance Sheet Arrangements

As of December 31, 2014, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of December 31, 2014, we had on-balance sheet contractual obligations of $822.6 million to finance assets under agreements to repurchase and $143.6 million to finance assets under our mortgage loan participation and sale agreement. We also had a contractual obligation of $146.9 million relating to a note payable secured by MSRs. We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

All agreements to repurchase assets and the mortgage loan participation and sale agreement that matured between December 31, 2014 and the date of this Report have been renewed, extended or repaid and are described in Note 16—Borrowings in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Mortgage loans sold under agreements to repurchase	$822,621	$822,621	$—	$—	$—
Mortgage loan participation and sale agreement	143,638	143,638	—	—	—
Note payable	146,855	146,855	—	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	191,166	—	—	—	191,166
Software licenses (2)	16,920	8,460	8,460	—	—
Office leases	17,776	5,069	7,106	3,014	2,587
Total	$1,338,976	$1,126,643	$15,566	$3,014	$193,753

(1)	The ESS financing obligation payable to PMT does not have a stated contractual maturity date and will pay down as the underlying MSRs receive the excess servicing fee rate due to PMT.
(2)

Software licenses include both volume and activity‑based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $490,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 513,000 at December 31, 2014. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the year ended December 31, 2014, software license fees totaled $15.9 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2014:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$89,508	June 12, 2015	October 30, 2015
Bank of America, N.A.	$54,534	January 21, 2015	January 30, 2015
Morgan Stanley	$10,489	February 18, 2015	June 29, 2015
Citibank, N.A.	$31	January 22, 2015	September 7, 2015

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of mortgage loans under agreements to repurchase, a mortgage loan participation and sale agreement and a note payable secured by MSRs and loan servicing advances. The borrower under each of these facilities is PLS, and all obligations thereunder are guaranteed by Private National Mortgage Acceptance Company, LLC.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of December 31, 2014, we were in compliance in all material respects with these covenants.

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

All of PLS’s borrowings discussed above have short-term maturities that expire as follows as of December 31, 2014:

	Outstanding	Facility
Counterparty (1)	Indebtedness (2)	Amount	Maturity Date (3)
	(in thousands)
Bank of America, N.A.	$236,771	$225,000	January 30, 2015
Bank of America, N.A.	$143,638	$150,000	January 30, 2015
Credit Suisse First Boston Mortgage Capital LLC	$463,541	$500,000	October 30, 2015
Credit Suisse First Boston Mortgage Capital LLC	$146,855	$257,000	October 30, 2015
Morgan Stanley	$122,031	$125,000	June 29, 2015
Citibank, N.A.	$278	$50,000	September 7, 2015

(1)

The borrowings with Bank of America, N.A. (with a committed amount of $225 million), Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $500 million), Morgan Stanley and Citibank, N.A. are in the form of sales of mortgage loans under agreements to repurchase. The borrowing with Bank of America, N.A. (with a committed amount of $150 million) is in the form of a mortgage loan participation and sale agreement. The borrowing with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $257 million) is in the form of a note payable secured by certain MSRs and loan servicing advances.

(2)	Represents outstanding indebtedness reduced by cash collateral as of December 31, 2014.
(3)

All agreements that matured between December 31, 2014 and the date of this Report have been renewed, extended or repaid and are described in Note 16—Borrowings in the accompanying consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market‑based risks. The primary market risks that we are exposed to are credit risk, interest rate risk, prepayment risk, inflation risk and market value risk.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates affect both the fair value of, and interest income we earn from, our mortgage‑related investments and our derivative financial instruments. This effect is most pronounced with fixed‑rate mortgage assets. In general, rising interest rates negatively affect the fair value of our interest rate lock agreements and inventory of mortgage loans held for sale.

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

Inflation Risk

A substantial portion of our assets and liabilities is interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Furthermore, our consolidated financial statements are prepared in accordance with GAAP and any distributions that PennyMac may make to its members will be determined by us as the managing member of PennyMac based primarily on our taxable income and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

Market Value Risk

Our mortgage loans held for sale are reported at their estimated fair values. The fair value of these assets fluctuates primarily due to changes in interest rates.

The following sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes to other variables; are subject to the accuracy of various models and assumptions used; and do not incorporate other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the following estimates should not be viewed as earnings forecasts.

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$454,636	$434,528	$425,085	$407,310	$398,937	$383,129
Change in fair value:
$	$38,616	$18,508	$9,066	$(8,710)	$(17,083)	$(32,890)
%	9.28%	4.45%	2.18%	(2.09)%	(4.11)%	(7.91)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$447,896	$431,448	$423,612	$408,661	$401,526	$387,887
Change in fair value:
$	$31,877	$15,428	$7,592	$(7,359)	$(14,494)	$(28,132)
%	7.66%	3.71%	1.82%	(1.77)%	(3.48)%	(6.76)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$427,987	$422,003	$419,012	$413,028	$410,036	$404,053
Change in fair value:
$	$11,967	$5,983	$2,992	$(2,992)	$(5,983)	$(11,967)
%	2.88%	1.44%	0.72	(0.72)%	(1.44)%	(2.88)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of December 31, 2014, given several shifts in pricing spreads, prepayment speed and annual per‑loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$346,972	$334,347	$328,379	$317,076	$311,718	$301,542
Change in fair value:
$	$24,346	$11,720	$5,753	$(5,550)	$(10,908)	$(21,084)
%	7.55%	3.63%	1.78%	(1.72)%	(3.38)%	(6.54)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$353,886	$337,606	$329,964	$315,574	$308,792	$295,972
Change in fair value:
$	$31,259	$14,980	$7,338	$(7,052)	$(13,835)	$(26,654)
%	9.69%	4.64%	2.27%	(2.19)%	(4.29)%	(8.26)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$334,265	$328,446	$325,536	$319,717	$316,807	$310,988
Change in fair value:
$	$11,638	$5,819	$2,910	$(2,910)	$(5,819)	$(11,638)
%	3.61%	1.80%	0.90%	(0.90)%	(1.80)%	(3.61)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our excess servicing spread financing accounted for using the fair value method as of December 31, 2014, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$198,969	$194,211	$191,916	$187,485	$185,346	$181,211
Change in fair value:
$	$9,295	$4,536	$2,241	$(2,189)	$(4,329)	$(8,464)
%	4.90%	2.39%	1.18%	(1.15)%	(2.28)%	(4.46)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$209,184	$199,011	$194,245	$185,289	$181,078	$173,140
Change in fair value:
$	$19,509	$9,337	$4,570	$(4,385)	$(8,597)	$(16,535)
%	10.29%	4.92%	2.41%	(2.31)%	(4.53)%	(8.72)%

Item 8.  Financial Statements and Supplementary Data

The information called for by this Item 8 is hereby incorporated by reference from our Financial Statements and Auditors’ Report in Part IV of this Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. However, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Our management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report as required by paragraph (b) of Rule 13a-15 under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Report, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2015, which is within 120 days after the end of fiscal year 2014.

Item 11.  Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2015, which is within 120 days after the end of fiscal year 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2015, which is within 120 days after the end of fiscal year 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2015, which is within 120 days after the end of fiscal year 2014.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2015, which is within 120 days after the end of fiscal year 2014.

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

10.11†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Other Eligible Participants (2014) (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.12†

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

10.22	Amendment No. 3 to Second Amended and Restated Flow Servicing Agreement, dated as of December 11, 2014, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

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

10.33

Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 1.01 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2014).

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

10.48

Amendment No. 8 to Master Repurchase Agreement, dated as of August 13, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.49	Amendment No. 9 to Master Repurchase Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.50	Guaranty, dated as of March 17, 2011, by Private National Mortgage Company, LLC in favor of Bank of America, N.A.

10.51

Master Repurchase Agreement, dated as of June 26, 2012, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.20 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.52

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

10.56

Amendment Number Five to the Master Repurchase Agreement, dated February 5, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.50 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.57

Amendment Number Six to the Master Repurchase Agreement, dated February 25, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.51 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.58

Amendment Number Seven to the Master Repurchase Agreement, dated July 24, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.54 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.59

Amendment Number Eight to the Master Repurchase Agreement, dated August 7, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.60

Amendment Number Nine to the Master Repurchase Agreement, dated September 8, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.61	Guaranty Agreement, dated as of June 26, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Citibank, N.A.

10.62

Second Amended and Restated Loan and Security Agreement, dated as of March 27, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.63

Amendment No. 1 to Second Amended and Restated Loan Security Agreement, dated as of December 12, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.64

Amendment No. 2 to Second Amended and Restated Loan Security Agreement, dated as of March 22, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.65

Amendment No. 3 to Second Amended and Restated Loan Security Agreement, dated as of December 30, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2014).

10.66

Amendment No. 4 to Second Amended and Restated Loan Security Agreement, dated as of October 31, 2014 among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.67	Amended and Restated Guaranty, dated as of March 27, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse AG, New York Branch.

10.68

Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant’s Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

10.69

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 5, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.70

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.71

Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of March 13, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.59 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.72

Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 5, 2014).

10.73

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

10.75

Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.76

Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of December 23, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.77	Guaranty, dated as of August 14, 2009, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital, LLC.

10.78

Master Repurchase Agreement, dated as of July 2, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.79

Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.80

Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.63 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.81

Amendment Number Three to the Master Repurchase Agreement, dated as of June 30, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.82

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.83

Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 13, 2014, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.84

Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.85

Amended and Restated Guaranty, dated as of August 13, 2014, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.73 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

21.1	Subsidiaries of PennyMac Financial Services, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 (ii) the Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2014 and (v) the Notes to the Consolidated Financial Statements.

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

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PennyMac Financial Services, Inc.

6101 Condor Drive

Moorpark, CA 93021

We have audited the accompanying consolidated balance sheets of PennyMac Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Financial Services, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on May 14, 2013, Private National Mortgage Acceptance Company, LLC (“PNMAC”), a subsidiary of the Company, sold 12.8 million Class A Units to the Company, which represents recapitalization and reorganization of PNMAC. As a result of the recapitalization and reorganization, the accompanying consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012 are PNMAC’s historical financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 13, 2015

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except share data)
ASSETS
Cash	$76,256	$30,639
Short-term investments at fair value	21,687	142,582
Mortgage loans held for sale at fair value (includes $976,772 and $512,350 pledged to secure mortgage loans sold under agreements to repurchase; and $148,133 and $- pledged to secure mortgage loan participation and sale agreement)	1,147,884	531,004
Derivative assets	38,457	21,540
Servicing advances, net (includes valuation allowance of $18,686 at December 31, 2014; and $5,564 pledged to secure note payable at December 31, 2013)	228,630	154,328
Carried Interest due from Investment Funds	67,298	61,142
Investment in PennyMac Mortgage Investment Trust at fair value	1,582	1,722
Mortgage servicing rights (includes $325,383 and $224,913 mortgage servicing rights at fair value; $392,254 and $258,241 pledged to secure note payable; and $191,166 and $138,723 subject to excess servicing spread financing)	730,828	483,664
Furniture, fixtures, equipment and building improvements, net	11,339	9,837
Capitalized software, net	567	764
Receivable from Investment Funds	2,291	2,915
Receivable from PennyMac Mortgage Investment Trust	23,871	18,636
Deferred tax asset	46,038	63,117
Loans eligible for repurchase	72,539	46,663
Other	37,858	15,922
Total assets	$2,507,125	$1,584,475
LIABILITIES
Mortgage loans sold under agreements to repurchase	$822,621	$471,592
Mortgage loan participation and sale agreement	143,638	—
Note payable	146,855	52,154
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	191,166	138,723
Derivative liabilities	6,513	2,462
Accounts payable and accrued expenses	62,715	46,387
Mortgage servicing liabilities at fair value	6,306	—
Payable to Investment Funds	35,908	36,937
Payable to PennyMac Mortgage Investment Trust	123,315	81,174
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	75,024	71,056
Liability for loans eligible for repurchase	72,539	46,663
Liability for losses under representations and warranties	13,259	8,123
Total liabilities	1,699,859	955,271

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 21,577,686 and 20,812,777 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; 54 and 61 shares issued and outstanding, respectively	—	—
Additional paid-in capital	162,720	153,000
Retained earnings	51,242	14,400
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	213,964	167,402
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	593,302	461,802
Total stockholders' equity	807,266	629,204
Total liabilities and stockholders’ equity	$2,507,125	$1,584,475

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$174,861	$138,722	$118,170
Recapture payable to PennyMac Mortgage Investment Trust	(7,837)	(709)	—
	167,024	138,013	118,170
Loan origination fees	41,576	23,575	9,634
Fulfillment fees from PennyMac Mortgage Investment Trust	48,719	79,712	62,906
Net loan servicing fees:
Loan servicing fees
From non-affiliates	173,005	61,523	20,673
From PennyMac Mortgage Investment Trust	52,522	39,413	18,608
From Investment Funds	6,425	7,099	10,831
Ancillary and other fees	26,469	11,426	2,245
	258,421	119,461	52,357
Amortization, impairment and change in fair value of mortgage servicing rights:
Related to servicing for non-affiliates	(70,165)	(27,028)	(12,252)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	28,663	(2,423)	—
	(41,502)	(29,451)	(12,252)
Net loan servicing fees	216,919	90,010	40,105
Management fees:
From PennyMac Mortgage Investment Trust	35,035	32,410	12,436
From Investment Funds	7,473	7,920	9,363
	42,508	40,330	21,799
Carried Interest from Investment Funds	6,156	13,419	10,473
Net interest expense:
Interest income	27,771	15,632	6,354
Interest expense:
To non-affiliates	23,965	15,582	7,879
To PennyMac Mortgage Investment Trust	13,292	1,091	—
	37,257	16,673	7,879
Net interest expense	(9,486)	(1,041)	(1,525)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(6)	41	817
Other	4,867	2,500	2,707
Total net revenue	518,277	386,559	265,086
Expenses
Compensation	190,707	148,576	124,014
Servicing	48,430	7,028	3,642
Technology	15,439	9,205	4,455
Professional services	11,108	10,571	5,568
Loan origination	9,554	9,943	2,953
Other	20,006	19,110	6,131
Total expenses	295,244	204,433	146,763
Income before provision for income taxes	223,033	182,126	118,323
Provision for income taxes	26,722	9,961	—
Net income	196,311	172,165	$118,323
Less: Net income attributable to noncontrolling interest	159,469	157,765
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$36,842	$14,400

Earnings per share
Basic	$1.73	$0.83
Diluted	$1.73	$0.82
Weighted average common shares outstanding
Basic	21,250	17,311
Diluted	75,955	75,892

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		PennyMac Financial Services, Inc. Stockholders						Noncontrolling
								interest in Private
						Additional		National Mortgage
	Members'	Number of Shares		Common stock		paid-in	Retained	Acceptance
	equity	Class A	Class B	Class A	Class B	capital	earnings	Company, LLC	Total equity
	(in thousands)
Balance at December 31, 2011	$123,915	—	—	$—	$—	$—	$—	$—	$123,915
Net income	118,323								118,323
Unit-based compensation expense	20,307	—	—	—	—	—	—	—	20,307
Contributions	15,058	—	—	—	—	—	—	—	15,058
Redemptions	(6)	—	—	—	—	—	—	—	(6)
Distributions	(15,847)	—	—	—	—	—	—	—	(15,847)
Balance at December 31, 2012	261,750	—	—	—	—	—	—	—	261,750
Net income	76,834								76,834
Unit-based compensation expense	238	—	—	—	—	—	—	—	238
Distributions	(19,623)	—	—	—	—	—	—	—	(19,623)
Partner capital issuance costs	(3,745)	—	—	—	—	—	—	—	(3,745)
Exchange of existing partner units to Class A units of Private National Mortgage Acceptance Company, LLC	(315,454)	—	—	—	—	—	—	315,454	—
Balance post-reorganization	—	—	—	—	—	—	—	315,454	315,454
Issuance of common shares in initial public offering, net of issuance costs	—	12,778	—	1	—	229,999	—	—	230,000
Underwriting and offering costs	—	—	—	—	—	(13,290)	—	(196)	(13,486)
Initial recognition of noncontrolling interest	—	—	—	—	—	(127,160)	—	127,160	—
Net income	—	—	—	—	—	—	14,400	80,931	95,331
Stock and unit-based compensation	—	—	—	—	—	881	—	2,818	3,699
Distributions	—	—	—	—	—	—	—	(3,809)	(3,809)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	8,035	—	1	—	60,555	—	(60,556)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	—	—	—	—	2,015	—	—	2,015
Balance at December 31, 2013	—	20,813	—	2	—	153,000	14,400	461,802	629,204
Net income	—	—	—	—	—	—	36,842	159,469	196,311
Stock and unit-based compensation	—	33	—	—	—	2,895	—	7,436	10,331
Distributions	—	—	—	—	—	—	—	(28,298)	(28,298)
Issuance of common stock in settlement of directors' fees	—	14	—	—	—	222	—	—	222
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	718	—	—	—	7,107	—	(7,107)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	—	—	—	—	(504)	—	—	(504)
Balance at December 31, 2014	$—	21,578	—	$2	$—	$162,720	$51,242	$593,302	$807,266

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash flow from operating activities
Net income	$196,311	$172,165	$118,323
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(167,024)	(138,013)	(118,685)
Accrual of servicing rebate to Investment Funds	2,206	700	885
Amortization, impairment and change in fair value of mortgage servicing rights	41,502	29,451	12,252
Carried Interest from Investment Funds	(6,156)	(13,419)	(10,473)
Accrual of interest on excess servicing spread financing	13,292	1,348	—
Amortization of debt issuance costs and commitment fees relating to financing facilities	5,989	5,014	1,866
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	140	175	(650)
Change in fair value of real estate acquired in settlement of loans	—	22	—
Stock and unit-based compensation expense	10,331	3,937	20,308
Provision for servicing advance losses	18,686	—	—
Depreciation and amortization	1,365	824	520
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(16,431,338)	(16,113,806)	(8,864,264)
Purchase of mortgage loans from Ginnie Mae securities for modification and subsequent sale	(1,049,838)	(30,950)	—
Originations of mortgage loans held for sale, net	(1,951,070)	(1,104,051)	(539,160)
Sale and principal payments of mortgage loans held for sale	18,785,683	17,105,047	9,053,364
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	8,081	12,339	3,622
Repurchase of loans subject to representations and warranties	(4,089)	(6,696)	—
Repurchase of real estate acquired in settlement of loans subject to representations and warranties	—	(309)	—
Sale of real estate acquired in settlement of loans subject to representations and warranties	—	287	—
Increase in servicing advances	(98,401)	(60,189)	(30,855)
(Increase) decrease in receivable from Investment Funds	(1,582)	57	3,797
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	1,280	173	(3,970)
Decrease in deferred tax asset	21,922	9,954	—
Revaluation of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(1,378)	—	—
Increase in other assets	(31,921)	(16,387)	(5,998)
Increase in accounts payable and accrued expenses	16,437	10,109	22,704
(Decrease) increase in payable to Investment Funds	(1,029)	142	7,173
Increase in payable to PennyMac Mortgage Investment Trust	41,647	33,686	21,184
Net cash used in operating activities	(578,954)	(98,390)	(308,057)

Cash flow from investing activities
Decrease (increase) in short-term investments	120,895	(89,418)	(37,123)
Purchase of mortgage servicing rights	(135,480)	(195,871)	—
Sale of mortgage servicing rights	10,916	550	—
Settlements of derivative financial instruments used for hedging	18,620	—	—
Purchase of furniture, fixtures, equipment and building improvements	(4,613)	(6,615)	(3,370)
Acquisition of capitalized software	(123)	(343)	(503)
(Increase) decrease in margin deposits and restricted cash	(3,463)	6,916	(4,539)
Net cash provided by (used in) investing activities	6,752	(284,781)	(45,535)

Cash flow from financing activities
Sale of loans under agreements to repurchase	17,217,767	15,805,464	8,528,184
Repurchase of loans sold under agreements to repurchase	(16,866,738)	(15,727,406)	(8,212,350)
Sale of mortgage loan participation certificates	2,817,616	—	—
Repayment of mortgage loan participation certificates	(2,673,978)	—	—
Borrowings on note payable	274,636	211,253	78,420
Repayments of note payable	(179,935)	(212,112)	(44,009)
Issuance of excess servicing spread financing	95,892	139,028	—
Repayment of excess servicing spread financing	(39,256)	(4,076)	—
Distributions to Private National Mortgage Acceptance Company, LLC partners	(28,185)	(23,432)	(15,847)
Decrease in leases payable	—	(1)	—
Issuance of common stock	—	230,000	—
Payment of common stock underwriting and offering costs	—	(13,486)	—
Payment by noncontrolling interest of common stock issuance costs	—	(3,745)	—
Collection of subscriptions receivable relating to noncontrolling interest	—	—	15,058
Noncontrolling interest partners' capital redemptions	—	—	(6)
Net cash provided by financing activities	617,819	401,487	349,450
Net increase in cash	45,617	18,316	(4,142)
Cash at beginning of period	30,639	12,323	16,465
Cash at end of period	$76,256	$30,639	$12,323

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

PennyMac Financial Services, Inc. (“PFSI” or the “Company”) was formed as a Delaware corporation on December 31, 2012. Pursuant to a reorganization, the Company became a holding corporation and its primary asset is an equity interest in Private National Mortgage Acceptance Company, LLC (“PennyMac”). The Company is the managing member of PennyMac, and it operates and controls all of the businesses and affairs of PennyMac, subject to the consent rights of other members under certain circumstances, and consolidates the financial results of PennyMac and its subsidiaries.

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage loan production (including correspondent production and consumer direct lending) and mortgage loan servicing. PennyMac’s investment management activities and a portion of its loan servicing activities are conducted on behalf of investment vehicles that invest in residential mortgage loans and related assets. PennyMac’s primary wholly owned subsidiaries are:

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

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development (“HUD”) and a lender/servicer with the Veterans Administration (“VA”) and U.S. Department of Agriculture (“USDA”) (each an “Agency” and collectively the “Agencies”).

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

As part of the IPO, PFSI entered into a tax receivable agreement with PennyMac’s existing unitholders that will provide for the payment by PFSI to PennyMac exchanged unitholders in an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis resulting from the exchanges noted above and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees charged to these entities (generally comprised of management fees, loan servicing fees, Carried Interest and fulfillment fees) totaled 32%,  45% and 47% of total net revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 3—Significant Accounting Policies

A description of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with generally accepted accounting principles (“GAAP”) in the United States as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “Codification”).

Principles of Consolidation

The consolidated financial statements include the accounts of PennyMac and all of its wholly‑owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Fair Value

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

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

•

Level 3—Prices determined using significant unobservable inputs. In situations where observable inputs are unavailable (for example, when there is little or no market activity for an asset or liability at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

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

Short‑Term Investments

Short‑term investments, which represent investments in money market accounts with a depository institution, are carried at fair value. Changes in fair value are recognized in current period income. The Company classifies its short‑term investments as “Level 1” fair value financial statement items.

Mortgage Loans Held for Sale at Fair Value

Management has elected to account for mortgage loans held for sale at fair value, with changes in fair value recognized in current period income, to more timely reflect the Company’s performance. All changes in fair value, including changes arising from the passage of time, are recognized as a component of Net gains on mortgage loans held for sale at fair value. The Company classifies most of the mortgage loans held for sale at fair value as “Level 2” fair value financial statement items. Certain of the Company’s mortgage loans held for sale may not be readily saleable due to identified defects or delinquency. Such mortgage loans are classified as “Level 3” financial statement items.

Sale Recognition

The Company recognizes transfers of mortgage loans as sales when it surrenders control over the mortgage loans. Control over transferred mortgage loans is deemed to be surrendered when (i) the mortgage loans have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred mortgage loans, and (iii) the Company does not maintain effective control over the transferred mortgage loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return the specific mortgage loans.

Interest Income Recognition

Interest income on mortgage loans held for sale at fair value is recognized over the life of the mortgage loans using their contractual interest rates. Income recognition is suspended and the accrued unpaid interest receivable is reversed against interest income when loans become 90 days delinquent, or when, in management’s opinion, a full recovery of interest and principal becomes doubtful. Income recognition is resumed when the mortgage loan becomes contractually current.

Derivative Financial Instruments

The Company is exposed to price risk relative to its mortgage loans held for sale as well as to the commitments it makes to loan applicants to originate or to PMT to acquire mortgage loans at specified interest rates (“interest rate lock commitments” or “IRLCs”). The Company bears price risk from the time a commitment to originate a mortgage loan is made to a borrower or to purchase a mortgage loan from PMT, to the time the mortgage loan is sold. During this period, the Company is exposed to losses if mortgage interest rates increase, because the value of the purchase commitment or mortgage loan held for sale decreases. The Company also is exposed to risk relative to the fair value of its mortgage servicing rights (“MSRs”). The Company is exposed to loss in fair value of its MSRs when interest rates decrease.

IRLCs are accounted for as derivative financial instruments. The Company manages the risk created by IRLCs relating to mortgage loans held for sale by entering into forward sale agreements to sell the mortgage loans and by the purchase and sale of mortgage‑backed securities (“MBS”) options and futures. Such agreements are also accounted for as derivative financial instruments. From time to time, these instruments are also used to manage the risk created by changes in prepayment speeds on certain of the MSRs the Company holds. The Company classifies its IRLCs as “Level 3” financial statement items and the derivative financial instruments it acquires to manage the risks created by IRLCs and mortgage loans held for sale as “Level 1” or “Level 2” fair value financial statement items.

The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. The Company accounts for its derivative financial instruments as free‑standing derivatives. The Company does not designate its derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheet at fair value with changes in the fair values being reported in current period income. Changes in fair value of derivatives hedging IRLCs and mortgage loans held for sale at fair value are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income. For derivatives hedging MSRs, changes in fair value are included in Amortization, impairment and change in fair value of mortgage servicing rights in the Company’s consolidated statements of income.

When the Company has multiple derivative instruments with the same counterparty under a master netting arrangement, it offsets the amounts recorded as assets and liabilities and amounts recognized for the right to reclaim cash collateral it has deposited with the counterparty or the obligation to return cash collateral it has collected from the counterparty arising from that master netting arrangement. Such offset amounts are presented as either a net asset or liability by counterparty on the Company’s consolidated balance sheets.

Servicing Advances

Servicing advances represent advances made on behalf of borrowers and the loans’ investors to fund delinquent balances for property tax and insurance premiums and out of pocket costs (e.g., preservation and restoration of mortgaged or real estate owned property, legal fees, appraisals and insurance premiums). Servicing advances are made in accordance with the Company’s servicing agreements and, when made, are deemed recoverable upon liquidation. The Company periodically reviews servicing advances for collectability and provides a valuation allowance for amounts estimated to be uncollectable. Servicing advances are written off when they are deemed uncollectible.

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

Investment in PennyMac Mortgage Investment Trust at Fair Value

Common shares of beneficial interest in PMT are carried at their fair value with changes in fair value recognized in current period income. Fair value for purposes of the Company’s holdings in PMT is based on the published closing price of the shares as of period end. The Company classifies its investment in common shares of PMT as a “Level 1” fair value financial statement item.

Mortgage Servicing Rights

MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; supervising the acquisition of real estate in settlement of loans and property disposition. Real estate acquired in settlement of loans (“REO”) represents real estate that collateralized the mortgage loans before the properties were acquired in settlement of loans.

The value of MSR assets and liabilities is derived from the net positive or negative, respectively, cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.19% to 0.57% annually on the remaining outstanding principal balances of the mortgage loans subject to the servicing contracts. The servicing fees are collected from the monthly payments made by the mortgagors. The Company is contractually entitled to receive other remuneration including rights to various mortgagor‑contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain the interest earned on funds held pending remittance related to its collection of mortgagor payments. The Company also generally has the right to solicit the mortgagors for other products and services as well as for new mortgages for those considering refinancing or purchasing a new home.

The Company recognizes MSRs initially at fair value, either as proceeds from sales of mortgage loans where the Company assumes the obligation to service the loan in the sale transaction, or from the purchase of MSRs. The Company’s MSRs generally relate to either pools of distressed loans or pools of loans that were originated to borrowers with prime credit characteristics or are backed by government insurance. Accordingly, the assumptions used in the valuation are differentiated based on the higher expectation of the delinquency migration of the MSRs backed by distressed loans and significantly higher expected cost to service and advance payments for MSRs backed by the distressed loans.

The Company has identified three classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; MSRs backed by mortgage loans with initial interest rates of more than 4.5%;

and purchased MSRs financed in part through the transfer of the right to receive excess servicing spread (“ESS”) cash flows. The Company’s subsequent accounting for MSRs is based on the class of MSRs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% and purchased MSRs financed in part by ESS are accounted for at fair value with changes in fair value recorded in current period income. These classes related to the method for managing the risks of the MSRs.

The fair value of MSRs is difficult to determine because MSRs are not actively traded in observable stand‑alone markets. Considerable judgment is required to estimate the fair values of MSRs and the exercise of such judgment can significantly affect the Company’s income. Therefore, the Company classifies its MSRs as “Level 3” fair value financial statement items.

The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows. The inputs used in the Company’s discounted cash flow model are based on market factors which management believes are consistent with assumptions and data used by market participants valuing similar MSRs.

The key inputs used in the valuation of MSRs include mortgage prepayment speeds, cost to service the loans and discount rates. These inputs can, and generally do, change from period to period as market conditions change.

MSRs are generally subject to loss in value when mortgage interest rates decline. Declining mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the loans underlying the MSRs, thereby reducing their fair value. Reductions in the fair value of MSRs affect earnings primarily through change in fair value and impairment charges. For MSRs backed by mortgage loans with historically low mortgage interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of the underlying mortgage loans.

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

MSRs accounted for using the amortization method are periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs decreases below the asset’s carrying value (carrying value is the MSR’s amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current‑period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of impaired MSRs subsequently increases, the increase in value is recognized in current‑period income. When an increase in value of MSR is recognized, the valuation allowance is adjusted to increase the carrying value of the MSRs only to the extent of the valuation allowance.

For impairment evaluation purposes, the Company stratifies its MSRs by predominant risk characteristic when evaluating for impairment. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed‑rate or adjustable‑rate) and note rate. Fixed‑rate loans are stratified into note rate pools of 50 basis points for note rates between 3.0% and 4.5% and a single pool for note rates below 3%. If the fair value of MSRs in any of the note rate pools is below the carrying value of the MSRs for that pool, impairment is recognized to the extent of the difference between the estimated fair value and the carrying value, including the existing valuation allowance for that pool.

Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write‑down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Both amortization and changes in the amount of the MSR valuation allowance are recorded in current period income in Amortization, impairment and change in fair value of mortgage servicing rights in the consolidated statements of income.

MSRs Accounted for at Fair Value

Changes in fair value of MSRs accounted for at fair value are recognized in current period income in Amortization, impairment and change in fair value of mortgage servicing rights in the consolidated statements of income.

Furniture, Fixtures, Equipment and Building Improvements

Furniture, fixtures, equipment and building improvements are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight‑line method over the estimated useful lives of the various classes of assets, which range from five to seven years for furniture and equipment and the lesser of the asset’s estimated useful life or the remaining lease term for fixtures and building improvements.

Capitalized Software

The Company capitalizes certain consulting, payroll, and payroll‑related costs related to computer software for internal use, and subsequently amortizes such costs over a period of five years using the straight‑line method.

The Company also periodically assesses long‑lived assets including capitalized software for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If management identifies an indicator of impairment, it assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. No such impairment was recorded during the three years ended December 31, 2014.

Restricted Cash

Restricted cash represents deposits that serve as collateral for various agreements the Company has entered into, such as derivative margin account agreements. Restricted cash is included in Other assets in the Company’s consolidated balance sheets. Management classifies restricted cash as a “Level 1” fair value financial statement item.

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

Excess Servicing Spread Financing at Fair Value

The Company finances certain of its purchases of Agency MSRs through the sale to PMT of the right to receive the excess of the servicing fee rate of the underlying MSRs. This excess is referred to as the excess servicing spread (“ESS”).  ESS is carried at its fair value. Changes in fair value are recognized in current period income in Amortization, Impairment and Change in Fair Value of Mortgage Servicing Rights.

Because the ESS is a claim to a portion of the cash flows from MSRs, the fair value measurement of the ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring the ESS as used to measure MSRs except that certain inputs relating to the cost to service the loans underlying the MSR and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS. The Company categorizes ESS as a “Level 3” financial statement item.

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

Liability for Losses Under Representations and Warranties

The Company provides for its estimate of the losses that it expects to incur in the future as a result of its breach of representations and warranties provided to the purchasers of the loans the Company sold. The Company’s agreements with the Agencies include representations and warranties related to the loans the Company sells to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer for any losses. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that sold such mortgage loans and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender.

The method used to estimate the Company’s losses on representations and warranties is a function of estimated future defaults, loan repurchase rates, the Company’s estimate of the severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and reviews its liability estimate on a periodic basis.

The Company includes a provision for losses relating to the representations and warranties it makes as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates, the potential severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and periodically updates its liability estimate. The liability estimate is reviewed and approved by the Company’s management credit committee.

The level of the liability for losses on representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, the Company’s ability to recover any losses inherent in repurchased loans from the correspondent lenders and other external conditions that may change over the lives of the underlying loans. As economic fundamentals change, as investor and Agency evaluation of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect the Company’s correspondent lenders, the level of ensuing losses will change. As a result of these changes, the Company may be required to adjust the estimate of its liability for representations and warranties. Such an adjustment may be material to the Company’s financial condition and results of operations. The Company did not record any adjustments to previously recorded liabilities for representations and warranties during any of the periods presented.

The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance (“UPB”) of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. Management believes the amount and range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or results of operations.

Loan Servicing Fees

Loan servicing fees and other remuneration are received by the Company for servicing residential mortgage loans. Loan servicing fees are recorded net of Agency guarantee fees paid by the Company. Loan servicing fees are recognized as earned over the life of the loans in the servicing portfolio.

Stock‑Based Compensation

The Company’s 2013 Equity Incentive Plan provides for awards of nonstatutory and incentive stock options (“Stock Options”), time‑based restricted stock units, performance‑based restricted stock units, stock appreciation rights, performance units and stock grants. The Company establishes the cost of its share-based awards at the awards’ fair values at the grant date of the awards. The Company estimates the fair value of the stock options, time‑based restricted stock units and performance‑based restricted stock units awarded with reference to the fair value of its underlying common stock on the date of the award.

Compensation costs are fixed, except for performance‑based restricted stock units, as of the award date as all grantees are employees of PennyMac or directors of the Company. The Company amortizes the cost of time‑based restricted stock unit awards to compensation expense over the vesting period using the graded vesting method. The Company amortizes performance‑based restricted stock unit awards on the straight‑line basis over the vesting period. Expense relating to awards is included in Compensation in the consolidated statements of income.

Income Taxes

As a result of the PennyMac recapitalization and reorganization, the Company expects to benefit from amortization and other tax deductions due to an increase in tax basis from the exchange of PennyMac Class A units. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income. The Company has entered into an agreement with the unitholders of PennyMac that will provide for the additional payment by the Company to exchanging unitholders of PennyMac equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that PFSI realizes due to (i) increases in tax basis resulting from exchanges of the then‑existing unitholders and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. A valuation allowance is established if, in management’s judgment, it is not more likely than not that a deferred tax asset will be realized.

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

Variable Interest Held in Unconsolidated Variable Interest Entities

PMOFA is a general partner in the Master Fund. The Master Fund wholly owns PennyMac Mortgage Co. Funding, LLC (“Funding, LLC”), PennyMac Mortgage Co. Funding II, LLC (“Funding II, LLC), and PennyMac Mortgage Co, LLC (“Mortgage Co”). Funding, LLC and Funding II, LLC are each the majority interest holder in PennyMac Loan Trust 2010‑NPL1, PennyMac Loan Trust 2011‑NPL1, PennyMac REO 2011‑NPL1 and PNMAC

Mortgage Co (F1), LLC (the “Trusts”), which in the case of the first entity holds the mortgage loans for Funding LLC and in the case of the latter two entities hold the mortgage loans for Funding II, LLC.

PLS provides loan servicing to the Trusts as well as to Mortgage Co. The related party group constituting the Company and its affiliates (including PMOFA) has an equity interest in the Master Fund, the ultimate Parent of the Trusts, Mortgage Co, Funding, LLC and Funding II, LLC. The direct equity holders in the Trusts, Mortgage Co, Funding, LLC and Funding II, LLC, however, do not have power to direct operations of the respective entities and as such, both the Trusts and Mortgage Co are considered to be variable interest entities (“VIEs”) as defined in the Consolidations topic of the Codification.

The Company is not the primary beneficiary in these VIEs, given it does not represent the enterprise within the related party group that is most closely associated with these VIEs and, as such, the Company does not consolidate these VIEs. Exposure of loss to the related party group from the unconsolidated VIEs is limited to the contributed capital of the related party group in the Master Fund totaling $2,000 which represents the general partnership interest held by PMOFA in the Master Fund.

Note 4—Transactions with Affiliates

PennyMac Mortgage Investment Trust

Correspondent Production

Before February 1, 2013, PMT paid PennyMac a fulfillment fee of 0.50% of the UPB of mortgage loans sold to non‑affiliates where PMT is approved or licensed to sell to such non‑affiliate. Effective February 1, 2013, the mortgage banking and warehouse services agreement provides for a fulfillment fee paid to the Company based on the type of mortgage loan that PMT acquires. The fulfillment fee is equal to a percentage of the UPB of mortgage loans purchased by PMT, with the addition of potential fee rate discounts applicable to PMT’s monthly purchase volume in excess of designated thresholds. The Company has also agreed to provide such services exclusively for PMT’s benefit, and the Company and its affiliates are prohibited from providing such services for any other third party.

Presently, the applicable fulfillment fee percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans saleable in accordance with the Ginnie Mae Mortgage‑Backed Securities Guide, (iii) 0.80% for the U.S. Department of the Treasury and HUD’s Home Affordable Refinance Program (“HARP”) mortgage loans with a loan‑to‑value ratio of 105% or less, (iv) 1.20% for HARP mortgage loans with a loan‑to‑value ratio of more than 105%, and (v) 0.50% for all other mortgage loans not contemplated above; provided, however, that the Company may, in its sole discretion, reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction may only be credited to the reimbursement applicable to the month in which the related mortgage loan was funded.

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

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking and warehouse services agreement, the Company currently purchases loans saleable in accordance with the Ginnie Mae Mortgage‑Backed Securities Guide “as is” and without recourse of any kind to PMT at its cost less fees collected by PMT from the seller, plus accrued interest and a sourcing fee of three basis points.

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

The term of the mortgage banking and warehouse services agreement expires on February 1, 2017, subject to automatic renewal for additional 18‑month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of mortgage lending activity between the Company and PMT:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Fulfillment fee revenue	$48,719	$79,712	$62,906
Unpaid principal balance of loans fulfilled for PennyMac Mortgage Investment Trust	$11,476,448	$15,225,153	$13,028,375

Sourcing fees paid	$4,676	$4,611	$2,505
Fair value of loans purchased from PennyMac Mortgage Investment Trust	$16,431,338	$16,113,806	$8,864,264
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	$8,081	$12,339	$3,622
MSR recapture recognized	$9	$709	$—

Mortgage Loan Servicing

The Company has a loan servicing agreement with PMT. Before February 1, 2013, the servicing fee rates were based on the risk characteristics of the mortgage loans serviced and total servicing compensation was established at levels that management believed were competitive with those charged by other servicers or specialty servicers, as applicable.

•

Servicing fee rates for nonperforming loans ranged between 50 and 100 basis points per year on the UPB of the mortgage loans serviced on PMT’s behalf. PennyMac was also entitled to certain customary market‑based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event PennyMac either effected a refinancing of a loan on PMT’s behalf and not through a third party lender and the resulting loan was readily saleable, or originated a loan to facilitate the disposition of real estate that PMT had acquired in settlement of a loan, PennyMac was entitled to receive from PMT market‑based fees and compensation.

•

For mortgage loans serviced by PMT as a result of acquisitions and sales with servicing rights retained in connection with PMT’s correspondent production business, PennyMac was entitled to base subservicing fees and other customary market‑based fees and charges as described above.

Effective February 1, 2013, the servicing agreement was amended to provide for servicing fees payable to the Company that changed from being based on a percentage of the loan’s UPB to fixed per‑loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO.

•

The base servicing fee rates for distressed whole mortgage loans are charged based on a monthly per‑loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or the related underlying real estate. Presently, the base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $125 per month for mortgage loans that are severely delinquent and in foreclosure.

•

The base servicing fee rates for non‑distressed mortgage loans subserviced by the Company on PMT’s behalf are also calculated through a monthly per‑loan dollar amount, with the actual dollar amount for each mortgage loan based on whether the mortgage loan is a fixed‑rate or adjustable‑rate loan. The base servicing fee rates for mortgage loans subserviced on PMT’s behalf are $7.50 per month for fixed‑rate mortgage loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these mortgage loans become delinquent, the Company is entitled to an additional servicing fee per mortgage loan falling within a range of $10 to $75 per month based on the delinquency, bankruptcy and foreclosure status of the mortgage loan or the related underlying real estate.

•

The Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because PMT does not have any employees or infrastructure. For these services, the Company receives a supplemental fee of $25 per month for each distressed whole mortgage loan and $3.25 per month for each non‑distressed subserviced mortgage loan. With respect to non‑distressed subserviced mortgage loans, the supplemental fee is subject to a cap of $700,000 per quarter. The Company is also entitled to reimbursement for all customary, good faith reasonable and necessary out‑of‑pocket expenses incurred in performance of its servicing obligations.

•

The Company, on behalf of PMT, currently participates in the Home Affordable Modification Program (“HAMP”) of the U.S. Department of the Treasury and U.S. Department of Housing and Urban Development (“HUD”) (and other similar mortgage loan modification programs). HAMP establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including mortgage loan servicers, for achieving modifications and successfully remaining in the program. The mortgage loan servicing agreement entitles the Company to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to the Company under HAMP in connection with a mortgage loan modification for which PMT previously paid the Company a modification fee, the Company shall reimburse PMT an amount equal to the incentive payments.

The Company also remains entitled to market‑based fees and charges including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to loans it services for PMT.

Following is a summary of mortgage loan servicing fees earned from PMT:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Loan servicing fees relating to PMT:
Mortgage loans acquired for sale at fair value:
Base and supplemental	$103	$262	$204
Activity-based	149	300	—
	252	562	204
Mortgage loans at fair value:
Base and supplemental	18,953	16,458	14,128
Activity-based	19,608	11,814	4,276
	38,561	28,272	18,404
MSRs:
Base and supplemental	13,515	10,274	—
Activity-based	194	305	—
	13,709	10,579	—
	$52,522	$39,413	$18,608

Management Fees

Before February 1, 2013, under a management agreement, PennyMac received a base management fee from PMT. The base management fee was calculated at 1.5% per year of PMT’s shareholders’ equity. The management agreement also provided for a performance incentive fee, which was calculated at 20% per year of the amount by which PMT’s “core earnings,” on a rolling four‑quarter basis and before the incentive fee, exceeded an 8% “hurdle rate” as defined in the management agreement. PennyMac did not earn a performance incentive fee before February 1, 2013.

Effective February 1, 2013, the management agreement was amended to provide that:

•

The base management fee is calculated quarterly and is equal to the sum of (i) 1.5% per year of PMT’s shareholders’ equity up to $2 billion, (ii) 1.375% per year of shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s shareholders’ equity in excess of $5 billion.

•

The performance incentive fee is calculated at a defined annualized percentage of the amount by which PMT’s “net income,” on a rolling four‑quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.”

The performance incentive fee is calculated quarterly and is equal to the sum of: (a) 10% of the amount by which PMT’s net income for the quarter exceeds (i) an 8% return on equity plus the “high watermark,” up to (ii) a 12% return on PMT’s equity; plus (b) 15% of the amount by which PMT’s net income for the quarter exceeds (i) a 12% return on PMT’s equity plus the “high watermark,” up to (ii) a 16% return on PMT’s equity; plus (c) 20% of the amount by which PMT’s net income for the quarter exceeds a 16% return on equity plus the “high watermark.”

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss computed in accordance with U.S. GAAP and certain other non‑cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

“Equity” is the weighted average of the issue price per common share of all of PMT’s public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the four‑quarter period.

The “high watermark” starts at zero and is adjusted quarterly. The quarterly adjustment reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30‑year MBS yield (the “target yield”) for the four quarters then ended. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for the Company to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then‑current cumulative high watermark amount, and a performance incentive fee is earned.

The base management fee and the performance incentive fee are both receivable quarterly in arrears. The performance incentive fee may be paid in cash or in PMT’s common shares (subject to a limit of no more than 50% paid in common shares), at PMT’s option.

Following is a summary of the management fees earned from PMT:

	Year ended December 31,
	2014	2013	2012
		(in thousands)
Management fees:
Base	$23,330	$19,644	$12,436
Performance incentive	11,705	12,766	—
	$35,035	$32,410	$12,436

The term of the management agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18‑month periods, unless terminated earlier in accordance with the terms of the management agreement.

In the event of termination by PMT, the Company may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by the Company, in each case during the 24-month period before termination.

MSR Recapture Agreement

Pursuant to the terms of a MSR recapture agreement, as amended, if the Company refinances through its consumer direct business mortgage loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey to one of PMT’s wholly‑owned subsidiaries, without cost to PMT, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have a total UPB that is not less than 30% of the total UPB of all the mortgage loans so originated.

Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair market value instead of transferring such MSRs. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18‑month periods. The Company recorded MSR recapture totaling $9,000 and $709,000 for the years ended December 31, 2014 and 2013, respectively, as a component of Gain on mortgage loans held for sale.

Spread Acquisition and MSR Servicing Agreements

Effective February 1, 2013, the Company entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which it may sell to PMT or one of its wholly owned subsidiaries the rights to receive certain ESS from MSRs acquired by the Company from banks and other third party financial institutions. The Company is generally required to service or subservice the related mortgage loans for the applicable agency or investor. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

To the extent the Company refinances any of the mortgage loans relating to the ESS sold to PMT, the 2/1/13 Spread Acquisition Agreement contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. To the extent the fair value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair value instead of transferring such ESS.

On December 30, 2013, the Company entered into a second master spread acquisition and MSR servicing agreement with PMT (the “12/30/13 Spread Acquisition Agreement”). The terms of the 12/30/13 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that the Company only intends to sell ESS relating to Ginnie Mae MSRs under the 12/30/13 Spread Acquisition Agreement.

To the extent the Company refinances any of the mortgage loans relating to the ESS it sells to PMT, the 12/30/13 Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. However, under the 12/30/13 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the modified mortgage loans, the 12/30/13 Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair value instead of transferring such ESS.

In connection with the Company’s entry into the 12/30/13 Spread Acquisition Agreement, it was also required to amend the terms of its loan and security agreement (the “LSA”) with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), pursuant to which the Company pledged to CSFB all of its rights and interests in the Ginnie Mae MSRs it owns or acquires, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and the Company. Separately, as a condition to permitting the Company to transfer to PMT the ESS relating to a portion of the Company’s pledged Ginnie Mae MSRs, CSFB required PMT to enter into a Security and Subordination Agreement (the “Security Agreement”), pursuant to which PMT pledged to CSFB its rights under the 12/30/13 Spread Acquisition Agreement and its interest in any ESS purchased thereunder. CSFB’s lien on the ESS remains subordinate to the rights and interests of Ginnie Mae pursuant to the provisions of the 12/30/13 Spread Acquisition Agreement and the terms of the acknowledgement agreement.

The Security Agreement permits CSFB to liquidate PMT’s ESS along with the related MSRs to the extent there exists an event of default under the LSA, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of PMT’s credit facilities, that would require the Company to either (i) repay in full the outstanding loan amount under the LSA or (ii) repurchase the ESS from PMT at fair value. To the extent the Company is unable to repay the loan under the LSA or repurchase the ESS, an event of default would exist under the LSA, thereby entitling CSFB to liquidate the ESS and the related MSRs. In the event the ESS is liquidated as a result of certain actions or inactions of the Company, PMT generally would be entitled to seek indemnity from the Company under the 12/30/13 Spread Acquisition Agreement.

On December 19,  2014,  the Company entered into a third master spread acquisition and MSR servicing agreement with PMT (the “12/19/14 Spread Acquisition Agreement”).  The terms of the 12/19/14 Spread Acquisition Agreement are substantially similar to the terms of the  2/1/13 Spread Acquisition Agreement,  except that the Company only intends to sell ESS relating to Freddie Mac MSRs under the 12/19/14 Spread Acquisition Agreement.

To the extent the Company refinances any of the mortgage loans relating to the ESS it sells to PMT,  the 12/19/14 Spread  Acquisition Agreement also contains recapture provisions requiring that the Company transfers to PMT,  at  no cost,  the ESS relating to a  certain percentage of the UPB of the newly originated mortgage loans.  To the extent the  fair market value  of the  aggregate ESS to be transferred for the applicable month is  less  than $200,000,  the Company may,  at its option,  pay cash to PMT in an  amount equal to such fair market  value in lieu of transferring such ESS.

Following is a summary of financing and mortgage loan sourcing activity between the Company and PMT:

	Year ended December 31,
	2014	2013
	(in thousands)
Issuance of excess servicing spread	$99,728	$139,028
Repayments of excess servicing spread	$(39,256)	$(4,076)
Change in fair value of excess servicing spread	$(28,663)	$2,423
Interest expense from excess servicing spread	$13,292	$1,091
Excess servicing spread recapture recognized	$7,828	$—

Other Transactions

In connection with the IPO of PMT’s common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse PennyMac for the $2.9 million payment that it made to the underwriters in such offering (the “Conditional Reimbursement”) if PMT satisfied certain performance measures over a specified period of time. Effective February 1, 2013, the parties amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12 month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company received payments from PMT totaling $651,000 and $944,000 during the years ended December 31, 2014 and 2013, respectively. No payments were received from PMT during the year ended December 31, 2012.

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

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$10,850	$10,989	$4,183
Expenses incurred on PMT's behalf	792	4,638	3,146
	$11,642	$15,627	$7,329
Payments and settlements during the year (1)	$99,987	$121,230	$85,554

(1)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from PMT are summarized below:

	December 31,
	2014	2013
	(in thousands)
Management fees	$8,426	$8,924
Allocated expenses	7,087	2,009
Unsettled excess servicing spread issuance	3,836	—
Servicing fees	3,385	5,915
Underwriting fees	1,137	1,788
	$23,871	$18,636

The Company also holds an investment in PMT in the form of 75,000 common shares of beneficial interest as of December 31, 2014 and 2013. The common shares of beneficial interest had fair values of $1.6 million and $1.7 million as of December 31, 2014 and 2013, respectively.

Of the $123.3 million payable to PMT as of December 31, 2014, $116.7 million represents deposits made by PMT to fund servicing advances made by the Company, $6.2 million represents other expenses, including common overhead expenses, and $460,000 represents MSR recapture payable to PMT.

Of the $81.2 million payable to PMT as of December 31, 2013, $75.2 million represents deposits made by PMT to fund servicing advances made by the Company and $6.0 million represents other expenses, including common overhead expenses.

Investment Funds

Amounts due from the Investment Funds are summarized below:

	December 31,
	2014	2013
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$40,771	$37,702
PNMAC Mortgage Opportunity Fund Investors, LLC	26,527	23,440
	$67,298	$61,142
Receivable from Investment Funds:
Management fees	$1,596	$2,031
Loan servicing fees	476	727
Loan servicing rebate	189	136
Expense reimbursements	30	21
	$2,291	$2,915

Amounts due to the Investment Funds totaling $35.9 million and $36.9 million represent amounts advanced by the Investment Funds to fund servicing advances made by the Company as of December 31, 2014 and 2013, respectively.

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

As discussed in Note 1, Organization and Basis of Presentation, the Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by the Company to PennyMac’s exchanged unitholders in an amount equal to 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges, the Company has recorded a  $75.0 million and $71.1 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of December 31, 2014 and 2013, respectively, and it has not made any payments under such agreement.

Note 5—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined using net income attributable to the Company’s common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is determined by dividing net income attributable to the Company’s common stockholders by the weighted average number of shares of common stock outstanding during the period, assuming all potentially dilutive shares of common stock were issued.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2014	2013
	(in thousands, except per share data)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$36,842	$14,400
Weighted average shares of common stock outstanding	21,250	17,311
Basic earnings per share of common stock	$1.73	$0.83

Diluted earnings per share of common stock:
Net income	$36,842	$14,400
Effect of net income attributable to noncontrolling interest, net of income taxes	95,283	47,838
Diluted net income attributable to common stockholders	$132,125	$62,238
Weighted average shares of common stock outstanding	21,250	17,311
Dilutive shares:
PennyMac Class A units exchangeable to common stock	53,550	57,206
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	1,083	1,347
Shares issuable under stock-based compensation plans	72	28
Diluted weighted average shares of common stock outstanding	75,955	75,892
Diluted earnings per share of common stock	$1.73	$0.82

Note 6—Loan Sales and Servicing Activities

The Company originates or purchases and sells mortgage loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows:
Sales proceeds	$18,793,619	$17,006,460	$9,123,645
Servicing fees received	$113,364	$56,066	$11,197
Net servicing advances	$16,796	$4,207	$7,818
Year end information:
Unpaid principal balance of loans outstanding at end of year	$36,564,434	$23,640,261	$9,847,509
Delinquencies:
30-89 days	$840,387	$410,927	$137,827
90 days or more or in foreclosure or bankruptcy	$255,835	$143,022	$54,795

The Company’s mortgage servicing portfolio in UPB is summarized as follows:

	December 31, 2014
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$65,169,194	$—	$65,169,194
Affiliated entities	—	39,709,945	39,709,945
Mortgage loans held for sale	1,100,910	—	1,100,910
	$66,270,104	$39,709,945	$105,980,049
Amount subserviced for the Company	$—	$330,768	$330,768
Delinquent mortgage loans:
30 days	$1,372,915	$302,091	$1,675,006
60 days	434,428	135,777	570,205
90 days or more
Not in foreclosure	779,129	1,057,973	1,837,102
In foreclosure	422,330	1,544,762	1,967,092
Foreclosed	32,444	533,067	565,511
	$3,041,246	$3,573,670	$6,614,916
Custodial funds managed by the Company (1)	$1,522,295	$388,498	$1,910,793

(1)

Borrower and investor custodial cash accounts relate to loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the loans’ investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

	December 31, 2013
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$44,969,026	$—	$44,969,026
Affiliated entities	—	31,632,718	31,632,718
Private investors	969,794	89,361	1,059,155
Mortgage loans held for sale	506,540	—	506,540
	$46,445,360	$31,722,079	$78,167,439
Amount subserviced for the Company (1)	$156,347	$582,610	$738,957
Delinquent mortgage loans:
30 days	$1,304,054	$263,518	$1,567,572
60 days	346,912	112,275	459,187
90 days or more
Not in foreclosure	605,555	1,416,498	2,022,053
In foreclosure	168,776	1,792,128	1,960,904
Foreclosed	25,272	309,576	334,848
	$2,450,569	$3,893,995	$6,344,564
Custodial funds managed by the Company (2)	$568,161	$246,587	$814,748

(1)

Certain of the loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Loans are subserviced for the Company on a transitional basis for loans where the Company has obtained the rights to service the loans but servicing of the loans has not yet transferred to the Company’s servicing system.

(2)

Borrower and investor custodial cash accounts relate to loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the loans’ investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	December 31,
State	2014	2013
	(in thousands)
California	$33,751,630	$30,320,616
Texas	6,954,778	4,470,123
Virginia	6,360,171	3,769,683
Florida	5,573,215	3,416,274
Washington	3,830,587	2,760,900
All other states	49,509,668	33,429,843
	$105,980,049	$78,167,439

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

Following are summaries of derivative assets and related netting amounts.

Offsetting of Derivative Assets

	December 31, 2014			December 31, 2013
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset	of assets	amount of	offset	of assets
	recognized	in the	in the	recognized	in the	in the
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
Forward purchase contracts	$9,060	$—	$9,060	$416	$—	$416
Forward sale contracts	320	—	320	18,762	—	18,762
MBS put options	476	—	476	665	—	665
MBS call options	—	—	—	91	—	91
Put options on interest rate futures purchase contracts	862	—	862	—	—	—
Call options on interest rate futures purchase contracts	2,193	—	2,193	—	—	—
Netting	—	(7,807)	(7,807)	—	(7,358)	(7,358)
	12,911	(7,807)	5,104	19,934	(7,358)	12,576
Derivatives not subject to master netting arrangements - IRLCs	33,353	—	33,353	8,964	—	8,964
	$46,264	$(7,807)	$38,457	$28,898	$(7,358)	$21,540

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	December 31, 2014				December 31, 2013
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets		Cash		of assets		Cash
	in the	Financial	collateral	Net	in the	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$33,353	$—	$—	$33,353	$8,964	$—	$—	$8,964
RJ O'Brien	2,005	—	—	2,005	—	—	—	—
Jefferies & Co.	764	—	—	764	627	—	—	627
Goldman Sachs	600	—	—	600	804	—	—	804
JP Morgan	526	—	—	526	788	—	—	788
Wells Fargo	379	—	—	379	451	—	—	451
Nomura	322	—	—	322	839	—	—	839
Credit Suisse First Boston Mortgage Capital, LLC	—	—	—	—	2,149	—	—	2,149
Morgan Stanley Bank, N.A.	—	—	—	—	1,704	—	—	1,704
Bank of America, N.A.	—	—	—	—	1,680	—	—	1,680
Daiwa Capital Markets	—	—	—	—	1,190	—	—	1,190
Others	508	—	—	508	2,344	—	—	2,344
	$38,457	$—	$—	$38,457	$21,540	$—	$—	$21,540

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The mortgage loans sold under agreements to repurchase do not qualify for netting.

	December 31, 2014			December 31, 2013
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives subject to a master netting arrangement:
Forward purchase contracts	$141	$—	$141	$6,542	$—	$6,542
Forward sale contracts	16,110	—	16,110	504	—	504
Put options on interest rate futures sale contracts	8	—	8	—	—	—
Netting	—	(10,698)	(10,698)	—	(6,787)	(6,787)
	16,259	(10,698)	5,561	7,046	(6,787)	259
Derivatives not subject to a master netting arrangement - IRLCs	952	—	952	2,203	—	2,203
Total derivatives	17,211	(10,698)	6,513	9,249	(6,787)	2,462
Mortgage loans sold under agreements to repurchase	822,621	—	822,621	471,592	—	471,592
	$839,832	$(10,698)	$829,134	$480,841	$(6,787)	$474,054

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

	December 31, 2014				December 31, 2013
		Gross amount				Gross amount
		not offset in the				not offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of liabilities				of liabilities
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$952	$—	$—	$952	$2,203	$—	$—	$2,203
Credit Suisse First Boston Mortgage Capital LLC	464,737	(463,541)	—	1,196	198,888	(198,888)	—	—
Bank of America, N.A.	236,909	(236,771)	—	138	234,511	(234,511)	—	—
Morgan Stanley Bank, N.A.	122,148	(122,031)	—	117	38,193	(38,193)	—	—
Citibank, N.A.	699	(278)	—	421	—	—	—	—
Bank of New York Mellon	1,552	—	—	1,552	—	—	—	—
Bank of Oklahoma	486	—	—	486	—	—	—	—
Others	1,651	—	—	1,651	259	—	—	259
	$829,134	$(822,621)	$—	$6,513	$474,054	$(471,592)	$—	$2,462

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets and its originated MSRs relating to loans with initial interest rates of more than 4.5% and MSRs purchased subject to ESS financing to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSR’s fair value risk.

For originated MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5%, management has concluded that such assets present different risks to the Company than originated MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management’s risk management efforts relating to these assets are aimed at mainly moderating the effects of non-

interest rate risks on fair value, such as the effect of changes in home prices on the assets’ fair values. Management has identified these assets for accounting using the amortization method.

Management’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at mainly moderating the effects of changes in interest rates on the assets’ fair values. At times during the years ended December 31, 2014 and 2013, derivatives were used to hedge the fair value changes of the MSRs.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$21,687	$—	$—	$21,687
Mortgage loans held for sale at fair value	—	937,976	209,908	1,147,884
Derivative assets:
Interest rate lock commitments	—	—	33,353	33,353
Forward purchase contracts	—	9,060	—	9,060
Forward sales contracts	—	320	—	320
MBS put options	—	476	—	476
Put options on interest rate futures purchase contracts	862	—	—	862
Call options on interest rate futures purchase contracts	2,193	—	—	2,193
Total derivative assets before netting	3,055	9,856	33,353	46,264
Netting (1)	—	—	—	(7,807)
Total derivative assets	3,055	9,856	33,353	38,457
Investment in PennyMac Mortgage Investment Trust	1,582	—	—	1,582
Mortgage servicing rights at fair value	—	—	325,383	325,383
	26,324	947,832	568,644	1,534,993
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$191,166	$191,166
Derivative liabilities:
Interest rate lock commitments	—	—	952	952
Forward purchase contracts	—	141	—	141
Forward sales contracts	—	16,110	—	16,110
Put options on interest rate futures sale contracts	8	—	—	8
Total derivative liabilities before netting	8	16,251	952	17,211
Netting (1)	—	—	—	(10,698)
Total derivative liabilities	8	16,251	952	6,513
Mortgage servicing liabilities	—	—	6,306	6,306
	$8	$16,251	$198,424	$203,985

(1)

Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$142,582	$—	$—	$142,582
Mortgage loans held for sale at fair value	—	527,071	3,933	531,004
Derivative assets:
Interest rate lock commitments	—	—	8,964	8,964
Forward purchase contracts	—	416	—	416
Forward sales contracts	—	18,762	—	18,762
MBS put options	—	665	—	665
MBS call options	—	91	—	91
Total derivative assets before netting	—	19,934	8,964	28,898
Netting (1)	—	—	—	(7,358)
Total derivative assets	—	19,934	8,964	21,540
Investment in PennyMac Mortgage Investment Trust	1,722	—	—	1,722
Mortgage servicing rights at fair value	—	—	224,913	224,913
	$144,304	$547,005	$237,810	$921,761
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$138,723	$138,723
Derivative liabilities:
Interest rate lock commitments	—	—	2,203	2,203
Forward purchase contracts	—	6,542	—	6,542
Forward sales contracts	—	504	—	504
Total derivative liabilities before netting	—	7,046	2,203	9,249
Netting (1)	—	(6,787)	—	(6,787)
Total derivative liabilities	—	259	2,203	2,462
	$—	$259	$140,926	$141,185

(1)

Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

As shown above, certain of the Company’s mortgage loans held for sale, IRLCs, MSRs at fair value, and ESS financing at fair value are measured using Level 3 inputs. Following are roll forwards of these items for each of the three years ended December 31, 2014 where Level 3 significant inputs were used:

	Year ended December 31, 2014
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$3,933	$6,761	$224,913	$235,607
Purchases	1,049,838	—	135,480	1,185,318
Sales	(577,968)	—	(10,881)	(588,849)
Repayments	(22,016)	—	—	(22,016)
Interest rate lock commitments issued, net	—	181,159	—	181,159
Mortgage servicing rights resulting from mortgage loan sales	—	—	22,733	22,733
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	(3,534)	22,741	(46,862)	(27,655)
	(3,534)	22,741	(46,862)	(27,655)
Transfers to Level 2 mortgage loans held for sale (2)	(240,345)	—	—	(240,345)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(178,260)	—	(178,260)
Balance, December 31, 2014	$209,908	$32,401	$325,383	$567,692
Changes in fair value recognized during the year relating to assets still held at December 31, 2014	$(3,377)	$32,401	$(47,618)	$(18,594)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification or borrower reperformance.

	Year ended December 31, 2014
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2013	$138,723	$—	$138,723
Proceeds received from issuance of excess servicing spread	99,728	—	99,728
Mortgage servicing liabilities resulting from mortgage loan sales	—	1,965	1,965
Excess servicing spread issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	7,342	—	7,342
Accrual of interest on excess servicing spread	13,292	—	13,292
Repayments	(39,256)	—	(39,256)
Changes in fair value included in income	(28,663)	4,341	(24,322)
Balance, December 31, 2014	$191,166	$6,306	$197,472
Changes in fair value recognized during the year relating to liabilities still held at December 31, 2014	$(28,663)	$4,341	$(24,322)

	Year ended December 31, 2013
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$—	$23,940	$19,798	$43,738
Purchases	—	—	195,871	195,871
Repurchases of mortgage loans subject to representations and warranties	5,529	—	—	5,529
Repayments	(1,364)	—	—	(1,364)
Sales	—	—	(550)	(550)
Interest rate lock commitments issued, net	—	101,179	—	101,179
Mortgage servicing rights resulting from mortgage loan sales	—	—	14,636	14,636
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—			—
Other factors	(232)	(15,682)	(4,842)	(20,756)
	(232)	(15,682)	(4,842)	(20,756)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(102,676)	—	(102,676)
Balance, December 31, 2013	$3,933	$6,761	$224,913	$235,607
Changes in fair value recognized during the year relating to assets still held at December 31, 2013	$(390)	$6,761	$(4,842)	$1,529

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Excess
servicing
spread
financing
(in thousands)
Liability:
Balance, December 31, 2012	$—
Proceeds received from issuance of excess servicing spread	139,028
Accrual of interest on excess servicing spread	1,348
Repayments	(4,076)
Changes in fair value included in income	2,423
Balance, December 31, 2013	$138,723
Changes in fair value recognized during the year relating to liability still held at December 31, 2013	$2,423

	Year ended December 31, 2012
	Net interest	Mortgage
	rate lock	servicing
	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2011	$7,905	$25,698	$33,603
Interest rate lock commitments issued, net	167,066	—	167,066
Mortgage servicing rights resulting from mortgage loan sales	—	774	774
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk
Other factors	—	(6,674)	(6,674)
	—	(6,674)	(6,674)
Transfers of interest rate lock commitments to mortgage loans held for sale	(151,031)	—	(151,031)
Balance, December 31, 2012	$23,940	$19,798	$43,738
Changes in fair value recognized during the year relating to assets still held at December 31, 2012	$23,940	$(6,674)	$17,266

The information used in the preceding roll forwards represents activity for any financial statement items identified as using Level 3 significant inputs at either the beginning or the end of the periods presented. The Company had transfers in or out among the levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain loans held for sale. Such loans became saleable into the active secondary market due to curing of the loans’ defects through borrower reperformance, modification of the loan or resolution of deficiencies contained in the borrowers’ credit file.

Net changes in fair values included in income for financial statement items carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Year ended December 31,
	2014			2013			2012
	Net gains on			Net gains on			Net gains on
	mortgage			mortgage			mortgage
	loans held	Net		loans held	Net		loans held	Net
	for sale at	servicing		for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$264,312	$—	$264,312	$49,559	$—	$49,559	$171,236	$—	$171,236
Mortgage servicing rights at fair value	—	(54,205)	(54,205)	—	(4,842)	(4,842)	—	(6,674)	(6,674)
	$264,312	$(54,205)	$210,107	$49,559	$(4,842)	$44,717	$171,236	$(6,674)	$164,562
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$28,663	$28,663	$—	$(2,423)	$(2,423)	$—	$—	$—
Mortgage servicing liabilities	—	(4,341)	(4,341)	—	—	—	—	—	—
	$—	$24,322	$24,322	$—	$(2,423)	$(2,423)	$—	$—	$—

Following are the fair value and related principal amounts due upon maturity of assets and liabilities accounted for under the fair value option:

	December 31, 2014
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$950,697	$894,924	$55,773
90 days or more delinquent:
Not in foreclosure	126,171	128,533	(2,362)
In foreclosure	71,016	72,039	(1,023)
	$1,147,884	$1,095,496	$52,388

	December 31, 2013
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$524,665	$504,705	$19,960
90 days or more delinquent:
Not in foreclosure	5,567	5,479	88
In foreclosure	772	660	112
	$531,004	$510,844	$20,160

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at fair value on a nonrecurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$139,505	$139,505
	$—	$—	$139,505	$139,505

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$136,690	$136,690
	$—	$—	$136,690	$136,690

The following table summarizes the total gains (losses) on assets measured at fair values on a nonrecurring basis:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(5,178)	$(1,644)	$(2,908)
	$(5,178)	$(1,644)	$(2,908)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as its Mortgage loans sold under agreements to repurchase,  Note payable,  Carried Interest due from Investment Funds, and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

Cash is measured using a “Level 1” input.

The Company’s borrowings carried at amortized cost do not have observable inputs and the fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of December 31, 2014 and 2013 due to the lack of observable inputs to estimate the fair value.

Management has concluded that the carrying value of the Carried Interest due from Investment Funds approximates its fair value as the balance represents the amount distributable to the Company at the balance sheet date assuming liquidation of the Investment Funds. Management has concluded that the fair value of the Note payable approximates the agreement’s carrying value due to the agreement’s short term and variable interest rate. The Company has classified these financial instruments as “Level 3” financial statement items due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair value.

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

Due to the difficulty in estimating the fair values of “Level 3” financial statement items, management has assigned the estimating of fair value of these assets to specialized staff and subjects the valuation process to significant executive management oversight. The Company’s Financial Analysis and Valuation group (the “FAV group”) is responsible for valuing and monitoring the Company’s investment portfolios, maintaining its valuation policies and procedures and estimating the fair values of “Level 3” financial statement items.

With respect to the Level 3 valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes PFSI’s chief executive, financial, operating, credit and asset/liability management officers.

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

Certain of the Company’s mortgage loans may become non-saleable into active markets due to identification of a defect by the Company or to the repurchase of a mortgage loan with an identified defect. The Company may also purchase certain delinquent government guaranteed or insured mortgage loans from Ginnie Mae guaranteed pools in its servicing portfolio. The Company’s right to purchase such loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. To the extent such loans (“early buyout loans”) have not become saleable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the loan’s terms, the Company measures such loans along with other mortgage loans with identified defects using “Level 3” inputs.

The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment speeds and total prepayment speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	2014	2013
Discount rate
Range	2.3% - 9.6%	7.8% - 13.4%
Weighted average	2.4%	8.9%
Twelve-month projected housing price index change
Range	4.2% - 5.4%	4.5% - 4.7%
Weighted average	4.5%	4.6%
Prepayment/resale speed (1)
Range	1.3% - 15.5%	1.6% - 5.1%
Weighted average	15.1%	4.4%
Total prepayment speed (2)
Range	2.1% - 38.1%	2.9% - 5.2%
Weighted average	35.7%	4.7%

(1)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31,
Key inputs	2014	2013
Pull-through rate
Range	55.4% - 99.9%	62.1% - 98.1%
Weighted average	85.5%	81.7%
Mortgage servicing rights value expressed as:
Servicing fee multiple
Range	2.0 - 5.0	2.0 - 5.0
Weighted average	3.7	3.7
Percentage of unpaid principal balance
Range	0.4% - 3.1%	0.4% - 2.4%
Weighted average	1.2%	0.9%

Hedging Derivatives

The remaining derivative financial instruments held or issued by the Company are categorized as “Level 1” or “Level 2” financial statement items. The Company estimates the fair value of commitments to sell and purchase loans based on observable MBS prices. The Company estimates the fair value of MBS options based on observed interest rate volatilities in the MBS market. Changes in fair value of IRLCs and related hedging derivatives are included in Net gains on mortgage loans held for sale at fair value in the consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSRs include prepayment rates of the underlying loans, the applicable discount rate or pricing spread, and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSRs are included in Net servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Year ended December 31,
	2014		2013		2012
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	value	cost	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$24,698	$185,152	$14,636	$190,469	$774	$89,698
Unpaid principal balance of underlying mortgage loans	$1,982,505	$15,362,240	$1,055,797	$15,316,315	$17,615	$8,524,533
Weighted average servicing fee rate (in basis points)	33	31	33	29	28	27
Inputs:
Pricing spread (1)
Range	7.8% - 16.2%	6.8% - 15.7%	7.4% - 14.4%	5.4% - 15.9%	7.5% - 9.9%	7.5% - 11.9%
Weighted average	11.4%	10.8%	10.2%	8.5%	8.4%	9.8%
Annual total prepayment speed (2)
Range	7.6% - 46.1%	7.6% - 47.8%	7.8% - 25.5%	7.6% - 42.5%	7.8% - 20.1%	6.7% - 17.8%
Weighted average	9.3%	8.3%	9.2%	8.8%	9.7%	8.5%
Life (in years)
Range	1.5 – 7.5	1.4 – 7.5	2.5 – 7.3	1.5 – 7.5	3.6 – 7.0	2.8 – 7.0
Weighted average	6.9	7.0	6.9	6.7	6.7	6.7
Per-loan annual cost of servicing
Range	$53 – $100	$53 – $100	$68 – $120	$68 – $120	$68 – $100	$68 – $100
Weighted average	$86	$84	$98	$102	$78	$99

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at year end and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon UPB):

Purchased MSRs Backed by Distressed Mortgage Loans

During the quarter ended June 30, 2014, the Company sold its portfolio of purchased MSRs backed by distressed mortgage loans to a non-affiliated entity. Following are the key inputs used in determining the fair value of such MSRs as of December 31, 2013:

	December 31, 2013
	Fair	Amortized
	value	cost
	(Amount recognized and unpaid
	principal balance of underlying
	mortgage loans in thousands)
MSR and pool characteristics:
Carrying value	$10,129	—
Unpaid principal balance of underlying mortgage loans	$969,794	—
Weighted average note interest rate	5.80%	—
Weighted average servicing fee rate (in basis points)	50	—
Inputs:
Discount rate
Range	15.3% – 15.3%	—
Weighted average	15.3%	—
Effect on fair value of:
5% adverse change	($251)	—
10% adverse change	($490)	—
20% adverse change	($937)	—
Life (in years)
Range	5.0 - 5.0	—
Weighted average	5.0
Prepayment speed (1)
Range	11.4% – 11.4%	—
Weighted average	11.4%	—
Effect on fair value of:
5% adverse change	($231)	—
10% adverse change	($456)	—
20% adverse change	($898)	—
Per-loan annual cost of servicing
Range	$218 – $218	—
Weighted average	$218	—
Effect on fair value of:
5% adverse change	($197)	—
10% adverse change	($393)	—
20% adverse change	($787)	—

(1)	Prepayment speed is measured using Life Voluntary CPR.

All Other MSRs

	December 31,
	2014		2013
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$325,383	$405,445	$214,784	$258,751
Unpaid principal balance of underlying mortgage loans	$30,945,000	$33,745,613	$22,469,179	$22,499,847
Weighted average note interest rate	4.24%	3.82%	4.48%	3.65%
Weighted average servicing fee rate (in basis points)	31	30	32	29
Inputs:
Pricing spread (1) (2)
Range	2.9% – 21.3%	6.3% – 15.3%	2.9% – 18.0%	6.3% – 14.5%
Weighed average	9.2%	9.7%	7.5%	8.7%
Effect on fair value of:
5% adverse change	($5,550)	($8,710)	($3,551)	($5,312)
10% adverse change	($10,908)	($17,083)	($6,900)	($10,395)
20% adverse change	($21,084)	($32,890)	($13,305)	($20,039)
Average life (in years)
Range	0.4 – 8.2	1.6 – 7.3	0.1 – 14.4	1.5 – 7.3
Weighed average	5.8	6.8	6.2	7.0
Prepayment speed (1) (3)
Range	7.6% – 60.5%	7.6% – 42.8%	7.8% – 50.8%	7.6% – 42.5%
Weighed average	11.2%	8.5%	9.7%	8.0%
Effect on fair value of:
5% adverse change	($7,052)	($7,359)	($4,622)	($4,615)
10% adverse change	($13,835)	($14,494)	($9,073)	($9,097)
20% adverse change	($26,654)	($28,132)	($17,500)	($17,684)
Annual per-loan cost of servicing (1)
Range	$59 – $109	$59 – $81	$68 – $115	$68 – $100
Weighed average	$76	$75	$87	$99
Effect on fair value of:
5% adverse change	($2,910)	($2,992)	($2,817)	($2,609)
10% adverse change	($5,819)	($5,983)	($5,633)	($5,217)
20% adverse change	($11,638)	($11,967)	($11,266)	($10,434)

(1)

The effect on value of an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.

(2)

Pricing spread represents a margin that is applied to a reference interest rate’s forward curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.

(3)	Prepayment speed is measured using Life Total CPR.

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

Excess Servicing Spread Financing at Fair Value

The Company categorizes ESS financing as a “Level 3” financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS financing. The key inputs used in the estimation of ESS fair value include pricing spread and prepayment speed. Significant changes to either of those inputs in isolation could result in a significant change in the ESS fair value. Changes in these key assumptions are not necessarily directly related.

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the loans underlying the ESS, thereby increasing ESS’ fair value, which is the liability owed to PMT. Increases in the fair value of ESS financing decrease income and are included in Amortization, impairment and change in fair value of mortgage servicing rights.

Interest expense for ESS is accrued using the interest method based upon the expected cash flows from the ESS through the expected life of the underlying mortgage loans. Other changes in fair value are recorded in Amortization, impairment and change in fair value of mortgage servicing rights.

Following are the key inputs used in determining the fair value of ESS financing:

	December 31,
Key inputs	2014	2013
Unpaid principal balance of underlying loans (in thousands)	$28,227,340	$20,512,659
Average servicing fee rate (in basis points)	31	32
Average excess servicing spread (in basis points)	16	16
Pricing spread (1)
Range	1.7% - 12.0%	2.8% - 14.4%
Weighted average	5.3%	5.4%
Average life (in years)
Range	0.4 - 7.3	0.9 - 8.0
Weighted average	5.8	6.1
Annualized prepayment speed (2)
Range	7.6% - 74.6%	7.7% - 48.6%
Weighted average	11.2%	9.7%

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)	Prepayment speed is measured using Life Total CPR.

Note 9—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	December 31,
	2014	2013
	(in thousands)
Government-insured or guaranteed	$866,148	$482,066
Conventional conforming	66,229	45,005
Jumbo	5,599	—
Delinquent mortgage loans purchased from Ginnie Mae pools serviced by the Company	206,331	—
Mortgage loans repurchased pursuant to representations and warranties	3,577	3,933
	$1,147,884	$531,004
Fair value of mortgage loans pledged to secure mortgage loans sold under agreements to repurchase	$976,772	$512,350
Fair value of mortgage loans pledged to secure mortgage loan participation and sale agreement	$148,133	$—

Note 10—Derivative Financial Instruments

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	December 31, 2014			December 31, 2013
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	1,765,597	$33,353	$952	971,783	$8,964	$2,203
Forward purchase contracts	2,634,218	9,060	141	1,418,527	416	6,542
Forward sales contracts	3,901,851	320	16,110	2,659,000	18,762	504
MBS put options	340,000	476	—	185,000	665	—
MBS call options	—	—	—	105,000	91	—
Put options on interest rate futures purchase contracts	755,000	862	—		—	—
Call options on interest rate futures purchase contracts	630,000	2,193	—		—	—
Put options on interest rate futures sale contracts	50,000	—	8		—	—
Total derivatives before netting		46,264	17,211		28,898	9,249
Netting		(7,807)	(10,698)		(7,358)	(6,787)
		$38,457	$6,513		$21,540	$2,462
Margin deposits with (collateral received from) derivative counterparties		$(2,891)			$571

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Year ended December 31, 2014
	Balance
	beginning		Dispositions/	Balance
Period/Instrument	of period	Additions	expirations	end of period
	(in thousands)
Forward purchase contracts	1,418,527	45,827,559	(44,611,868)	2,634,218
Forward sale contracts	2,659,000	63,117,808	(61,874,957)	3,901,851
MBS put options	185,000	1,730,000	(1,575,000)	340,000
MBS call options	105,000	590,000	(695,000)	—
Put options on interest rate futures purchase contracts	—	2,997,500	(2,242,500)	755,000
Call options on interest rate futures purchase contracts	—	2,385,000	(1,755,000)	630,000
Put options on interest rate futures sale contracts	—	425,000	(375,000)	50,000
Call options on interest rate futures sale contracts	—	1,025,000	(1,025,000)	—
Treasury futures purchase contracts	—	148,900	(148,900)	—
Treasury futures sale contracts	—	170,600	(170,600)	—
Eurodollar futures purchase contracts	—	26,000	(26,000)	—
Eurodollar futures sale contracts	—	26,000	(26,000)	—

	Year ended December 31, 2013
	Balance
	beginning		Dispositions/	Balance
Period/Instrument	of period	Additions	expirations	end of period
	(in thousands)
Forward purchase contracts	1,021,981	43,449,699	(43,053,153)	1,418,527
Forward sale contracts	2,621,948	63,655,600	(63,618,548)	2,659,000
MBS put options	500,000	2,520,000	(2,835,000)	185,000
MBS call options	—	2,205,000	(2,100,000)	105,000

	Year ended December 31, 2012
	Balance
	beginning		Dispositions/	Balance
Period/Instrument	of period	Additions	expirations	end of period
	(in thousands)
Forward purchase contracts	130,900	19,425,777	(18,534,696)	1,021,981
Forward sale contracts	510,569	29,394,503	(27,283,124)	2,621,948
MBS put options	29,000	2,098,000	(1,627,000)	500,000
MBS call options	3,000	85,000	(88,000)	—

The Company recorded net (losses) gains on derivative financial instruments used to hedge IRLCs and mortgage loans held for sale at fair value totaling $(109.8) million, $110.3 million and $(68.0) million for the years ended December 31, 2014, 2013 and 2012, respectively. Derivative gains and losses used to hedge IRLCs and mortgage loans held for sale at fair value are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

The Company recorded net gains (losses) on derivatives used to hedge fair value changes of MSRs totaling $26.8 million, $(1.3) million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Gains and losses on derivative financial instruments used to hedge fair value changes of MSRs are included in Amortization, impairment and change in fair value of mortgage servicing rights in the Company’s consolidated statements of income.

Note 11—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of year	$224,913	$19,798	$25,698
Additions:
Purchases	135,480	195,871	—
Mortgage servicing rights resulting from mortgage loan sales	24,698	14,636	774
	160,178	210,507	774
Sales	(10,881)	(550)	—
Change in fair value due to:
Changes in valuation inputs or assumptions used in valuation model (1)	(9,447)	659	(1,550)
Other changes in fair value (2)	(39,380)	(5,501)	(5,124)
Total change in fair value	(48,827)	(4,842)	(6,674)
Balance at end of year	$325,383	$224,913	$19,798

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Amortized cost:
Balance at beginning of year	$263,373	$92,155	$6,496
Mortgage servicing rights resulting from mortgage loan sales	185,152	190,469	89,698
Amortization	(33,280)	(19,251)	(4,039)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	—	—	—
Balance at end of year	415,245	263,373	92,155

Valuation allowance:
Balance at beginning of year	(4,622)	(2,978)	(70)
Additions	(5,178)	(1,644)	(2,908)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	—	—	—
Balance at end of year	(9,800)	(4,622)	(2,978)
Mortgage servicing rights, net	$405,445	$258,751	$89,177
Fair value of mortgage servicing rights at end of year	$416,802	$269,422	$91,028
Fair value of mortgage servicing rights at beginning of year			$6,465

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This projection was developed using the inputs used by management in its December 31, 2014 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Year period ending December 31,	amortization
(in thousands)
2015	$40,018
2016	40,428
2017	38,500
2018	35,537
2019	32,525
Thereafter	228,237
$415,245

Servicing fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the consolidated statements of income. The fees are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Contractual servicing fees	$173,005	$61,523	$20,673
Ancillary and other fees:
Late charges	4,320	1,998	948
Other	1,257	549	276
	$178,582	$64,070	$21,897

Mortgage Servicing Liabilities at Fair Value:

The activity in mortgage servicing liability carried at fair value is summarized below:

Year ended
December 31,
2014
(in thousands)
Amortized cost:
Balance at beginning of year	$—
Accrual of mortgage servicing liabilities resulting from mortgage loan sales	1,965
Change in fair value	4,341
Balance at end of year	$6,306

Note 12—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of year	$61,142	$47,723	$37,250
Carried Interest recognized during the year	6,156	13,419	10,473
Proceeds received during the year	—	—	—
Balance at end of year	$67,298	$61,142	$47,723

The amount of the Carried Interest that will be received by the Company depends on the Investment Funds’ future performance. As a result, the amount of Carried Interest recorded by the Company is based on the cash flows that would be produced assuming termination of the Investment Funds at period end and may be reduced in future periods based on the performance of the Investment Funds in those periods. However, the Company is not required to pay guaranteed returns to the Investment Funds and the amount of any reduction to Carried Interest will be limited to the extent of amounts previously recognized.

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

Note 13—Investment in PennyMac Mortgage Investment Trust at Fair Value

Following is a summary of Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Dividends	$134	$216	$167
Change in fair value	(140)	(175)	650
	$(6)	$41	$817
Fair value of PennyMac Mortgage Investment Trust shares at year end	$1,582	$1,722	$1,897

Note 14—Furniture, Fixtures, Equipment and Building Improvements

Furniture, fixtures, equipment and building improvements is summarized below:

	December 31,
	2014	2013
	(in thousands)
Furniture, fixtures, equipment and building improvements	$17,740	$13,128
Less: Accumulated depreciation and amortization	(6,401)	(3,291)
	$11,339	$9,837

Depreciation and amortization expense totaled $3.1 million, $1.8 million and $846,000 for the years ended December 31, 2014, 2013 and 2012, respectively, of which $2.1 million, $1.4 million and $590,000, respectively, were allocated to PMT as called for in its management agreement.

Note 15—Capitalized Software

Capitalized software is summarized below:

	December 31,
	2014	2013
	(in thousands)
Cost	$2,138	$2,015
Less: Accumulated amortization	(1,571)	(1,251)
	$567	$764

Software amortization expenses totaled $320,000,  $374,000 and $264,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 16—Borrowings

As of December 31, 2014, the Company maintained six borrowing facilities: four facilities that provide funding for sales of mortgage loans under agreements to repurchase; one facility that provides for sales of mortgage loan participation certificates; and one note payable secured by MSRs and servicing advances made relating to certain loans in the Company’s loan servicing portfolio.

The borrowing facilities contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2014.

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

Financial data pertaining to mortgage loans sold under agreements to repurchase are as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Year end:
Balance	$822,621	$471,592	$393,534
Unused amount (1)	$277,379	$528,408	$106,466
Weighted average interest rate (3)	1.80%	1.79%	2.20%
Fair value of mortgage loans securing agreements to repurchase	$976,772	$512,350	$438,850
Margin deposits placed with counterparties (2)	$1,500	$1,500	$6,849
During the year:
Average balance of mortgage loans sold under agreements to repurchase	$529,832	$344,625	$172,729
Weighted average interest rate (3)	1.78%	1.96%	2.24%
Total interest expense	$14,285	$10,863	$5,927
Maximum daily amount outstanding	$1,073,073	$623,523	$441,245

(1)

The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the mortgage loans sold.

(2)	Margin deposits are included in Other Assets on the consolidated balance sheet.
(3)	Excludes the effect of amortization of commitment fees totaling $4.7 million, $4.0 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2014	Balance
(in thousands)
Within 30 days	$6,846
Over 30 to 90 days	634,151
Over 90 days to 180 days	1,444
Over 180 days	180,180
$822,621
Weighted average maturity (in months)	1.2

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of December 31, 2014:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$89,508	June 12, 2015	October 30, 2015
Bank of America, N.A.	$54,534	January 21, 2015	January 30, 2015
Morgan Stanley	$10,489	February 18, 2015	June 29, 2015
Citibank, N.A.	$31	January 22, 2015	September 7, 2015

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases.

Mortgage Loan Participation and Sale Agreement

One of the borrowing facilities secured by mortgage loans held for sale is in the form of a mortgage loan participation and sale agreement. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to the lender pending the securitization of the loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation and sale agreement is summarized below:

Year ended,
December 31, 2014
(in thousands)
Year end:
Mortgage loan participation and sale agreement secured by mortgage loans	$143,638
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$148,133
During the year:
Average balance	$22,756
Weighted average interest rate (1)	1.43%
Total interest expense	$427

(1)	Excludes the effect of amortization of commitment fees totaling $98,000.

Note Payable

The note payable is summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Year end:
Note payable secured by:
Mortgage servicing rights	$146,855	$48,302	$48,108
Servicing advances	—	3,852	4,905
	$146,855	$52,154	$53,013
Assets pledged to secure note payable:
Mortgage servicing rights	$392,254	$258,241	$100,957
Servicing advances	$—	$5,564	$7,430
During the year:
Average balance	$102,546	$53,894	$27,729
Weighted average interest rate	2.93%	3.19%	2.79%
Total interest expense	$4,382	$2,931	$1,180

The note payable is secured by servicing advances and MSRs relating to certain loans in the Company’s servicing portfolio, and currently provides for advance rates ranging from 50% to 85% of the amount of the servicing advances or the carrying value of the MSR pledged. Interest is charged at a rate based on the lender’s overnight cost of funds.

Excess Servicing Spread Financing

In conjunction with the Company’s purchase from non-affiliates of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements which are treated as financings and are carried at fair value with changes in fair value recognized in current period income. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained all ancillary income associated with servicing the loans and a fixed base servicing fee. The Company continues to be the servicer of the mortgage loans and retains all servicing obligations, including responsibility to make servicing advances.

Following is a summary of ESS:

	Year ended December 31,
	2014	2013
	(in thousands)
Balance at beginning of year	$138,723	$—
Proceeds received from excess servicing spread financing	99,728	139,028
Excess servicing spread issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	7,342	—
Accrual of interest expense	13,292	1,348
Repayments	(39,256)	(4,076)
Change in fair value	(28,663)	2,423
Balance at end of year	$191,166	$138,723

Note 17—Liability for Losses Under Representations and Warranties

Following is a summary of activity in the Company’s liability for representations and warranties:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of year	$8,123	$3,504	$449
Provision for losses on loans sold	5,291	4,675	3,055
Incurred losses	(155)	(56)	—
Balance at end of year	$13,259	$8,123	$3,504

Note 18—Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PennyMac. Before the IPO, the Company did not have a provision for income taxes as PennyMac is a pass‑through taxable entity. PFSI’s tax returns are subject to examination for 2012 and forward. PennyMac’s federal partnership returns are subject to examination for 2011 and forward, and its state tax returns are generally subject to examination for 2010 and forward. No returns are currently under examination.

The following table details the Company’s income tax expense.

	Year ended December 31,
	2014	2013
	(in thousands)
Current expense:
Federal	$2,234	$—
State	559	—
Total current expense	2,793	—
Deferred expense:
Federal	19,126	7,815
State	4,803	2,146
Total deferred expense	23,929	9,961
Total provision for income taxes	$26,722	$9,961

The provision for deferred income taxes for the years ended December 31, 2014  and 2013 primarily relates to the Company’s investment in PennyMac partially offset by the Company’s generation and utilization of a net operating loss. The portion attributable to its investment in PennyMac primarily relates to MSRs that PennyMac received pursuant to sales of mortgage loans held for sale at fair value and Carried Interest from the Investment Funds.

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year ended December 31,
	2014	2013
Federal income tax statutory rate	35.0%	35.0%
Less: Rate attributable to noncontrolling interest	(25.0)%	(30.3)%
State income taxes, net of federal benefit	1.5%	0.8%
Other	0.5%	0.0%
Valuation allowance	0.0%	0.0%
Effective tax rate	12.0%	5.5%

The components of the Company’s provision for deferred income taxes are as follows:

	Year ended December 31,
	2014	2013
	(in thousands)
Investment in PennyMac	$20,981	$12,909
Net operating loss carryforward	2,948	(2,948)
Valuation allowance	—	—
Total provision for deferred income taxes	$23,929	$9,961

The components of Deferred tax asset are as follows:

	December 31,
	2014	2013
	(in thousands)
Taxes currently (payable) receivable	$2,014	$7
Deferred income tax asset, net	44,024	63,110
Deferred tax asset	$46,038	$63,117

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2014	2013
	(in thousands)
Deferred income tax assets:
Investment in PennyMac	$44,024	$60,162
Net operating loss carryforward	—	2,948
Gross deferred tax assets	44,024	63,110
Deferred income tax liabilities:
Other	—	—
Gross deferred tax liabilities	—	—
Net deferred income tax asset	$44,024	$63,110

The Company’s deferred income tax asset is recorded in Deferred tax asset in the consolidated balance sheet as of December 31, 2014 and 2013.  Increases in the Company’s ownership of PennyMac as a result of members exchanging PennyMac Class A units for PFSI Class A common stock result in an increase in deferred tax asset. As existing members exchange their units, the Company records a deferred tax asset related to PennyMac’s election pursuant to Section 754 of the Internal Revenue Code. The current year’s decrease in deferred tax asset is attributable to the results of operations partially offset by an increase in the Company’s ownership of PennyMac as a result of members exchanging their units. The portion of the deferred tax asset relating to the Company’s investment in PennyMac is net of deferred tax liabilities primarily related to deferred income from MSRs and Carried Interest from the Investment Funds.

At December 31, 2014 and 2013, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the recognition of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such expenses in the Company’s income tax accounts. No such accruals existed at December 31, 2014 and 2013.

Note 19—Noncontrolling Interest

During the year ended December 31, 2014, PennyMac unitholders exchanged 718,039 Class A units for the Company’s Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 72.6% at December 31, 2013 to 71.6% at December 31, 2014.

During the year ended December 31, 2013, PennyMac unitholders exchanged 8,035,000 Class A units for the Company’s Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 83.2% at the date of the IPO to 72.6% at December 31, 2013.

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac is summarized below:

	Year ended December 31,
	2014	2013
	(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$36,842	$14,400
Transfers from (to) the noncontrolling interest:
Decrease in the Company's additional paid-in capital for initial recognition of noncontrolling interest (12,778 Class A units)	$—	$(127,160)
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc. (Class A shares issued, 718 and 8,035 during the years ended December 31, 2014 and 2013, respectively)	7,107	60,556
Net transfers from (to) noncontrolling interest	$7,107	$(66,604)

Note 20—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash (loss) gain:
Sales proceeds	$43,665	$(150,589)	$78,671
Hedging activities	(90,507)	98,707	(70,916)
	(46,842)	(51,882)	7,755
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	209,850	205,105	90,472
Mortgage servicing liabilities resulting from mortgage loan sales	(1,965)	—	—
Mortgage servicing rights and excess servicing spread financing recapture payable to PennyMac Mortgage Investment Trust	(7,837)	(709)	—
Provision for losses relating to representations and warranties on loans sold	(5,291)	(4,675)	(3,055)
Change in fair value relating to loans and hedging derivatives held at period end:
Interest rate lock commitments	25,640	(17,179)	16,035
Mortgage loans	12,733	(4,207)	4,030
Hedging derivatives	(19,264)	11,560	2,933
	$167,024	$138,013	$118,170

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Interest income:
Short-term investments	$1,591	$893	$72
Mortgage loans held for sale at fair value	26,180	14,739	6,282
	27,771	15,632	6,354
Interest expense:
Mortgage loans sold under agreements to repurchase	14,285	10,863	5,927
Mortgage loan participation and sale agreement	427	—	—
Note payable	4,382	2,931	1,180
Excess servicing spread financing at fair value	13,292	1,091	—
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,460	469	293
Interest on mortgage loan impound deposits	2,409	1,317	477
Other	2	2	2
	37,257	16,673	7,879
	$(9,486)	$(1,041)	$(1,525)

Note 22—Stock‑based Compensation

The Company’s 2013 Equity Incentive Plan provides for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of December 31, 2014, the Company has 2.6 million units available for future awards. The Company estimates the cost of the stock options, time-based restricted stock units and performance-based restricted stock units awarded with reference to the fair value of PFSI’s common stock on the date of the award. Compensation costs are fixed, except for the performance-based restricted stock units, at the grant’s estimated fair value on the grant date as all grantees are employees of PennyMac or directors of the Company. Expense relating to awards is included in Compensation in the consolidated statements of income.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Year ended December 31,
	2014	2013
	(in thousands)
Stock options	$5,101	$1,387
Performance-based RSUs	3,075	1,273
Time-based RSUs	1,824	672
	$10,000	$3,332

Stock Options

The stock option award agreements provide for the award of Stock Options to purchase the optioned common stock. In general, and except as otherwise provided by the agreement, one‑third of the stock option awards vests on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through each anniversary. Compensation cost relating to stock options is charged to expense using the graded vesting method. Each stock option has a term of ten years from the date of grant but expires (1) immediately upon termination of the holder’s employment or other association with the Company for cause, (2) one year after the holder’s employment or other association is terminated due to death or disability and (3) three months after the holder’s employment or other association is terminated for any other reason.

The fair value of each stock option award is estimated on the date of grant using a variant of the Black Scholes model based on the assumptions noted in the following table:

	Year ended December 31,
	2014	2013
Expected volatility (1)	42%	45%
Expected dividends	0%	0%
Risk-free rate	0.1% - 2.9%	0.3% - 2.3%
Expected grantee forfeiture rate	4.3% - 20.2%	6.2% - 19.2%

(1)	Based on historical volatilities of comparable companies’ common stock.

The Company uses its historical data to estimate employee departure behavior used in the option‑pricing model; groups of employees (employee classification) that have similar historical behavior are considered separately for valuation purposes. The expected term of common stock options granted is derived from the option pricing model and represents the period of time that common stock options granted are expected to be outstanding. The risk‑free rate for periods within the contractual term of the common stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The table below summarizes stock option award activity and compensation expense:

	Year ended December 31,
	2014	2013
Number of Stock Options
Outstanding at beginning of year	418,785	—
Granted	769,035	425,796
Exercised	—	—
Forfeited	(20,639)	(7,011)
Outstanding at end of year	1,167,181	418,785
Number of options exercisable at end of year	137,816	—
Weighted average exercise price per share:
Outstanding at beginning of year	$21.03	$—
Granted	17.22	21.03
Exercised	—	—
Forfeited	18.71	21.03
Outstanding at end of year	$18.23	$21.03
Weighted average remaining contractual term (in years):
Outstanding at end of year	8.9	9.4
Exercisable at end of year	8.4	—
Aggregate intrinsic value:
Outstanding at end of year	$59,270	$—
Exercisable at end of year	$—	$—
Expected vesting amounts at year end:
Number of options expected to vest at end of year	1,032,309	340,061
Weighted average vesting period (in months)	24	21

Time‑Based RSUs

The RSU grant agreements provide for the award of time‑based RSUs, entitling the award recipient to one share of the Company’s Class A common stock for each RSU. One‑third of the time‑based RSUs vest on each of the first, second, and third anniversaries of the date, subject to the recipient’s continued service through each anniversary.

Compensation cost relating to time‑based RSUs is based on the grant date fair value of the Company’s Class A common stock and the number of shares expected to vest. For purposes of estimating the cost of the time‑based RSUs granted, management assumes turnover rates of 4.3% ‑ 20.2% per year based on the grantees’ employee classification. Compensation cost relating to time‑based RSUs is amortized to expense using the graded vesting method and is included in Compensation expense on the accompanying consolidated statements of income.

Following is a summary of time‑based RSU activity:

	Year ended December 31,
	2014	2013
Number of units
Outstanding at beginning of year	100,318	—
Granted	146,937	101,459
Vested	(32,619)	—
Forfeited	(12,265)	(1,141)
Outstanding at end of year	202,371	100,318
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$18.04	$—
Granted	16.73	18.03
Vested	20.46	—
Forfeited	10.72	17.14
Outstanding at end of year	$17.92	$18.04
Compensation expense recorded during the year (in thousands)	$1,824	$672
Year end:
Unamortized compensation cost (in thousands)	$1,441	$1,099
Number of shares expected to vest	183,521	58,398
Weighted average remaining vesting period (in months)	24	18

Performance‑Based RSUs

The performance‑based RSUs provide for the issuance of shares of the Company’s Class A common stock based equally on the attainment of earnings per share and total shareholder return goals and are generally adjusted for grantee performance ratings. The performance periods for these grants are measured through December 31, 2015 and 2016. The grantees’ satisfaction of the performance goals will be established by review of a committee of PFSI’s board of directors. Shares vested under these two grants will be issued to the grantees no later than December 31,2015 and 2016, respectively.

The performance‑based RSUs contain both performance goals (attainment of earnings per share) and market goals (total shareholder return). The Company separately accounts for the performance and market goals when recognizing compensation expense relating to performance‑based RSUs.

The grant date fair value of the market goal component of the performance‑based RSUs is measured using a variant of the Black‑Scholes model. Key inputs are the expected volatility of the Company’s Class A common stock, the risk‑free interest rate and expected grantee forfeiture rates.

Following are the inputs for grants made:

	Year ended December 31,
	2014	2013
Expected volatility (1)	42%	45%
Expected dividends	0%	0%
Risk-free rate	0.1% - 0.7%	0.3% - 2.3%
Expected grantee forfeiture rate	4.3% - 20.2%	6.2% - 19.2%

(1)	Based on historical volatilities of comparable companies’ common stock.

The fair value of the performance goal component of the performance‑based RSUs is measured based on the fair value of the Company’s common shares at the grant date, taking into consideration management’s estimate of the most probable outcome of the performance goal, and the number of shares to be forfeited during the vesting period. The cost of the performance‑based RSUs is amortized to Compensation expense using the straight line method over the performance period.

Following is a summary of performance‑based RSU activity:

	Year ended December 31,
	2014	2013
Number of units
Outstanding at beginning of year	490,998	—
Granted	789,312	500,373
Vested	—	—
Forfeited	(22,844)	(9,375)
Outstanding at end of year	1,257,466	490,998
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$11.30	$—
Granted	14.35	11.29
Vested	—	—
Forfeited	15.94	10.85
Outstanding at end of year	$15.48	$11.30
Compensation expense recorded during the year (in thousands)	$3,075	$1,273
Year end:
Unamortized compensation cost (in thousands)	$8,019	$4,364
Number of shares expected to vest	866,181	448,639
Weighted average remaining vesting period (in months)	24	18

Note 23—Supplemental Cash Flow Information

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash paid for interest	$36,320	$16,527	$7,858
Cash paid for income taxes	$4,800	$7	$—
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$209,850	$205,105	$90,472
Mortgage servicing liabilities resulting from mortgage loan sales	$1,965	$—	$—
Non-cash financing activity:
Transfer of excess servicing spread pursuant to recapture agreement with PennyMac Mortgage Investment Trust	$7,342	$—	$—
Issuance of common stock in settlement of director fees	$222	$—	$—

Note 24—Regulatory Net Worth and Agency Capital Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital requirements, the calculations of which are specified by each Agency, are summarized below:

	Agency Capital
	December 31, 2014		December 31, 2013
Agency–company subject to requirement	Balance (1)	Requirement	Balance (1)	Requirement
	(in thousands)
Fannie Mae–PLS	$583,686	$35,507	$409,552	$83,148
Freddie Mac–PLS	$583,819	$3,721	$409,860	$3,001
Ginnie Mae–PLS	$536,009	$111,457	$388,125	$102,619
Ginnie Mae–PennyMac	$763,907	$133,748	$598,198	$112,881
HUD–PLS	$539,844	$2,500	$388,125	$2,500

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with the respective Agencies’ capital requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. Management believes that PennyMac and PLS had Agency capital in excess of the respective Agencies’ requirements at December 31, 2014.

Note 25—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of December 31, 2014, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Fund and Sell Mortgage Loans

December 31, 2014
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$1,122,494
Commitments to fund mortgage loans	643,103
$1,765,597
Commitments to sell mortgage loans	$3,901,851
Office leases	$17,776

Note 26—Segments and Related Information

Since the date of the Company’s IPO, the Company has continued its development of internal management reporting. Such development has resulted in changes in the information that is provided to the Company’s chief operating decision maker. Accordingly, during the quarter ended March 31, 2014, management re-evaluated this new information in relation to its definition of its operating segments.

As a result of the new reporting provided to the chief operating decision maker, management has concluded that its mortgage banking operations should be disclosed as two segments: loan production and loan servicing. Accordingly, the following segment disclosure includes three segments: loan production, loan servicing and investment management. Prior period segment disclosures have been restated to conform segment disclosures for the year ended December 31,

2013. The Company did not have in place the reporting structure that enabled it to report on its three segments before 2013 and is therefore unable to retrospectively adjust its 2012 segment information to conform with the 2014 and 2013 presentation.

Two of the segments are in the mortgage banking business: loan production and loan servicing. The loan production segment performs mortgage loan origination, acquisition and sale activities. The loan servicing segment performs servicing of newly originated mortgage loans, execution and management of early buyout loans and servicing of mortgage loans sourced and managed by the investment management segment, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions, managing correspondent production activities for PMT and managing the acquired assets for the Advised Entities.

Financial highlights by segment are as follows:

	Year ended December 31, 2014
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues (1)
Net gains on mortgage loans held for sale at fair value	$158,758	$8,266	$167,024	$—	$167,024
Loan origination fees	41,576	—	41,576	—	41,576
Fulfillment fees from PennyMac Mortgage Investment Trust	48,719	—	48,719	—	48,719
Net servicing fees	—	216,919	216,919	—	216,919
Management fees	—	—	—	42,508	42,508
Carried Interest from Investment Funds	—	—	—	6,156	6,156
Net interest income (expense):
Interest income	21,873	5,893	27,766	5	27,771
Interest expense	12,143	25,114	37,257	—	37,257
	9,730	(19,221)	(9,491)	5	(9,486)
Other	1,890	1,275	3,165	318	3,483
Total net revenue	260,673	207,239	467,912	48,987	516,899
Expenses	125,054	141,314	266,368	28,876	295,244
Income before provision for income taxes and non-segment activities	135,619	65,925	201,544	20,111	221,655
Non-segment activities (2)					1,378
Income before provision for income taxes	$135,619	$65,925	$201,544	$20,111	$223,033
Segment assets at year end (3)	$1,040,358	$1,320,092	$2,360,450	$92,881	$2,453,331

(1)	All revenues are from external customers.
(2)	Represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.
(3)	Excludes parent Company assets, which consist primarily of deferred tax asset of $46.0 million.

	Year ended December 31, 2013
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues (1)
Net gains on mortgage loans held for sale at fair value	$138,013	$—	$138,013	$—	$138,013
Loan origination fees	23,575	—	23,575	—	23,575
Fulfillment fees from PennyMac Mortgage Investment Trust	79,712	—	79,712	—	79,712
Net servicing fees	—	90,010	90,010	—	90,010
Management fees	—	—	—	40,330	40,330
Carried Interest from Investment Funds	—	—	—	13,419	13,419
Net interest income (expense):
Interest income	15,610	—	15,610	22	15,632
Interest expense	11,103	5,570	16,673	—	16,673
	4,507	(5,570)	(1,063)	22	(1,041)
Other	912	244	1,156	1,385	2,541
Total net revenue	246,719	84,684	331,403	55,156	386,559
Expenses	120,699	64,636	185,335	19,098	204,433
Income before provision for income taxes	$126,020	$20,048	$146,068	$36,058	$182,126
Segment assets at year end (2)	$607,989	$795,320	$1,403,309	$117,341	$1,520,650

	Year ended December 31, 2012
	Mortgage	Investment
	Banking	Management	Total
	(in thousands)
Revenues (1)
Net gains on mortgage loans held for sale at fair value	$118,170	$—	$118,170
Loan origination fees	9,634	—	9,634
Fulfillment fees from PennyMac Mortgage Investment Trust	62,906	—	62,906
Net servicing fees	40,105	—	40,105
Management fees	—	21,799	21,799
Carried Interest from Investment Funds	—	10,473	10,473
Net interest income (expense):
Interest income	6,349	5	6,354
Interest expense	7,879	—	7,879
	(1,530)	5	(1,525)
Other	2	3,522	3,524
Total net revenue	229,287	35,799	265,086
Expenses	136,109	10,654	146,763
Income before provision for income taxes	$93,178	$25,145	$118,323
Segment assets at year end	$761,949	$70,214	$832,163

(1)	All revenues are from external customers.
(2)	Excludes parent Company assets, which consist primarily of deferred tax asset of $63.1 million.

Note 27—Selected Quarterly Results (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2014				2013
	Dec. 31	Sept. 30	June. 30	Mar. 31	Dec. 31	Sept. 30	June. 30	Mar. 31
	(in thousands, except per share data)
During the quarter:
Net gains on mortgage loans held for sale at fair value	$44,649	$48,133	$39,704	$34,538	$29,453	$25,949	$42,654	$39,957
Fulfillment fees from PennyMac Mortgage Investment Trust	11,887	15,497	12,433	8,902	11,087	18,327	22,054	28,244
Net servicing fees	62,278	53,908	56,969	43,764	30,500	21,399	22,069	16,042
Management fees and Carried Interest	10,285	13,281	12,832	12,266	13,963	13,352	13,291	13,143
Other income	12,626	9,806	8,497	6,022	5,417	8,167	6,509	4,982
	141,725	140,625	130,435	105,492	90,420	87,194	106,577	102,368
Expenses	88,492	77,933	72,388	56,431	48,733	52,277	56,348	47,075
Income before provision for income taxes	53,233	62,692	58,047	49,061	41,687	34,917	50,229	55,293
Provision for income taxes	7,337	7,232	6,630	5,523	4,430	3,493	2,038	—
Net income	45,896	55,460	51,417	43,538	37,257	31,424	48,191	$55,293
Less: Net income attributable to noncontrolling interest	37,133	44,971	41,799	35,566	30,847	26,227	45,398
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$8,763	$10,489	$9,618	$7,972	$6,410	$5,197	$2,793
Earnings per share of Common Stock:
Basic	$0.41	$0.49	$0.49	$0.38	$0.33	$0.29	$0.22
Diluted	$0.41	$0.49	$0.45	$0.38	$0.32	$0.28	$0.22
Quarter end:
Mortgage loans held for sale at fair value	$1,147,884	$1,259,991	$1,000,415	$717,476	$531,004	$530,248	$656,341	$203,661
Mortgage servicing rights	730,828	677,413	621,681	529,128	483,664	252,858	199,738	146,992
Carried Interest from Investment Funds	67,298	67,035	65,133	63,299	61,142	58,134	55,322	52,460
Servicing advances, net	228,630	195,246	179,169	171,395	154,328	105,344	94,791	96,587
Other assets	332,485	338,942	315,796	279,247	354,337	307,800	274,588	193,277
Total assets	$2,507,125	$2,538,627	$2,182,194	$1,760,545	$1,584,475	$1,254,384	$1,280,780	$692,977
Assets sold under agreements to repurchase	$822,621	$929,747	$825,267	$567,737	$471,592	$387,883	$500,427	$180,049
Mortgage loan participation and sale agreement	143,638	—	—	—	—	—	—	—
Note payable	146,855	154,948	115,314	48,819	52,154	56,775	47,209	63,437
Excess servicing spread financing at fair value to PennyMac Mortgage Investment Trust	191,166	187,368	190,244	151,019	138,723	2,857	—	—
Other liabilities	395,579	500,115	329,676	317,892	292,802	216,908	177,000	141,748
Total liabilities	1,699,859	1,772,178	1,460,501	1,085,467	955,271	664,423	724,636	385,234
Total equity	807,266	766,449	721,693	675,078	629,204	589,961	556,144	307,743
Total liabilities and equity	$2,507,125	$2,538,627	$2,182,194	$1,760,545	$1,584,475	$1,254,384	$1,280,780	$692,977

Note 28—Parent Company Information

The Company’s debt financing agreements require PLS, PFSI’s controlled subsidiary, to comply with financial covenants that include a minimum tangible net worth of $90 million. PLS is limited from transferring funds to the Parent by this minimum tangible net worth requirement.

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED BALANCE SHEET

	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash	$7,757	$707
Investments in subsidiaries	244,814	177,200
Deferred tax asset	46,038	63,117
Total assets	$298,609	$241,024
LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	$75,024	$71,056
Payable to subsidiaries	1	50
Total liabilities	75,025	71,106
Stockholders' equity	223,584	169,918
Total liabilities and stockholders' equity	$298,609	$241,024

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENT OF INCOME

	Year ended December 31,
	2014	2013
	(in thousands)
Revenues
Dividends from subsidiaries	$11,900	$664
Interest	—	—
Revaluation of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	1,378	—
Total revenue	13,278	664
Expenses
Interest	—	—
Total expenses	—	—
Income before provision for income taxes and equity in undistributed earnings in subsidiaries	13,278	664
Provision for income taxes	26,722	9,961
Income before equity in undistributed earnings of subsidiaries	(13,444)	(9,297)
Equity in undistributed earnings of subsidiaries	50,286	23,697
Net income	$36,842	$14,400

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Year ended December 31,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$36,842	$14,400
Equity in undistributed earnings of subsidiaries	(50,286)	(23,697)
(Decrease) increase in payables to subsidiaries	(50)	50
Decrease in deferred tax asset	21,922	9,954
Revaluation of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(1,378)	—
Net cash provided by operating activities	7,050	707
Cash flows from investing activities
Increase in investments in subsidiaries	—	(216,775)
Net cash used by investing activities	—	(216,775)
Cash flows from financing activities
Issuance of common shares	—	230,000
Payment of common share underwriting and offering costs	—	(13,225)
Net cash provided by financing activities	—	216,775
Net change in cash	7,050	707
Cash at beginning of year	707	—
Cash at end of year	$7,757	$707

Note 29—Recently Issued Accounting Pronouncements

In January of 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-04, Receivables: Troubled Debt Restructuring by Creditors Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”) to the Troubled Debt Restructuring subtopic of the Receivables topic of the ASC.

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

In May of 2014, the FASB issued ASU No 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to the Revenue from Contracts with Customers topic of the ASC. ASU 2014-09 was issued to standardize revenue recognition between public and private companies as well as across industries in an effort to more closely align GAAP revenue recognition with international standards to provide a more comparable revenue number for the users of the financial statements.

ASU 2014-09 specifies that for all contracts, revenue should be recognized when or as the entity satisfies a performance obligation. Revenue is recognized either over a period or at one point in time in accordance with how the control of the service or good is transferred.

ASU 2014-09 is effective for all year-end and interim periods beginning after December 15, 2016 and early application is not permitted. The Company is evaluating the adoption of ASU 2014-09 and the effect that ASU 2014-09 will have on its consolidated financial statements.

In June of 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”) to the Transfers and Servicing topic of the ASC. The amendments in ASU 2014-11 require two accounting changes. First, the amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.

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

ASU 2014-11 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-11 is not expected to have a material effect on the Company’s consolidated financial statements.

In August of 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) to the Going Concern subtopic of the Presentation of Financial Statements topic of the ASC. ASU 2014-15 requires that when management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt.

ASU 2014-15 requires that if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should include a statement in the notes to its financial statements that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the notes to its financial statements indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB has issued an ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).

The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities.

In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by:

•

Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE.
•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The changes are effective for the Company in the first quarter 2016 with early adoption permitted. The Company is evaluating the impact the Update will have on its consolidated financial statements.

Note 30—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On February 3, 2015, the Company entered into a letter of intent with a third party to acquire a $15.9 billion UPB portfolio of Agency MSRs. PMT intends to purchase from the Company approximately $140 million of ESS from this MSR portfolio. The MSR acquisition by the Company and PMT’s purchase of ESS are subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions, including required regulatory approvals. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•	On March 2, 2015, the Company acquired from a third party a $3.9 billion UPB portfolio of Agency MSRs, and PMT purchased from the Company approximately $29 million of ESS from this MSR portfolio.

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

Dated: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Stanford L. Kurland	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 13, 2015
Stanford L. Kurland

/s/ Anne D. McCallion	Chief Financial Officer (Principal Financial Officer)	March 13, 2015
Anne D. McCallion

/s/ Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2015
Gregory L. Hendry

/s/ David A. Spector	Director	March 13, 2015
David A. Spector

/s/ Matthew Botein	Director	March 13, 2015
Matthew Botein
/s/ James Hunt	Director	March 13, 2015
James Hunt

/s/ PATRICK KINSELLA	Director	March 13, 2015
Patrick Kinsella

/s/ Joseph Mazzella	Director	March 13, 2015
Joseph Mazzella

/s/ Farhad Nanji	Director	March 13, 2015
Farhad Nanji

/s/ Mark Wiedman	Director	March 13, 2015
Mark Wiedman

/s/ Emily Youssouf	Director	March 13, 2015
Emily Youssouf