Form 10-Q
period 2015-03-31
PENNYMAC FINANCIAL SERVICES, INC.
filed 2015-05-08
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2015
Class A Common Stock, $0.0001 par value	21,657,405
Class B Common Stock, $0.0001 par value	53

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2015

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains certain forward‑looking statements that are subject to various risks and uncertainties. Forward‑looking statements are generally identifiable by use of forward‑looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions.

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

You should not place undue reliance on any forward‑looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;
•	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;
•	the creation of the Consumer Financial Protection Bureau (“CFPB”), its rules and the enforcement thereof by the CFPB;
•	our dependence on U.S. government sponsored entities and changes in their current roles or their guarantees or guidelines;
•	changes to government mortgage modification programs;
•	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;
•	foreclosure delays and changes in foreclosure practices;
•	certain banking regulations that may limit our business activities;
•	our dependence on the multi-family and commercial real estate sectors for future originations and investments in commercial mortgage loans and other commercial real estate related loans;
•	changes in macroeconomic and U.S. real estate market conditions;
•	difficulties inherent in growing loan production volume;
•	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;
•	purchase opportunities for mortgage servicing rights (“MSRs”) and our success in winning bids;
•	changes in prevailing interest rates;

•	increases in loan delinquencies and defaults;
•	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;
•	any required additional capital and liquidity to support business growth that may not be available on acceptable terms, if at all;
•

our obligation to indemnify third party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

•	our obligation to indemnify PMT and certain investment funds if our services fail to meet certain criteria or characteristics or under other circumstances;
•	decreases in the historical returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;
•	the extensive amount of regulation applicable to our investment management segment;
•	conflicts of interest in allocating our services and investment opportunities among ourselves and certain advised entities;
•	the effect of public opinion on our reputation;
•	our recent growth;
•	our ability to effectively identify, manage, monitor and mitigate financial risks;
•	our initiation of new business activities or expansion of existing business activities;
•	our ability to detect misconduct and fraud; and
•	our ability to mitigate cybersecurity risks and cyber incidents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2015	2014
	(in thousands, except share data)
ASSETS
Cash	$82,032	$76,256
Short-term investments at fair value	30,275	21,687
Mortgage loans held for sale at fair value (includes $1,132,568 and $976,772 pledged to secure mortgage loans sold under agreements to repurchase; and $196,716 and $148,133 pledged to secure mortgage loan participation and sale agreement)	1,353,944	1,147,884
Derivative assets	61,064	38,457
Servicing advances, net (includes $20,197 and $18,686 valuation allowance)	242,397	228,630
Carried Interest due from Investment Funds	68,531	67,298
Investment in PennyMac Mortgage Investment Trust at fair value	1,597	1,582
Mortgage servicing rights (includes $361,413 and $325,383 mortgage servicing rights at fair value; $413,582 and $392,254 pledged to secure note payable; and $222,309 and $191,166 subject to excess servicing spread financing)	790,411	730,828
Furniture, fixtures, equipment and building improvements, net	11,118	11,339
Capitalized software, net	559	567
Receivable from Investment Funds	2,488	2,291
Receivable from PennyMac Mortgage Investment Trust	18,719	23,871
Deferred tax asset	42,141	46,038
Loans eligible for repurchase	112,201	72,539
Other	40,524	37,858
Total assets	$2,858,001	$2,507,125
LIABILITIES
Mortgage loans sold under agreements to repurchase	$992,187	$822,621
Mortgage loan participation and sale agreement	190,762	143,638
Note payable	134,665	146,855
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	222,309	191,166
Derivative liabilities	10,903	6,513
Accounts payable and accrued expenses	86,945	62,715
Mortgage servicing liabilities at fair value	6,529	6,306
Payable to Investment Funds	32,011	35,908
Payable to PennyMac Mortgage Investment Trust	130,870	123,315
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	71,094	75,024
Liability for loans eligible for repurchase	112,201	72,539
Liability for losses under representations and warranties	14,689	13,259
Total liabilities	2,005,165	1,699,859

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 21,657,017 and 21,577,686 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 54 shares	—	—
Additional paid-in capital	164,656	162,720
Retained earnings	60,270	51,242
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	224,928	213,964
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	627,908	593,302
Total stockholders' equity	852,836	807,266
Total liabilities and stockholders’ equity	$2,858,001	$2,507,125

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2015	2014
	(in thousands, except per share data)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$76,667	$36,436
Recapture payable to PennyMac Mortgage Investment Trust	(1,289)	(1,898)
	75,378	34,538
Loan origination fees	16,682	6,880
Fulfillment fees from PennyMac Mortgage Investment Trust	12,866	8,902
Net loan servicing fees:
Loan servicing fees
From non-affiliates	50,101	36,100
From PennyMac Mortgage Investment Trust	10,670	14,591
From Investment Funds	968	1,477
Ancillary and other fees	11,185	5,151
	72,924	57,319
Amortization, impairment and change in fair value of mortgage servicing rights:
Related to servicing for non-affiliates	(53,684)	(18,347)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	7,536	4,792
	(46,148)	(13,555)
Net loan servicing fees	26,776	43,764
Management fees:
From PennyMac Mortgage Investment Trust	7,003	8,074
From Investment Funds	1,486	2,035
	8,489	10,109
Carried Interest from Investment Funds	1,233	2,157
Net interest expense:
Interest income	8,933	4,110
Interest expense:
To non-affiliates	8,077	3,524
To PennyMac Mortgage Investment Trust	3,752	2,862
	11,829	6,386
Net interest expense	(2,896)	(2,276)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	107	115
Other	1,679	1,303
Total net revenue	140,314	105,492
Expenses
Compensation	58,144	42,886
Servicing	9,735	3,090
Technology	4,938	2,823
Professional services	2,833	2,199
Loan origination	4,351	1,417
Other	7,075	4,016
Total expenses	87,076	56,431
Income before provision for income taxes	53,238	49,061
Provision for income taxes	6,114	5,523
Net income	47,124	43,538
Less: Net income attributable to noncontrolling interest	38,096	35,566
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$9,028	$7,972

Earnings per share
Basic	$0.42	$0.38
Diluted	$0.42	$0.38
Weighted average common shares outstanding
Basic	21,593	20,866
Diluted	76,050	75,952

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	PennyMac Financial Services, Inc. Stockholders						Noncontrolling
							interest in Private
					Additional		National Mortgage
	Number of Shares		Common stock		paid-in	Retained	Acceptance
	Class A	Class B	Class A	Class B	capital	earnings	Company, LLC	Total equity
	(in thousands)
Balance at December 31, 2013	20,813	—	$2	$—	$153,000	$14,400	$461,802	$629,204
Net income	—	—	—	—	—	7,972	35,566	43,538
Stock and unit-based compensation	—	—	—	—	555	—	1,793	2,348
Distributions	—	—	—	—	—	—	(6)	(6)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	66	—	—	—	563	—	(563)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	—	—	(6)	—	—	(6)
Balance at March 31, 2014	20,879	—	$2	$—	$154,112	$22,372	$498,592	$675,078

Balance at December 31, 2014	21,578	—	2	—	162,720	51,242	593,302	807,266
Net income	—	—	—	—	—	9,028	38,096	47,124
Stock and unit-based compensation	31	—	—	—	1,124	—	2,824	3,948
Distributions	—	—	—	—	—	—	(5,522)	(5,522)
Issuance of common stock in settlement of directors' fees	4	—	—	—	74	—	—	74
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	44	—	—	—	792	—	(792)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	—	—	(54)	—	—	(54)
Balance at March 31, 2015	21,657	—	$2	$—	$164,656	$60,270	$627,908	$852,836

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2015	2014
	(in thousands)
Cash flow from operating activities
Net income	$47,124	$43,538
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(75,378)	(34,538)
Accrual of servicing rebate to Investment Funds	104	152
Amortization, impairment and change in fair value of mortgage servicing rights	46,148	13,555
Carried Interest from Investment Funds	(1,233)	(2,157)
Accrual of interest on excess servicing spread financing	3,752	2,862
Amortization of debt issuance costs and commitment fees relating to financing facilities	1,708	1,213
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(15)	(71)
Stock and unit-based compensation expense	3,948	2,473
Provision for servicing advance losses	1,510	—
Depreciation and amortization	394	286
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(4,989,838)	(3,130,530)
Originations of mortgage loans held for sale, net	(904,213)	(317,915)
Purchase of mortgage loans from Ginnie Mae securities for modification and subsequent sale	(84,488)	(26,827)
Capitalization of interest on mortgage loans held for sale at fair value	(1,154)	—
Sale and principal payments of mortgage loans held for sale	5,763,272	3,292,398
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	8,405	—
Repurchase of loans subject to representations and warranties	(1,294)	(1,970)
Increase in servicing advances	(15,277)	(17,067)
Increase in receivable from Investment Funds	(301)	(299)
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	5,878	(1,493)
Decrease in deferred tax asset	4,212	5,520
Decrease in payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(4,299)	—
Increase in other assets	(5,315)	(6,664)
Increase in accounts payable and accrued expenses	24,307	3,263
(Decrease) increase in payable to Investment Funds	(3,897)	169
Increase in payable to PennyMac Mortgage Investment Trust	7,446	3,747
Net cash used in operating activities	(168,494)	(170,355)
Cash flow from investing activities
(Increase) decrease in short-term investments	(8,588)	101,625
Purchase of mortgage servicing rights	(63,137)	(25,866)
Settlements of derivative financial instruments used for hedging	15,404	—
Purchase of furniture, fixtures, equipment and building improvements	(660)	(2,084)
Acquisition of capitalized software	(77)	(35)
Increase in margin deposits and restricted cash	(1,328)	(2,462)
Net cash provided by (used in) investing activities	(58,386)	71,178
Cash flow from financing activities
Sale of loans under agreements to repurchase	5,431,114	3,161,215
Repurchase of loans sold under agreements to repurchase	(5,261,548)	(3,065,070)
Issuance of mortgage loan participation certificates	3,387,582	—
Repayment of mortgage loan participation certificates	(3,340,458)	—
Repayment of note payable	(12,190)	(3,335)
Issuance of excess servicing spread financing	46,412	20,526
Repayment of excess servicing spread financing	(12,731)	(7,413)
Distributions to Private National Mortgage Acceptance Company, LLC partners	(5,522)	(6)
Decrease in leases payable	(3)	(3)
Net cash provided by financing activities	232,656	105,914
Net increase in cash	5,776	6,737
Cash at beginning of period	76,256	30,639
Cash at end of period	$82,032	$37,376

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization and Basis of Presentation

PennyMac Financial Services, Inc. (“PFSI” or the “Company”) was formed as a Delaware corporation on December 31, 2012. Pursuant to a reorganization, the Company became a holding corporation and its primary asset is an equity interest in Private National Mortgage Acceptance Company, LLC (“PennyMac”). The Company is the managing member of PennyMac and operates and controls all of the businesses and affairs of PennyMac subject to the consent rights of other members under certain circumstances, and consolidates the financial results of PennyMac and its subsidiaries.

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

Presently, PCM has management agreements with PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust, PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., (the “Master Fund”), both registered under the Investment Company Act of 1940, as amended, an affiliate of these funds, and PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, “Investment Funds”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.”

•

PennyMac Loan Services, LLC (“PLS”)—a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates or the Advised Entities, originates new prime credit quality residential mortgage loans, and engages in other mortgage banking activities for its own account and the account of PMT.

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration (“FHA”) Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development (“HUD”) and a lender/servicer with the Veterans Administration (“VA”) and U.S. Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively the “Agencies”.

•

PNMAC Opportunity Fund Associates, LLC (“PMOFA”)—a Delaware limited liability company and the general partner of the Master Fund. PMOFA is entitled to incentive fees representing allocations of profits (“Carried Interest”) from the Master Fund.

The accompanying consolidated financial statements have been prepared in compliance with generally accepted accounting principles (“GAAP”) in the United States as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“Codification”) for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2015. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees charged to these entities (generally comprised of management fees, loan servicing fees, Carried Interest and fulfillment fees) totaled 26% and 35% of total net revenues for the quarters ended March 31, 2015 and 2014, respectively.

Note 3—Transactions with Affiliates

Transactions with PMT

Following is a summary of mortgage lending and sourcing activity between the Company and PMT:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Fulfillment fee revenue	$12,866	$8,902
Unpaid principal balance of loans fulfilled for PennyMac Mortgage Investment Trust	$2,890,132	$1,919,578

Sourcing fees paid	$1,421	$892
Unpaid principal balance of loans purchased from PennyMac Mortgage Investment Trust	$4,735,374	$2,974,077
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	$8,405	$—
Mortgage servicing rights recapture recognized	$—	$8

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Loan servicing fees relating to PennyMac Mortgage Investment Trust:
Mortgage loans acquired for sale at fair value:
Base and supplemental	$26	$17
Activity-based	31	26
	57	43
Mortgage loans at fair value:
Base and supplemental	4,032	4,966
Activity-based	2,894	6,386
	6,926	11,352
Mortgage servicing rights:
Base and supplemental	3,656	3,148
Activity-based	31	48
	3,687	3,196
	$10,670	$14,591

Following is a summary of the management fees earned from PMT:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Management fees:
Base	$5,730	$5,521
Performance incentive	1,273	2,553
	$7,003	$8,074

In the event of termination by PMT, the Company may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by the Company, in each case during the 24-month period before termination.

Following is a summary of financing activity between the Company and PMT:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Issuance of excess servicing spread	$46,412	$20,526
Repayment of excess servicing spread	$(12,731)	$(7,413)
Change in fair value of excess servicing spread	$(7,536)	$(4,792)
Interest expense from excess servicing spread	$3,752	$2,862
Excess servicing spread recapture recognized	$1,289	$1,890

Other Transactions

In connection with the initial public offering (“IPO”) of PMT’s common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse PennyMac for the $2.9 million payment that it made to the underwriters in such offering (the “Conditional Reimbursement”) if PMT satisfied certain performance measures over a specified period of time. Effective February 1, 2013, the parties amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12 month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company received payments from PMT totaling $157,000 and $36,000 during the quarters ended March 31, 2015 and 2014, respectively.

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

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$2,729	$2,578
Expenses incurred on PMT's behalf	379	445
	$3,108	$3,023
Payments and settlements during the period (1)	$22,752	$18,386

(1) Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from PMT are summarized below:

	March 31,	December 31,
	2015	2014
	(in thousands)
Management fees	$7,003	$8,426
Allocated expenses	6,434	6,581
Servicing fees	3,432	3,385
Underwriting fees	980	1,137
Fulfillment fees	870	506
Unsettled excess servicing spread issuance	—	3,836
	$18,719	$23,871

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest as of March 31, 2015 and December 31, 2014. The common shares of beneficial interest had fair values of $1.6 million as of both March 31, 2015 and December 31, 2014.

Of the $130.9 million payable to PMT as of March 31, 2015, $125.1 million represents deposits made by PMT to fund servicing advances made by the Company, $5.3 million represents other expenses, including unsettled excess servicing spread (“ESS”) financing activity, and $503,000 represents MSR recapture payable to PMT.

Of the $123.3 million payable to PMT as of December 31, 2014, $116.7 million represents deposits made by PMT to fund servicing advances made by the Company, $6.2 million represents other expenses, including unsettled ESS financing activity, and $460,000 represents MSR recapture payable to PMT.

Investment Funds

Amounts due from the Investment Funds are summarized below:

	March 31,	December 31,
	2015	2014
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$41,643	$40,771
PNMAC Mortgage Opportunity Fund Investors, LLC	26,888	26,527
	$68,531	$67,298
Receivable from Investment Funds:
Management fees	$1,488	$1,596
Loan servicing fees	459	476
Expense reimbursements	345	30
Loan servicing rebate	196	189
	$2,488	$2,291

Amounts due to the Investment Funds totaling $32.0 million and $35.9 million represent amounts advanced by the Investment Funds to fund servicing advances made by the Company as of March 31, 2015 and December 31, 2014, respectively.

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by PFSI to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $71.1 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2015. During the quarter ended March 31, 2015, the Company made payments under the agreement totaling $4.3 million.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2015	2014
	(in thousands, except per share data)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$9,028	$7,972
Weighted average shares of common stock outstanding	21,593	20,866
Basic earnings per share of common stock	$0.42	$0.38

Diluted earnings per share of common stock:
Net income	$9,028	$7,972
Effect of net income attributable to noncontrolling interest, net of income taxes	22,762	21,010
Diluted net income attributable to common stockholders	$31,790	$28,982
Weighted average shares of common stock outstanding	21,593	20,866
Dilutive shares:
PennyMac Class A units exchangeable to common stock	53,562	55,051
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	779	—
Shares issuable under stock-based compensation plans	116	35
Diluted weighted average shares of common stock outstanding	76,050	75,952
Diluted earnings per share of common stock	$0.42	$0.38

Note 5—Loan Sales and Servicing Activities

The Company originates or purchases and sells mortgage loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the mortgage loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the mortgage loans.

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans as well as aggregate unpaid principal balance information at period end with respect to all such mortgage loans previously sold:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Cash flows:
Sales proceeds	$5,765,845	$3,298,915
Servicing fees received	$58,969	$22,184
Net servicing advances	$1,902	$(608)
Period end information:
Unpaid principal balance of mortgage loans outstanding at end of period	$39,624,553	$26,289,208
Delinquencies:
30-89 days	$756,211	$362,131
90 days or more or in foreclosure or bankruptcy	$871,250	$176,608

The Company’s mortgage servicing portfolio in unpaid principal balance (“UPB”) is summarized as follows:

	March 31, 2015
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$72,407,441	$—	$72,407,441
Affiliated entities	—	41,542,426	41,542,426
Mortgage loans held for sale	1,288,744	—	1,288,744
	$73,696,185	$41,542,426	$115,238,611
Amount subserviced for the Company (1)	$4,771,144	$29,786	$4,800,930
Delinquent mortgage loans:
30 days	$1,272,111	$296,631	$1,568,742
60 days	391,777	134,358	526,135
90 days or more
Not in foreclosure	806,491	970,183	1,776,674
In foreclosure	519,756	1,655,088	2,174,844
Foreclosed	30,294	547,863	578,157
	$3,020,429	$3,604,123	$6,624,552
Custodial funds managed by the Company (2)	$2,179,665	$587,846	$2,767,511

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Mortgage loans are subserviced for the Company on a transitional basis for loans where the Company has obtained the rights to service the loans but servicing of the loans has not yet transferred to the Company’s servicing system.

(2)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the mortgage loans investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

	December 31, 2014
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$65,169,194	$—	$65,169,194
Affiliated entities	—	39,709,945	39,709,945
Mortgage loans held for sale	1,100,910	—	1,100,910
	$66,270,104	$39,709,945	$105,980,049
Amount subserviced for the Company	$—	$330,768	$330,768
Delinquent mortgage loans:
30 days	$1,372,915	$302,091	$1,675,006
60 days	434,428	135,777	570,205
90 days or more
Not in foreclosure	779,129	1,057,973	1,837,102
In foreclosure	422,330	1,544,762	1,967,092
Foreclosed	32,444	533,067	565,511
	$3,041,246	3,573,670	$6,614,916
Custodial funds managed by the Company (1)	$1,522,295	$388,498	$1,910,793

(1)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the mortgage loans investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2015	2014
	(in thousands)
California	$34,192,278	$33,751,630
Texas	7,880,148	6,954,778
Virginia	6,795,903	6,360,171
Florida	6,315,648	5,573,215
Washington	*	3,830,587
Maryland	4,193,669	*
All other states	55,860,965	49,509,668
	$115,238,611	$105,980,049

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

Following are summaries of derivative assets and related netting amounts.

Offsetting of Derivative Assets

	March 31, 2015			December 31, 2014
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset	of assets	amount of	offset	of assets
	recognized	in the	in the	recognized	in the	in the
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
Forward purchase contracts	$33,048	$—	$33,048	$9,060	$—	$9,060
Forward sale contracts	909	—	909	320	—	320
MBS put options	449	—	449	476	—	476
MBS call options	—	—	—	—	—	—
Put options on interest rate futures purchase contracts	894	—	894	862	—	862
Call options on interest rate futures purchase contracts	4,011	—	4,011	2,193	—	2,193
Netting	—	(33,595)	(33,595)	—	(7,807)	(7,807)
	39,311	(33,595)	5,716	12,911	(7,807)	5,104
Derivatives not subject to master netting arrangements - IRLCs	55,348	—	55,348	33,353	—	33,353
	$94,659	$(33,595)	$61,064	$46,264	$(7,807)	$38,457

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2015				December 31, 2014
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets		Cash		of assets		Cash
	in the	Financial	collateral	Net	in the	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$55,348	$—	$—	$55,348	$33,353	$—	$—	$33,353
RJ O'Brien	4,023	—	—	4,023	2,005	—	—	2,005
Jefferies & Co.	937	—	—	937	764	—	—	764
Cantor Fitzgerald, LP	332	—	—	332	—	—	—	—
Bank of New York Mellon	221	—	—	221	—	—	—	—
Goldman Sachs	—	—	—	—	600	—	—	600
JP Morgan	—	—	—	—	526	—	—	526
Wells Fargo	—	—	—	—	379	—	—	379
Nomura	—	—	—	—	322	—	—	322
Others	203	—	—	203	508	—	—	508
	$61,064	$—	$—	$61,064	$38,457	$—	$—	$38,457

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The mortgage loans sold under agreements to repurchase do not qualify for netting.

	March 31, 2015			December 31, 2014
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives subject to a master netting arrangement:
Forward purchase contracts	$909	$—	$909	$141	$—	$141
Forward sale contracts	46,711	—	46,711	16,110	—	16,110
Put options on interest rate futures sale contracts	141	—	141	8	—	8
Netting	—	(37,814)	(37,814)	—	(10,698)	(10,698)
	47,761	(37,814)	9,947	16,259	(10,698)	5,561
Derivatives not subject to a master netting arrangement - IRLCs	956	—	956	952	—	952
Total derivatives	48,717	(37,814)	10,903	17,211	(10,698)	6,513
Mortgage loans sold under agreements to repurchase	992,187	—	992,187	822,621	—	822,621
	$1,040,904	$(37,814)	$1,003,090	$839,832	$(10,698)	$829,134

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

	March 31, 2015				December 31, 2014
		Gross amount				Gross amount
		not offset in the				not offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of liabilities				of liabilities
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$956	$—	$—	$956	$952	$—	$—	$952
Credit Suisse First Boston Mortgage Capital LLC	501,400	(498,333)	—	3,067	464,737	(463,541)	—	1,196
Bank of America, N.A.	272,970	(271,868)	—	1,102	236,909	(236,771)	—	138
Morgan Stanley Bank, N.A.	122,263	(121,986)	—	277	122,148	(122,031)	—	117
Citibank, N.A.	101,126	(100,000)	—	1,126	699	(278)	—	421
Nomura	1,110	—	—	1,110	—	—	—	—
JP Morgan	704	—	—	704	—	—	—	—
Daiwa Capital Markets	598	—	—	598	291	—	—	291
Bank of Oklahoma	481	—	—	481	486	—	—	486
Bank of New York Mellon	—	—	—	—	1,552	—	—	1,552
Others	1,482	—	—	1,482	1,360	—	—	1,360
	$1,003,090	$(992,187)	$—	$10,903	$829,134	$(822,621)	$—	$6,513

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets and its originated MSRs relating to loans with initial interest rates of more than 4.5% and MSRs purchased subject to ESS to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSR’s fair value risk.

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

Management’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at mainly moderating the effects of changes in interest rates on the assets’ fair values. During the quarters ended March 31, 2015 and 2014, derivatives were used to hedge the fair value changes of the MSRs.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$30,275	$—	$—	$30,275
Mortgage loans held for sale at fair value	—	1,270,260	83,684	1,353,944
Derivative assets:
Interest rate lock commitments	—	—	55,348	55,348
Forward purchase contracts	—	33,048	—	33,048
Forward sales contracts	—	909	—	909
MBS put options	—	449	—	449
Put options on interest rate futures purchase contracts	894	—	—	894
Call options on interest rate futures purchase contracts	4,011	—	—	4,011
Total derivative assets before netting	4,905	34,406	55,348	94,659
Netting (1)	—	—	—	(33,595)
Total derivative assets	4,905	34,406	55,348	61,064
Investment in PennyMac Mortgage Investment Trust	1,597	—	—	1,597
Mortgage servicing rights at fair value	—	—	361,413	361,413
	$36,777	$1,304,666	$500,445	$1,808,293
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$222,309	$222,309
Derivative liabilities:
Interest rate lock commitments	—	—	956	956
Forward purchase contracts	—	909	—	909
Forward sales contracts	—	46,711	—	46,711
Put options on interest rate futures sale contracts	141	—	—	141
Total derivative liabilities before netting	141	47,620	956	48,717
Netting (1)	—	—	—	(37,814)
Total derivative liabilities	141	47,620	956	10,903
Mortgage servicing liabilities	—	—	6,529	6,529
	$141	$47,620	$229,794	$239,741

(1)

Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$21,687	$—	$—	$21,687
Mortgage loans held for sale at fair value	—	937,976	209,908	1,147,884
Derivative assets:
Interest rate lock commitments	—	—	33,353	33,353
Forward purchase contracts	—	9,060	—	9,060
Forward sales contracts	—	320	—	320
MBS put options	—	476	—	476
Put options on interest rate futures purchase contracts	862	—	—	862
Call options on interest rate futures purchase contracts	2,193	—	—	2,193
Total derivative assets before netting	3,055	9,856	33,353	46,264
Netting (1)	—	—	—	(7,807)
Total derivative assets	3,055	9,856	33,353	38,457
Investment in PennyMac Mortgage Investment Trust	1,582			1,582
Mortgage servicing rights at fair value	—	—	325,383	325,383
	$26,324	$947,832	$568,644	$1,534,993
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$191,166	$191,166
Derivative liabilities:
Interest rate lock commitments	—	—	952	952
Forward purchase contracts	—	141	—	141
Forward sales contracts	—	16,110	—	16,110
Put options on interest rate futures sale contracts	8	—	—	8
Total derivative liabilities before netting	8	16,251	952	17,211
Netting (1)	—	—	—	(10,698)
Total derivative liabilities	8	16,251	952	6,513
Mortgage servicing liabilities	—	—	6,306	6,306
	$8	$16,251	$198,424	$203,985

(1)

Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

As shown above, certain of the Company’s mortgage loans held for sale, IRLCs, MSRs at fair value, and ESS financing at fair value are measured using Level 3 inputs. Following are roll forwards of these items for the quarters ended March 31, 2015 and 2014:

	Quarter ended March 31, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2014	$209,908	$32,401	$325,383	$567,692
Purchases	65,613	—	63,137	128,750
Sales	(125,268)	—	—	(125,268)
Repayments	(8,392)	—	—	(8,392)
Interest rate lock commitments issued, net	—	82,780	—	82,780
Mortgage servicing rights resulting from mortgage loan sales	—	—	2,675	2,675
Changes in fair value included in income arising from:	—	—	—
Changes in instrument-specific credit risk	(33)	—	—	(33)
Other factors	778	(47)	(29,782)	(29,051)
	745	(47)	(29,782)	(29,084)
Transfers to Level 2 mortgage loans held for sale (2)	(58,922)	—	—	(58,922)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(60,742)	—	(60,742)
Balance, March 31, 2015	$83,684	$54,392	$361,413	$499,489
Changes in fair value recognized during the period relating to assets still held at March 31, 2015	$640	$(47)	$(29,782)	$(29,189)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Quarter ended March 31, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2014	$191,166	$6,306	$197,472
Proceeds received from issuance of excess servicing spread	46,412	—	46,412
Mortgage servicing liabilities resulting from mortgage loan sales	—	2,928	2,928
Excess servicing spread issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,246	—	1,246
Accrual of interest on excess servicing spread	3,752	—	3,752
Repayments	(12,731)	—	(12,731)
Changes in fair value included in income	(7,536)	(2,705)	(10,241)
Balance, March 31, 2015	$222,309	$6,529	$228,838
Changes in fair value recognized during the period relating to liabilities still held at March 31, 2015	$(7,536)	$(2,705)	$(10,241)

	Quarter ended March 31, 2014
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$3,933	$6,761	$224,913	$235,607
Purchases	—	—	25,866	25,866
Repayments	(14)	—	—	(14)
Interest rate lock commitments issued, net	—	36,438	—	36,438
Mortgage servicing rights resulting from mortgage loan sales	—	—	6,933	6,933
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—		—
Other factors	66	5,353	(10,728)	(5,309)
	66	5,353	(10,728)	(5,309)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(34,255)	—	(34,255)
Balance, March 31, 2014	$3,985	$14,297	$246,984	$265,266
Changes in fair value recognized during the period relating to assets still held at March 31, 2014	$66	$14,297	$(10,728)	$3,635

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Excess
servicing
spread
financing
(in thousands)
Liability:
Balance, December 31, 2013	$138,723
Proceeds received from issuance of excess servicing spread	20,526
Excess servicing spread issued pursuant to a recapture agreement with PennyMac Mortgage Investment	1,113
Accrual of interest on excess servicing spread	2,862
Repayments	(7,413)
Changes in fair value included in income	(4,792)
Balance, March 31, 2014	$151,019
Changes in fair value recognized during the period relating to liability still held at March 31, 2014	$(4,792)

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

Net changes in fair values included in income for financial statement items carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended March 31,
	2015			2014
	Net gains on			Net gains on
	mortgage			mortgage
	loans held	Net loan		loans held	Net loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$84,531	$—	$84,531	$49,902	$—	$49,902
Mortgage servicing rights at fair value	—	(29,782)	(29,782)	—	(10,728)	(10,728)
	$84,531	$(29,782)	$54,749	$49,902	$(10,728)	$39,174
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$7,536	$7,536	$—	$4,792	$4,792
Mortgage servicing liabilities	—	2,705	2,705	—	—	—
	$—	$10,241	$10,241	$—	$4,792	$4,792

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	March 31, 2015
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$1,284,168	$1,209,848	$74,320
90 days or more delinquent:
Not in foreclosure	43,214	45,670	(2,456)
In foreclosure	26,562	27,588	(1,026)
	$1,353,944	$1,283,106	$70,838

	December 31, 2014
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$950,697	$894,924	$55,773
90 days or more delinquent:
Not in foreclosure	126,171	128,533	(2,362)
In foreclosure	71,016	72,039	(1,023)
	$1,147,884	$1,095,496	$52,388

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at fair value on a nonrecurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$305,005	$305,005
	$—	$—	$305,005	$305,005

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$139,505	$139,505
	$—	$—	$139,505	$139,505

The following table summarizes the total losses on assets measured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(31,692)	$(421)
	$(31,692)	$(421)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as its Carried Interest due from Investment Funds,  Mortgage loans sold under agreements to repurchase,  Note payable, and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

Cash is measured using a “Level 1” input.

Management has concluded that the carrying value of the Carried Interest due from Investment Funds approximates its fair value as the balance represents the amount distributable to the Company at the balance sheet date assuming liquidation of the Investment Funds.

The Company’s Mortgage loans sold under agreements to repurchase,  Mortgage loan participation and sale agreement and Note payable are carried at amortized cost. These borrowings do not have observable inputs and the fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of March 31, 2015 and December 31, 2014 due to the lack of observable inputs to estimate the fair value. Management has concluded that the fair value of these borrowings approximates their carrying values due to their short terms and variable interest rates.

The Company also carries the receivables from and payables to the Advised Entities at cost. Management has concluded that the fair value of such balances approximates their carrying values due to the short terms of such balances.

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

Due to the difficulty in estimating the fair values of “Level 3” financial statement items, management has assigned the estimating of fair value of these assets to specialized staff and subjects the valuation process to significant executive management oversight. The Company’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” financial statement items and maintaining its valuation policies and procedures.

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

Certain of the Company’s mortgage loans may become non-saleable into active markets due to identification of a defect by the Company or to the repurchase of mortgage loans with identified defects. The Company may also purchase certain delinquent government guaranteed or insured mortgage loans from Ginnie Mae guaranteed pools in its servicing portfolio. The Company’s right to purchase such mortgage loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. To the extent such mortgage loans (“early buyout loans”) have not become saleable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms, the Company measures such mortgage loans along with other mortgage loans with identified defects using “Level 3” inputs.

The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment speeds and total prepayment speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	March 31, 2015	December 31, 2014
Discount rate
Range	2.4% - 9.7%	2.3% - 9.6%
Weighted average	2.6%	2.4%
Twelve-month projected housing price index change
Range	3.3% - 6.1%	4.2% - 5.4%
Weighted average	3.7%	4.5%
Prepayment/resale speed (1)
Range	0.8% - 17.1%	1.3% - 15.5%
Weighted average	15.7%	15.1%
Total prepayment speed (2)
Range	1.0% - 39.1%	2.1% - 38.1%
Weighted average	34.7%	35.7%

(1)Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(2)Total prepayment speed is measured using Life Total CPR.

Changes in fair value attributable to changes in instrument specific credit risk are measured by reference to the change in the respective loan’s delinquency status at period end from the later of the beginning of the period or acquisition date. Changes in fair value of mortgage loans held for sale are included in Net gains on mortgage loans held for sale at fair value in the consolidated statements of income.

Derivative Financial Instruments

The Company categorizes IRLCs as a “Level 3” financial statement item. The Company estimates the fair value of an IRLC based on quoted Agency mortgage-backed securities (“MBS”) prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loans and the probability that the mortgage loan will fund or be purchased (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for loans that have decreased in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	March 31, 2015	December 31, 2014
Pull-through rate
Range	54.1% - 100.0%	55.4% - 99.9%
Weighted average	87.5%	85.5%
Mortgage servicing rights value expressed as:
Servicing fee multiple
Range	1.9 - 4.8	2.0 - 5.0
Weighted average	3.2	3.7
Percentage of unpaid principal balance
Range	0.4% - 3.0%	0.4% - 3.1%
Weighted average	1.4%	1.2%

Hedging Derivatives

The remaining derivative financial instruments held or issued by the Company are categorized as “Level 1” or “Level 2” financial statement items. The Company estimates the fair value of commitments to sell or purchase loans based on observable MBS prices. The Company estimates the fair value of MBS options based on observed interest rate volatilities in the MBS market. Changes in fair value of IRLCs and related hedging derivatives are included in Net gains on mortgage loans held for sale at fair value in the consolidated statements of income.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended March 31,
	2015		2014
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$2,675	$67,281	$6,933	$30,581
Unpaid principal balance of underlying mortgage loans	$241,518	$5,137,085	$511,467	$2,623,599
Weighted average servicing fee rate (in basis points)	31	33	32	30
Inputs:
Pricing spread (1)
Range	7.3% - 14.4%	6.8% - 15.9%	8.5% - 13.8%	7.3% - 14.8%
Weighted average	10.7%	9.8%	11.2%	10.5%
Annual total prepayment speed (2)
Range	7.8% - 62.4%	7.6% - 39.4%	7.9% - 17.2%	7.6% - 45.3%
Weighted average	11.9%	8.9%	8.5%	8.1%
Life (in years)
Range	1.1 – 7.3	1.8 – 7.3	2.7 – 7.5	1.5 – 7.5
Weighted average	6.1	6.9	7.2	7.1
Per-loan annual cost of servicing
Range	$59 – $82	$59 – $82	$68 – $100	$68 – $100
Weighted average	$74	$75	$97	$100

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at period end and the effect on the estimated fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	March 31, 2015		December 31, 2014
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$361,413	$428,998	$325,383	$405,445
Unpaid principal balance of underlying mortgage loans	$35,738,618	$36,247,371	$30,945,000	$33,745,613
Weighted average note interest rate	4.15%	3.81%	4.24%	3.82%
Weighted average servicing fee rate (in basis points)	30	30	31	30
Inputs:
Pricing spread (1) (2)
Range	3.4% – 21.3%	6.3% – 16.4%	2.9% – 21.3%	6.3% – 15.3%
Weighted average	9.2%	9.3%	9.2%	9.7%
Effect on fair value of:
5% adverse change	($6,167)	($8,680)	($5,550)	($8,710)
10% adverse change	($12,120)	($17,037)	($10,908)	($17,083)
20% adverse change	($23,429)	($32,848)	($21,084)	($32,890)
Average life (in years)
Range	0.4 – 8.2	1.3 – 7.3	0.4 – 8.2	1.6 – 7.3
Weighted average	5.7	6.7	5.8	6.8
Prepayment speed (1) (3)
Range	7.6% – 66.4%	7.7% – 56.5%	7.6% – 60.5%	7.6% – 42.8%
Weighted average	11.8%	9.4%	11.2%	8.5%
Effect on fair value of:
5% adverse change	($8,094)	($8,635)	($7,052)	($7,359)
10% adverse change	($15,866)	($16,977)	($13,835)	($14,494)
20% adverse change	($30,519)	($32,837)	($26,654)	($28,132)
Annual per-loan cost of servicing (1)
Range	$60 – $99	$59 – $82	$59 – $109	$59 – $81
Weighted average	$76	$76	$76	$75
Effect on fair value of:
5% adverse change	($3,344)	($3,201)	($2,910)	($2,992)
10% adverse change	($6,688)	($6,402)	($5,819)	($5,983)
20% adverse change	($13,377)	($12,803)	($11,638)	($11,967)

(1)

The effect on value of an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of the recognized MSR impairment will depend on the relationship of fair value to the carrying value of such MSRs.

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

Excess Servicing Spread Financing at Fair Value

The Company categorizes ESS financing as a “Level 3” financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS financing. The key inputs used in the estimation of ESS fair value include pricing spread and prepayment speed. Significant changes to either of those inputs in isolation could result in a significant change in the ESS fair value. Changes in these key inputs are not necessarily directly related.

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the loans underlying the ESS, thereby increasing ESS’ fair value, which is the liability owed to PMT. Increases in the fair value of ESS decrease income and are included in Amortization, impairment and change in fair value of mortgage servicing rights.

Interest expense for ESS is accrued using the interest method based upon the expected cash flows from the ESS through the expected life of the underlying mortgage loans. Other changes in fair value are recorded in Amortization, impairment and change in fair value of mortgage servicing rights.

Following are the key inputs used in estimating the fair value of ESS:

	March 31,	December 31,
Key inputs	2015	2014
Unpaid principal balance of underlying loans (in thousands)	$33,621,619	$28,227,340
Average servicing fee rate (in basis points)	30	31
Average excess servicing spread (in basis points)	16	16
Pricing spread (1)
Range	1.7% - 12.4%	1.7% - 12.0%
Weighted average	5.5%	5.3%
Average life (in years)
Range	0.3 - 7.3	0.4 - 7.3
Weighted average	5.7	5.8
Annualized prepayment speed (2)
Range	7.6% - 77.3%	7.6% - 74.6%
Weighted average	11.6%	11.2%

(1)Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)Prepayment speed is measured using Life Total CPR.

Note 8—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Government-insured or guaranteed	$1,183,544	$866,148
Conventional conforming	86,716	66,229
Jumbo	—	5,599
Delinquent mortgage loans purchased from Ginnie Mae pools serviced by the Company	75,569	206,331
Mortgage loans repurchased pursuant to representations and warranties	8,115	3,577
	$1,353,944	$1,147,884
Fair value of mortgage loans pledged to secure mortgage loans sold under agreements to repurchase	$1,132,568	$976,772
Fair value of mortgage loans pledged to secure mortgage loan participation and sale agreement	$196,716	$148,133

Note 9—Derivative Financial Instruments

The Company is exposed to fair value risk relative to its mortgage loans held for sale as well as to its IRLCs and MSRs. The Company bears fair value risk from the time an IRLC is made to PMT or a loan applicant to the time the mortgage loan is sold. The Company is exposed to loss in fair value of its IRLCs and mortgage loans held for sale when market mortgage interest rates increase. The Company is exposed to loss in fair value of its MSRs when market mortgage interest rates decrease.

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2015			December 31, 2014
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	3,123,645	$55,348	$956	1,765,597	$33,353	$952
Forward purchase contracts	5,124,867	33,048	909	2,634,218	9,060	141
Forward sales contracts	7,464,527	909	46,711	3,901,851	320	16,110
MBS put options	450,000	449	—	340,000	476	—
Put options on interest rate futures purchase contracts	1,470,500	894	—	755,000	862	—
Call options on interest rate futures purchase contracts	870,000	4,011	—	630,000	2,193	—
Put options on interest rate futures sale contracts	100,000	—	141	50,000	—	8
Total derivatives before netting		94,659	48,717		46,264	17,211
Netting		(33,595)	(37,814)		(7,807)	(10,698)
		$61,064	$10,903		$38,457	$6,513
Margin deposits with (collateral received from) derivative counterparties, net		$(4,219)			$(2,891)

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended March 31, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	2,634,218	19,635,850	(17,145,201)	5,124,867
Forward sale contracts	3,901,851	26,740,272	(23,177,596)	7,464,527
MBS put options	340,000	785,000	(675,000)	450,000
Put options on interest rate futures purchase contracts	755,000	1,540,500	(825,000)	1,470,500
Call options on interest rate futures purchase contracts	630,000	745,000	(505,000)	870,000
Put options on interest rate futures sale contracts	50,000	50,000	—	100,000
Call options on interest rate futures sale contracts	—	35,100	(35,100)	—

	Quarter ended March 31, 2014
	Balance			Balance
	beginning of		Dispositions/	end of
Period/Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	1,418,527	6,899,388	(6,811,248)	1,506,667
Forward sale contracts	2,659,000	10,540,119	(10,369,943)	2,829,176
MBS put options	185,000	385,000	(395,000)	175,000
MBS call options	105,000	395,000	(340,000)	160,000
Put options on interest rate futures sales contracts	—	325,000	—	325,000
Call options on interest rate futures sales contracts	—	175,000	(75,000)	100,000
Treasury futures purchase contracts	—	21,600	(21,600)	—
Treasury futures sale contracts	—	30,700	(30,700)	—

The Company recorded net losses on derivative financial instruments used to hedge IRLCs and mortgage loans held for sale at fair value totaling $25.8 million and $20.1 million for the quarters ended March 31, 2015 and 2014, respectively. Derivative gains and losses used to hedge IRLCs and mortgage loans held for sale at fair value are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

The Company recorded net gains on derivatives used to hedge fair value changes of MSRs totaling $17.1 million for the quarter ended March 31, 2015 and net losses on derivatives used to hedge fair value changes of MSRs totaling $431,000 for the quarter ended March 31, 2014. Gains and losses on derivative financial instruments used to hedge fair value changes of MSRs are included in Amortization, impairment and change in fair value of mortgage servicing rights in the Company’s consolidated statements of income.

Note 10—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$325,383	$224,913
Additions:
Purchases	63,137	25,866
Mortgage servicing rights resulting from mortgage loan sales	2,675	6,933
	65,812	32,799
Change in fair value due to:
Changes in valuation inputs or assumptions used in valuation model (1)	(17,715)	(2,956)
Other changes in fair value (2)	(12,067)	(7,772)
Total change in fair value	(29,782)	(10,728)
Balance at end of period	$361,413	$246,984
Fair value of mortgage servicing rights pledged to secure note payable	$413,582	$272,115

(1)	Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes in market mortgage interest rates.
(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Amortized cost:
Balance at beginning of period	$415,245	$263,373
Mortgage servicing rights resulting from mortgage loan sales	67,281	30,581
Amortization	(12,036)	(6,767)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	—	—
Balance at end of period	470,490	287,187

Valuation allowance:
Balance at beginning of period	(9,800)	(4,622)
Additions	(31,692)	(421)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	—	—
Balance at end of period	(41,492)	(5,043)
Mortgage servicing rights, net	$428,998	$282,144
Fair value of mortgage servicing rights at end of period	$437,824	$291,535
Fair value of mortgage servicing rights at beginning of period	$416,802	$269,422

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This projection was developed using the inputs used in the March 31, 2015 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve month period ending March 31,	amortization
(in thousands)
2016	$49,285
2017	47,769
2018	44,250
2019	40,463
2020	36,640
Thereafter	252,083
$470,490

Servicing fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the consolidated statements of income. The fees are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Contractual servicing fees	$50,101	$36,100
Ancillary and other fees:
Late charges	1,651	887
Other	711	176
	$52,463	$37,163

Mortgage Servicing Liabilities Carried at Fair Value:

The activity in mortgage servicing liabilities carried at fair value is summarized below:

Quarter ended
March 31, 2015
(in thousands)
Amortized cost:
Balance at beginning of period	$6,306
Mortgage servicing liabilities resulting from mortgage loan sales	2,928
Change in fair value	(2,705)
Balance at end of period	$6,529

Note 11—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$67,298	$61,142
Carried Interest recognized during the period	1,233	2,157
Proceeds received during the period	—	—
Balance at end of period	$68,531	$63,299

The amount of the Carried Interest that will be received by the Company depends on the Investment Funds’ future performance. As a result, the amount of Carried Interest recorded by the Company is based on the cash flows that would be produced assuming termination of the Investment Funds at period end and may be reduced in future periods based on the performance of the Investment Funds in those periods. However, the Company is not required to pay guaranteed returns to the Investment Funds and the amount of any reduction to Carried Interest will be limited to the amounts previously recognized.

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

Note 12—Investment in PennyMac Mortgage Investment Trust at Fair Value

Following is a summary of Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Dividends	$92	$44
Change in fair value	15	71
	$107	$115
Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,597	$1,793

Note 13—Borrowings

As of March 31, 2015, the Company maintained six borrowing facilities:  four facilities that provide funding for sales of mortgage loans under agreements to repurchase; one facility that provides for sale of mortgage loan participation certificates; and one note payable secured by MSRs and servicing advances made relating to certain loans in the Company’s mortgage loan servicing portfolio.

The borrowing facilities contain various covenants, including financial covenants governing PLS’s net worth, debt to equity ratio, profitability and liquidity. Management believes that PLS was in compliance with these requirements as of March 31, 2015.

Mortgage Loans Sold Under Agreement to Repurchase

Three of the borrowing facilities secured by mortgage loans held for sale are in the form of mortgage loan sale and repurchase agreements. Eligible mortgage loans are sold at advance rates based on the loan type. Interest is charged at a rate based on the buyer’s overnight cost of funds rate for one agreement and on LIBOR for the other three agreements. Mortgage loans financed under these agreements may be re-pledged by the lenders.

Financial data pertaining to mortgage loans sold under agreements to repurchase are as follows:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Period end:
Balance	$992,187	$567,737
Unused amount (1)	$307,813	$432,263
Weighted average interest rate (3)	1.82%	1.76%
Fair value of mortgage loans securing agreements to repurchase	$1,132,568	$694,028
Margin deposits placed with counterparties (2)	$1,500	$1,500
During the period:
Average balance of mortgage loans sold under agreements to repurchase	$616,896	$291,093
Weighted average interest rate (3)	1.79%	1.78%
Total interest expense	$3,809	$2,329
Maximum daily amount outstanding	$992,187	$567,737

(1)

The amount the Company is able to borrow under mortgage loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the mortgage loans sold.

(2)	Margin deposits are included in Other assets on the consolidated balance sheet.
(3)	Excludes the effect of amortization of commitment fees totaling $980,000 and $1.0 million for the quarters ended March 31, 2015 and 2014, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2015	Balance
(in thousands)
Within 30 days	$2,475
Over 30 to 90 days	918,144
Over 90 days to 180 days	—
Over 180 days	71,568
$992,187
Weighted average maturity (in months)	2.7

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of March 31, 2015:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$77,916	July 8, 2015	October 30, 2015
Bank of America, N.A.	$36,407	June 17, 2015	January 30, 2016
Morgan Stanley Bank, N.A.	$10,670	May 17, 2015	June 29, 2015
Citibank, N.A.	$15,519	May 6, 2015	September 7, 2015

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases.

Mortgage Loan Participation and Sale Agreement

One of the borrowing facilities secured by mortgage loans held for sale is in the form of a mortgage loan participation and sale agreement. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to the lender pending the securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation and sale agreement is summarized below:

Quarter ended,
March 31, 2015
(in thousands)
Period end:
Mortgage loan participation and sale agreement secured by mortgage loans	$190,762
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$196,716
During the period:
Average balance	$143,638
Weighted average interest rate (1)	1.25%
Total interest expense	$519

(1)	Excludes the effect of amortization of commitment fees totaling $98,000 for the quarter ended March 31, 2015.

Note Payable

The note payable is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Period end:
Note payable secured by:
Mortgage servicing rights	$134,665	$48,819
Servicing advances	—	—
	$134,665	$48,819
Assets pledged to secure note payable:
Mortgage servicing rights	$413,582	$272,115
Servicing advances	$—	$—
During the period:
Average balance	$141,280	$52,354
Weighted average interest rate	2.96%	2.91%
Total interest expense	$1,635	$659

The note payable is secured by servicing advances and MSRs relating to certain loans in the Company’s servicing portfolio, and currently provides for advance rates of 50% of the carrying value of MSRs pledged and 85% of the amount of the servicing advances pledged. Interest is charged at a rate based on the lender’s overnight cost of funds.

Excess Servicing Spread Financing

In conjunction with the Company’s purchase from non-affiliates of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements which are treated as financings and are carried at fair value with changes in fair value recognized in current period income. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained a fixed base servicing fee and all ancillary income associated with servicing the mortgage loans. The Company continues to be the servicer of the mortgage loans and provides all servicing functions, including responsibility to make servicing advances.

Following is a summary of ESS:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$191,166	$138,723
Issuances if excess servicing spread to PennyMac Mortgage Investment Trust:
For cash	46,412	20,526
Pursuant to a recapture agreement	1,246	1,113
Accrual of interest	3,752	2,862
Repayments	(12,731)	(7,413)
Change in fair value	(7,536)	(4,792)
Balance at end of period	$222,309	$151,019

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of activity in the Company’s liability for representations and warranties:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$13,259	$8,123
Provision for losses on loans sold	1,495	851
Incurred losses	(65)	—
Balance at end of period	$14,689	$8,974
Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$39,624,553	$26,304,717

Note 15—Income Taxes

For the quarters ended March 31, 2015 and 2014, the Company’s effective tax rates were 11.5% and 11.3%, respectively. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s shares, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase PFSI’s effective income tax rate.

Note 16—Noncontrolling Interest

During the quarter ended March 31, 2015, PennyMac unitholders exchanged 44,000 Class A units for the Company’s Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 71.6% at December 31, 2014 to 71.5% at March 31, 2015.

During the quarter ended March 31, 2014, PennyMac unitholders exchanged 66,709 Class A units for the Company’s Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 72.6% at December 31, 2013 to 72.5% at March 31, 2014.

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands, except share amounts)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$9,028	$7,972
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc. (Class A shares issued, 44,000 and 66,709 during the quarters ended March 31, 2015 and 2014, respectively)	$792	$563

Note 17—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Cash (loss) gain:
Sales proceeds	$2,730	$4,481
Hedging activities	(18,329)	(10,256)
	(15,599)	(5,775)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	69,956	37,514
Mortgage servicing liabilities resulting from mortgage loan sales	(2,928)	—
Excess servicing spread recapture payable to PennyMac Mortgage Investment Trust	(1,289)	(1,898)
Provision for losses relating to representations and warranties on loans sold	(1,495)	(851)
Change in fair value relating to loans and hedging derivatives held at period end:
Interest rate lock commitments	21,991	7,536
Mortgage loans	12,201	7,828
Hedging derivatives	(7,459)	(9,816)
	$75,378	$34,538

Note 18—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Interest income:
Short-term investments	$512	$201
Mortgage loans held for sale at fair value	8,421	3,909
	8,933	4,110
Interest expense:
Mortgage loans sold under agreements to repurchase	3,809	2,329
Mortgage loan participation and sale agreement	519	—
Note payable	1,635	659
Excess servicing spread financing at fair value	3,752	2,862
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,524	218
Interest on mortgage loan impound deposits	590	318
	11,829	6,386
	$(2,896)	$(2,276)

Note 19—Stock-based Compensation

The Company’s 2013 Equity Incentive Plan provides for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of March 31, 2015, the Company has 1.9 million units available for future awards. The Company estimates the cost of the stock options, time-based RSUs and performance-based RSUs awarded with reference to the fair value of the Company’s Class A common stock on the date of the grants. Compensation costs are fixed, except for the performance-based RSUs, at the grant’s estimated fair value on the grant date as all grantees are employees of PennyMac or directors of the Company. Expense relating to grants is included in Compensation in the consolidated statements of income.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Stock options	$1,480	$1,187
Performance-based RSUs	1,871	762
Time-based RSUs	535	436
	$3,886	$2,385

Following is a summary of equity awards:

	Quarter ended March 31, 2015
	Stock options	Performance-based RSUs	Time-based RSUs
	(in thousands)
December 31, 2014	1,167	1,257	202
Granted	715	1,143	118
Vested	—	—	(31)
Exercised	—	—	—
Forfeited or canceled	(1)	(2)	—
March 31, 2015	1,881	2,398	289

	Quarter ended March 31, 2014
	Stock options	Performance-based RSUs	Time-based RSUs
	(in thousands)
December 31, 2013	419	491	100
Granted	747	609	97
Vested	—	—	—
Exercised	—	—	—
Forfeited or canceled	(5)	(6)	(1)
March 31, 2014	1,161	1,094	196

Note 20—Supplemental Cash Flow Information

	Quarter ended March 31,
	2015	2014
	(in thousands)
Cash paid for interest	$11,606	$6,223
Cash paid for income taxes	$1,902	$3
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$69,956	$37,514
Mortgage servicing liabilities resulting from mortgage loan sales	$2,928	$—
Non-cash financing activity:
Transfer of excess servicing spread pursuant to recapture agreement with PennyMac Mortgage Investment Trust	$1,246	$1,113
Issuance of common stock in settlement of director fees	$74	$—

Note 21—Regulatory Net Worth and Agency Capital Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital requirements, the calculations of which are specified by each Agency, are summarized below:

	Agency capital
	March 31, 2015		December 31, 2014
Agency–company subject to requirement	Balance (1)	Requirement	Balance (1)	Requirement
	(in thousands)
Fannie Mae–PLS	$628,604	$35,267	$583,686	$35,507
Freddie Mac–PLS	$628,693	$4,015	$583,819	$3,721
Ginnie Mae–PLS	$581,518	$130,803	$536,009	$111,457
Ginnie Mae–PennyMac	$815,745	$156,963	$763,907	$133,748
HUD–PLS	$581,518	$2,500	$539,844	$2,500

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with the respective Agencies’ capital requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. PennyMac and PLS had Agency capital in excess of the respective Agencies’ requirements at March 31, 2015.

Note 22—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of March 31, 2015, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Fund and Sell Mortgage Loans

March 31, 2015
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$2,141,582
Commitments to fund mortgage loans	982,063
$3,123,645
Commitments to sell mortgage loans	$7,464,527

Note 23—Segments and Related Information

The Company operates in three segments: loan production, loan servicing and investment management.

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

Financial highlights by segment are as follows:

	Quarter ended March 31, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues (1)
Net gains on mortgage loans held for sale at fair value	$76,979	$(1,601)	$75,378	$—	$75,378
Loan origination fees	16,682	—	16,682	—	16,682
Fulfillment fees from PennyMac Mortgage Investment Trust	12,866	—	12,866	—	12,866
Net servicing fees	—	26,776	26,776	—	26,776
Management fees	—	—	—	8,489	8,489
Carried Interest from Investment Funds	—	—	—	1,233	1,233
Net interest income (expense):
Interest income	7,016	1,917	8,933	—	8,933
Interest expense	3,641	8,188	11,829	—	11,829
	3,375	(6,271)	(2,896)	—	(2,896)
Other	913	618	1,531	255	1,786
Total net revenue	110,815	19,522	130,337	9,977	140,314
Expenses	40,132	38,067	78,199	8,877	87,076
Income before provision for income taxes	$70,683	$(18,545)	$52,138	$1,100	$53,238
Segment assets at period end (2)	$1,399,817	$1,322,301	$2,722,118	$92,093	$2,814,211

(1)	All revenues are from external customers.
(2)	Excludes parent Company assets, which consist primarily of deferred tax asset of $42.1 million.

	Quarter ended March 31, 2014
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues (1)
Net gains on mortgage loans held for sale at fair value	$34,538	$—	$34,538	$—	$34,538
Loan origination fees	6,880	—	6,880	—	6,880
Fulfillment fees from PennyMac Mortgage Investment Trust	8,902	—	8,902	—	8,902
Net servicing fees	—	43,764	43,764	—	43,764
Management fees	—	—	—	10,109	10,109
Carried Interest from Investment Funds	—	—	—	2,157	2,157
Net interest income (expense):
Interest income	4,106	—	4,106	4	4,110
Interest expense	2,329	4,057	6,386	—	6,386
	1,777	(4,057)	(2,280)	4	(2,276)
Other	643	519	1,162	256	1,418
Total net revenue	52,740	40,226	92,966	12,526	105,492
Expenses	26,786	23,113	49,899	6,532	56,431
Income before provision for income taxes	$25,954	$17,113	$43,067	$5,994	$49,061
Segment assets at period end (2)	$790,733	$807,252	$1,597,985	$103,698	$1,701,683

(1)All revenues are from external customers.

(2)Excludes parent Company assets, which consist primarily of deferred tax assets of $58.2 million.

Note 24—Recently Issued Accounting Pronouncements

In April of 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 should be applied on a retrospective basis and is effective for the Company for financial statements issued for fiscal years and interim periods within those fiscal years  beginning after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On April 28, 2015, the Company entered into a letter of intent with a third party to purchase a $9.3 billion unpaid principal balance portfolio of Agency MSRs. The Company intends to sell to PennyMac Holdings, LLC (“PMH”), a subsidiary of PMT, approximately $74 million of ESS from this MSR portfolio.

The MSR acquisition by the Company and its sale of ESS to PMH are subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions, including required regulatory approvals. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•

On April 30, 2015, the Company, through PLS and PennyMac, entered into an amendment to its Third Amended and Restated Loan and Security Agreement, dated as of March 27, 2015, pursuant to which PLS may finance certain of its MSRs and servicing advance receivables with Credit Suisse First Boston Mortgage

Capital LLC (“CSFB”) (the “Loan and Security Agreement”). The Loan and Security Agreement is guaranteed in full by PennyMac.

Under the terms of the amendment, the maximum loan amount under the Loan and Security Agreement was increased from $257 million to $407 million. The $150 million increase was implemented for the purpose of facilitating the financing of ESS by PMT through one of its subsidiaries, PMH. The ESS is pledged by PMH under an underlying loan and security agreement (as described hereafter) by and between PMH and PLS and then re-pledged to CSFB by PLS under the Loan and Security Agreement. The aggregate loan amount outstanding under the Loan and Security Agreement and relating to re-pledged ESS by PLS is guaranteed in full by PMT.

•

On April 30, 2015, in connection with the amendment to the Loan and Security Agreement, PLS and PMH entered into an underlying loan and security agreement, pursuant to which PMH may borrow up to $150 million from PLS for the purpose of financing ESS. PLS then re-pledges the ESS to CSFB under the Loan and Security Agreement.

•

On April 30, 2015, the Company, through PLS, entered into an Amended and Restated Master Spread Acquisition and MSR Servicing Agreement (“Spread Acquisition Agreement”) with PMH. The Spread Acquisition Agreement amends and restates that certain spread acquisition and MSR servicing agreement originally entered into by and between PLS and PMH on December 30, 2013. The primary purpose of the amendment and restatement was to evidence the ownership of the ESS under participation certificates and to otherwise incorporate the terms of previously executed amendments.

•	On May 1, 2015, the Company completed its sale to PMH of $136 million in ESS relating to the Company’s acquisition of a $15 billion unpaid principal balance portfolio of Agency MSRs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations should be read with the consolidated financial statements and the related notes of PennyMac Financial Services, Inc. (“PFSI”) included within this Quarterly Report on Form 10-Q.

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

Overview

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the words “we,” “us,” “our” and the “Company” refer to PFSI.

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

We operate and control all of the business and affairs of Private National Mortgage Acceptance Company, LLC (“PennyMac”) and are its sole managing member. PennyMac was founded in 2008 by members of our executive leadership team and two strategic partners, BlackRock Mortgage Ventures, LLC and HC Partners, LLC, formerly known as Highfields Capital Investments, LLC, together with its affiliates.

We conduct our business in three segments: loan production, loan servicing (together, these two activities comprise our mortgage banking activities) and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. Our principal investment management subsidiary, PNMAC Capital Management, LLC (“PCM”), is an SEC registered investment adviser. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., both registered under the Investment Company Act of 1940 (“Investment Company Act”), as amended, an affiliate of these funds and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”

Mortgage Banking

Loan Production

Mortgage loans produced through our loan production segment are sourced through two channels: correspondent production and consumer direct lending.

In our correspondent production channel, we manage, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated loans, including both conventional and government-insured or guaranteed residential mortgage loans that qualify for inclusion in securitizations that are guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”). We refer to each of Fannie Mae, Freddie Mac and Ginnie Mae as an “Agency” and collectively as the “Agencies”. For conventional mortgage loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each mortgage loan purchased by PMT. In the case of government-insured or guaranteed mortgage loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account.

Through our consumer direct lending channel, we originate new prime credit quality, first-lien residential conventional and government-insured or guaranteed mortgage loans on a national basis to allow customers to purchase or refinance their homes. Our consumer direct model relies on the Internet and call center-based staff to acquire and interact with customers across the country. We do not have a “brick and mortar” branch network and have been developing our consumer direct operations with call centers strategically positioned across the United States.

For mortgage loans originated through our consumer direct lending channel, we conduct our own fulfillment, earn interest income and gains or losses during the holding period and upon the sale or securitization of these mortgage loans, and retain the associated mortgage servicing rights (“MSRs”) (subject to sharing with PMT a portion of such MSRs or cash with respect to certain consumer direct originated mortgage loans that refinance mortgage loans for which the related MSRs or excess servicing spread (“ESS”) was held by PMT).

Our loan production activity is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Unpaid principal balance of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$4,735,374	$2,974,077
Consumer direct	896,998	313,788
	$5,632,372	$3,287,865
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$2,890,132	$1,919,578

Loan Servicing

Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of mortgage loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of mortgage loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide servicing for conventional and government-insured or guaranteed loans (“prime servicing”), as well as servicing for distressed loans that have been acquired as investments by our Advised Entities (“special servicing”). As of March 31, 2015, the portfolio of mortgage loans that we serviced or subserviced totaled approximately $115.2 billion in unpaid principal balance (“UPB”).

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages PMT and the Investment Funds. PMT and the Investment Funds had combined net assets of approximately $2.0 billion as of March 31, 2015. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on investment performance.

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow as reflected in recent economic data. During the first quarter of 2015, real U.S. gross domestic product expanded at an annual rate of 0.2% compared to a 2.1% decrease for the first quarter of 2014 and a 2.2% increase for the fourth quarter of 2014. The national unemployment rate was 5.5% at March 31, 2015 compared to 5.6% at December 31, 2014 and 6.6% at March 31, 2014. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the fourth quarter of 2014, the delinquency rate on residential real estate loans held by commercial banks was 6.6%, a reduction from 8.2% during the fourth quarter of 2013.

Residential real estate activity appears to be improving. The seasonally adjusted annual rate of existing home sales for March 2015 was 10.4% higher than for March 2014, and the national median existing home price for all housing types was $212,100, a 7.8% increase from March 2014. On a national level, foreclosure filings during the first quarter of 2015 increased by 4% as compared to the first quarter of 2014. Foreclosure activity across the country decreased in 2014; however, it is expected to remain above historical average levels through 2015 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.59% to a high of 3.86% during the first quarter of 2015 while during the first quarter of 2014, thirty-year fixed mortgage interest rates ranged from a low of 4.23% to a high of 4.53% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Mortgage lenders originated an estimated $370 billion of home loans during the first quarter of 2015, up 60% from the first quarter of 2014. Although the low interest rate environment in the first quarter of 2015 led to an increase in the volume of borrowers seeking to refinance, we expect purchase-money loans to constitute a greater proportion of mortgage originations in the future. Mortgage originations are forecast to remain relatively flat, with current industry estimates for 2015 totaling $1.3 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts). We expect efforts to expand GSE product offerings (including 97% loan-to-value loans) and a recent reduction in FHA mortgage insurance premiums to make mortgage credit more affordable. In our correspondent production business, we continue to see increased competition from new and existing market participants.

In our capacity as an investment manager, we continue to see a robust market for distressed residential mortgage loans (sales of loan pools that consist of either non-performing loans, troubled but performing loans or a combination thereof) offered for sale. During 2014, the pool of sellers expanded to include new programmatic sellers, such as HUD and Freddie Mac. During the first quarter of 2015, we reviewed 30 mortgage loan pools totaling approximately $9.8 billion in UPB. This compares to our review of 25 mortgage loan pools totaling approximately $7.8 billion in UPB during the first quarter of 2014. We acquired for PMT distressed loans with fair values totaling $242 million and $261 million during the quarter ended March 31, 2015 and 2014, respectively. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective for PMT in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments held by the Advised Entities.

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Revenues
Net gains on mortgage loans held for sale at fair value	$75,378	$34,538
Loan origination fees	16,682	6,880
Fulfillment fees from PennyMac Mortgage Investment Trust	12,866	8,902
Net loan servicing fees	26,776	43,764
Management fees	8,489	10,109
Carried Interest from Investment Funds	1,233	2,157
Net interest expense	(2,896)	(2,276)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	107	115
Other	1,679	1,303
Total net revenue	140,314	105,492
Total expenses	87,076	56,431
Provision for income taxes	6,114	5,523
Net income	$47,124	$43,538

Income before provision for income taxes by segment:
Mortgage banking:
Production	$70,683	$25,954
Servicing	(18,545)	17,113
Total mortgage banking	52,138	43,067
Investment management	1,100	5,994
	$53,238	$49,061
During the period:
Interest rate lock commitments issued	$7,793,325	$3,924,593
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$4,989,838	$3,130,530
Consumer direct	904,213	317,915
	$5,894,051	$3,448,445
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$2,890,132	$1,919,578
At period end:
Unpaid principal balance of mortgage loan servicing portfolio:
Owned
Mortgage servicing rights	$71,985,989	$50,109,643
Mortgage servicing liabilities	421,452	—
Mortgage loans held for sale	1,288,744	660,470
	73,696,185	50,770,113
Subserviced	41,542,426	33,073,476
	$115,238,611	$83,843,589
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,542,159	$1,543,282
Investment Funds	413,155	561,638
	$1,955,314	$2,104,920

During the quarter ended March 31, 2015, we recorded net income of $47.1 million. Our net income in the first quarter of 2015 reflects net gains on mortgage loans held for sale at fair value of $75.4 million and loan origination fees of $16.7 million, increases of $40.8 million and $9.8 million, respectively, from the first quarter in 2014 resulting from the growth in volume of mortgage loans we purchased or originated for subsequent sale during the quarter.  These revenue increases were partially offset by a $17.0 million decrease in net loan servicing fees, a $1.6 million decrease in management fees, and a $30.6 million increase in expenses incurred to accommodate the growth of our mortgage banking segments.

During the quarter ended March 31, 2014, we recorded net income of $43.5 million. Our net income in the first quarter of 2014 reflects  net loan servicing fees of $43.8 million, an increase of $27.7 million from the first quarter of 2013 resulting from the growth in our mortgage loan servicing portfolio. As of March 31, 2014, our loan servicing portfolio stood at  $83.8 billion in UPB, an increase of approximately $5.7 billion from December 31, 2013. This growth was partially offset by a decrease in fulfillment fees of $19.3 million resulting from a contraction in the mortgage loan origination market, and an increase in expenses incurred to accommodate the growth of our servicing operations.

Net Gains on Mortgage Loans Held for Sale at Fair Value

We recognized net gains on mortgage loans held for sale at fair value totaling $75.4 million during the quarter ended March 31, 2015, compared to $34.5 million during the quarter ended March 31, 2014.

The increase in net gains on mortgage loans held for sale at fair value during the first quarter of 2015 was due to growth in the volume of mortgage loans that we purchased and originated and subsequently sold along with improvement in production margins compared to the first quarter of 2014. The net gain for the quarters ended March 31, 2015 and 2014 included $67.0 million and $37.5 million, respectively, in fair value of MSRs received as part of proceeds on sales, net of mortgage servicing liabilities incurred.

In addition to more favorable market conditions, we have been able to improve our margins through growth in our consumer direct mortgage loan activities, which generally produce higher margins than correspondent activities. Over recent periods, the margins on correspondent government-insured or guaranteed mortgage loans have tended to be higher than those on conventional correspondent production. Government-insured or guaranteed mortgage lending is not as competitive as conventional conforming mortgage lending due to the added complexity involved in the origination and servicing of government-insured or guaranteed mortgage loans.

Our net gains on mortgage loans held for sale include both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of the MSRs. We also recognize a liability for our estimate of the losses we expect to incur in the future as a result of claims against us in connection with the representations and warranties that we made in the loan sales transactions.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Cash (loss) gain:
Sales proceeds	$2,730	$4,481
Hedging activities	(18,329)	(10,256)
	(15,599)	(5,775)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	69,956	37,514
Mortgage servicing liabilities resulting from mortgage loan sales	(2,928)	—
Excess servicing spread recapture payable to PennyMac Mortgage Investment Trust	(1,289)	(1,898)
Provision for losses relating to representations and warranties on loans sold	(1,495)	(851)
Change in fair value relating to loans and hedging derivatives held at period end:
Interest rate lock commitments	21,991	7,536
Mortgage loans	12,201	7,828
Hedging derivatives	(7,459)	(9,816)
	$75,378	$34,538
During the period:
Unpaid principal balance of mortgage loans sold	$5,508,868	$3,143,566
Interest rate lock commitments issued:
Conventional mortgage loans	$6,009,558	$120,915
Government-insured or guaranteed loans	1,783,767	3,803,678
	$7,793,325	$3,924,593
Period end:
Mortgage loans held for sale at fair value	$1,353,944	$717,476
Commitments to fund and purchase mortgage loans	$3,123,645	$1,202,126

Provision for Losses on Representations and Warranties

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

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, mortgage loan repurchase rates, the severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

During the quarters ended March 31, 2015 and 2014, we recorded provisions for losses under representations and warranties as a component of Net gains on mortgage loans held for sale at fair value totaling $1.5 million and $851,000, respectively. The increase in the first quarter of 2015 was primarily due to an increase in the volume of loan sales activity during the quarter.

Following is a summary of mortgage loan repurchase activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2015	2014
	(in thousands)
During the period:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$1,521	$80
New indemnifications	681	—
Indemnified mortgage loans repurchased	—	—
Less: Indemnified mortgage loans repaid or refinanced	—	—
Mortgage loans indemnified by PFSI at end of period	$2,202	$80
Repurchase activity
Total mortgage loans repurchased by PFSI	$4,490	$1,890
Less: Mortgage loans repurchased by correspondent lenders	520	798
Less: Mortgage loans repaid by borrowers	373	—
Mortgage loans repurchased by PFSI with losses chargeable to liability for representations and warranties	$3,597	$1,092
Losses charged to liability for representations and warranties	$65	$—
Period end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$39,624,553	$26,304,717
Liability for representations and warranties	$14,689	$8,974

During the quarter ended March 31, 2015, we repurchased mortgage loans totaling $4.5 million in UPB. After recovery of repurchase losses from the selling correspondent lenders, we recorded losses of $65,000 as a result of these repurchases. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect the level of repurchase activity to increase.

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, and other external conditions that may change over the lives of the underlying mortgage loans.  Our estimate of the liability for representations and warranties is prepared initially by our credit administration staff. The liability estimate is reviewed and approved by our senior management credit committee which includes PFSI’s chief executive, operating, credit and enterprise risk, mortgage fulfillment, institutional mortgage banking and shared services officers. We did not record any adjustments to previously recorded liabilities for representations and warranties during any of the periods presented.

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

Other Loan Production-Related Revenues

Loan origination fees increased  $9.8 million during the first quarter of 2015 compared to the first quarter in 2014 primarily due to growth in the volume of consumer direct originations and increases in certain fees we charge in our loan production activities.

Fulfillment fees from PMT, which represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans,  are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Fulfillment fees increased  $4.0 million in the first quarter of 2015 compared to the first quarter in 2014,  primarily due to growth in the volume of Agency-eligible mortgage loans we fulfilled on behalf of PMT. Summarized below are our fulfillment fees:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Fulfillment fee revenue	$12,866	$8,902
Unpaid principal balance of loans fulfilled	$2,890,132	$1,919,578
Average fulfillment fee rate (in basis points)	45	46

Net loan servicing fees

Our net loan servicing fees are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Net loan servicing fees:
Loan servicing fees
From non-affiliates	$50,101	$36,100
From PennyMac Mortgage Investment Trust	10,670	14,591
From Investment Funds	968	1,477
Ancillary and other fees	11,185	5,151
	72,924	57,319
Amortization, impairment and change in fair value of mortgage servicing rights	(46,148)	(13,555)
Net loan servicing fees	$26,776	$43,764
Average servicing portfolio	$109,882,352	$80,446,228

Following is a summary of our mortgage loan servicing portfolio:

	March 31, 2015	December 31, 2014
	(in thousands)
Mortgage loans serviced at period end:
Prime servicing:
Owned
Mortgage servicing rights
Originated	$39,203,101	$36,564,434
Acquired	32,782,888	28,126,179
	71,985,989	64,690,613
Mortgage servicing liabilities	421,452	478,581
Mortgage loans held for sale	1,288,744	1,100,910
	73,696,185	66,270,104
Subserviced for Advised Entities	37,138,595	35,416,466
Total prime servicing	110,834,780	101,686,570
Special servicing:
Subserviced for Advised Entities	4,403,831	4,293,479
Total special servicing	4,403,831	4,293,479
Total mortgage loans serviced	$115,238,611	$105,980,049

During the first quarter of 2015, loan servicing fees increased $15.6 million compared to the same period in 2014. The increase during the quarter was primarily due to a  $14.0 million increase in loan servicing fees from non-affiliates resulting from growth in our mortgage loan servicing portfolio due to purchases of MSRs, supplemented with the ongoing sales of mortgage loans with servicing rights retained, and partially offset by the sale of MSRs relating to a portfolio backed by distressed mortgage loans. The increase in loan servicing fees during the first quarter was partially offset by a $4.4 million decrease in loan servicing fees from our Advised Entities due to activity fees relating to a sale of reperforming mortgage loans by PMT during the first quarter of 2014 that did not recur during the first quarter of 2015.

Amortization, impairment and change in fair value of mortgage servicing rights are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Amortization and realization of cash flows	$(24,104)	$(14,539)
Change in fair value and provision for impairment of mortgage servicing rights carried at lower of amortized cost or fair value	(46,701)	(3,377)
	(70,805)	(17,916)
Change in fair value of excess servicing spread	7,536	4,792
Hedging gains (losses)	17,121	(431)
Total amortization, impairment and change in fair value of mortgage servicing rights	$(46,148)	$(13,555)
Mortgage servicing rights at period end:
At lower of amortized cost or fair value	$428,998	$282,144
At fair value	$361,413	246,984
	$790,411	$529,128

Amortization, impairment and change in fair value of mortgage servicing rights increased $32.6 million during the first quarter of 2015 compared to the first quarter of 2014. This increase was primarily due to impairment, reflecting lower interest rates throughout most of the first quarter of 2015 and a reduction by the FHA of the mortgage insurance premium relating to mortgage loans it insures. These factors combined to increase both actual prepayments during the quarter ended March 31, 2015 as well as expectations for higher prepayment speeds at period end. The resulting impairment and fair value change charges were partially offset by an increase in fair value of ESS financing and by hedging gains.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management fee	$5,730	$5,521
Performance incentive fee	1,273	2,553
	7,003	8,074
Investment Funds	1,486	2,035
Total management fees	8,489	10,109
Carried Interest	1,233	2,157
Total management fees and Carried Interest	$9,722	$12,266

Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,542,159	$1,543,282
Investment Funds	413,155	561,638
	$1,955,314	$2,104,920

Management fees from PMT decreased $1.1 million during the first quarter of 2015 compared to the first quarter of 2014 resulting from a decrease in performance incentive fees of $1.3 million due to a decrease in PMT’s net income.

Our incentive fee is based on how much PMT’s return on shareholders’ equity exceeds certain thresholds. Therefore, the decrease in profitability reduced PMT’s return on equity and by extension the performance incentive fee we earned in the first quarter of 2015 as compared to the first quarter of 2014.

Management fees from the Investment Funds decreased  $549,000 during the first quarter of 2015 compared to the first quarter of 2014. The decrease was due to a reduction in the Investment Funds’ net asset values as a result of continued distributions to the Investment Funds’ investors following the end of the Investment Funds’ commitment periods at December 31, 2011, which reduced the investment base on which the management fees are computed.

Carried Interest from Investment Funds decreased $924,000 during the first quarter of 2015 compared to the first quarter of 2014 primarily due to decreases in the Investment Funds’ returns during the first quarter of 2015 compared to the first quarter of 2014.

Other revenues

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in and dividends received from PMT are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Dividends	$92	$44
Change in fair value	15	71
	$107	$115
Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,597	$1,793

Change in fair value of investment in and dividends received from PMT decreased $8,000 during the first quarter of 2015 compared to the first quarter of 2014 as the increase in dividend income was not sufficient to offset a decrease in the gain on our investment in common shares of PMT. We held 75,000 common shares of PMT during each of the quarters ended March 31, 2015 and 2014.

Expenses

Our compensation expense is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Salaries and wages	$35,442	$26,359
Incentive compensation	10,350	7,954
Taxes and benefits	6,725	4,797
Stock and unit-based compensation	5,627	3,776
	$58,144	$42,886

Average headcount	1,907	1,429
Period end headcount	2,047	1,451

Compensation expense increased  $15.3 million during the first quarter of 2015 compared to the first quarter of 2014 primarily due to growth in our workforce to support the growth of our mortgage banking operations.

Servicing expense increased $6.6 million during the first quarter of 2015 compared to the first quarter of 2014 primarily due to growth in our purchased mortgage loan servicing portfolio, which includes large purchases of seasoned government-insured or guaranteed mortgage loans that are subject to nonreimbursable servicing advance losses, and the continuation of our early buyout (“EBO”) program to purchase defaulted loans out of legacy Ginnie Mae pools.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT.  The expense amounts presented in our income statement are net of these allocations.  The amount of total expenses that we allocated to PMT during the first quarter of 2015 remained generally consistent compared to the same period in 2014.

Expense amounts allocated to PMT during the quarters ended March 31, 2015  and 2014 are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Technology	$1,138	$1,053
Occupancy	479	488
Depreciation and amortization	572	489
Other	540	548
Total expenses	$2,729	$2,578

Provision for Income Taxes

For the quarters ended March 31, 2015 and 2014, our effective tax rates were 11.5% and 11.3%, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and short-term investments	$112,307	$97,943
Mortgage loans held for sale at fair value	1,353,944	1,147,884
Servicing advances, net	242,397	228,630
Receivable from affiliates	21,207	26,162
Carried Interest due from Investment Funds	68,531	67,298
Mortgage servicing rights	790,411	730,828
Other assets	269,204	208,380
Total assets	$2,858,001	$2,507,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$1,317,614	$1,113,114
Payable to affiliates	385,190	350,389
Other liabilities	302,361	236,356
Total liabilities	2,005,165	1,699,859
Total stockholders' equity	852,836	807,266
Total liabilities and stockholders' equity	$2,858,001	$2,507,125

Total assets increased  $350.9 million from $2.5 billion at December 31, 2014 to $2.9 billion at March 31, 2015. The increase was primarily due to an increase of $206.1 million in mortgage loans held for sale at fair value and an increase of $59.6 million in MSRs, resulting from growth in our mortgage banking operations and purchases of MSRs.

Total liabilities increased by $305.3 million from $1.7 billion as of December 31, 2014 to $2.0 billion as of March 31, 2015. The increase was primarily attributable to an increase of $169.6 million in mortgage loans sold under agreements to repurchase and an increase of $47.1 million in sales of mortgage loan participation certificates, all to fund growth in our inventory of mortgage loans held for sale at fair value, and an increase of $31.1 million in liabilities relating to the sale of ESS to PMT.

Cash Flows

Our cash flows for the quarters ended March 31, 2015 and 2014 are summarized below:

	Quarter ended March 31,
	2015	2014	Change
	(in thousands)
Cash flow activities:
Operating	$(168,494)	$(170,355)	$1,861
Investing	(58,386)	71,178	(129,564)
Financing	232,656	105,914	126,742
Net cash flows	$5,776	$6,737	$(961)

Our cash flows resulted in a net increase in cash of $5.8 million during the quarter ended March 31, 2015. The increase was due to cash provided by our financing activities exceeding cash used in our operating and investing activities.

Operating activities

Cash used in operating activities totaled $168.5 million and $170.4 million during the quarters ended March 31, 2015 and 2014, respectively, primarily due to the growth of our inventory of mortgage loans held for sale at fair value.

Investing activities

Net cash used in investing activities during the quarter ended March 31, 2015 totaled $58.4 million primarily due to our purchases of MSRs during the period. Net cash provided by investing activities during the quarter ended March 31, 2014 totaled $71.2 million primarily due to the decrease in short-term investments.

Financing activities

Net cash provided by financing activities totaled  $232.7 million and $105.9 million during the quarters ended March 31, 2015 and 2014, respectively, primarily due to increased sales of loans under agreements to repurchase and a mortgage loan participation agreement used to finance the growth in our inventory of mortgage loans held for sale. Cash provided by financing activities also reflects the proceeds received from sales of ESS of $46.4 million and $20.5 million during the quarters ended March 31, 2015 and 2014, respectively, used to finance purchases of government MSRs.

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

Our repurchase agreements represent the sales of mortgage loans together with agreements for us to buy back the mortgage loans at a later date. Our repurchase agreements are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Repurchase agreements outstanding:
Average balance	$616,896	$291,093
Maximum daily balance	$992,187	$567,737

The difference between the maximum and average daily amounts outstanding is due to the effect of variations in the timing and levels of production and sales on mortgage loan inventories during the period.

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

With respect to servicing performed for PMT, PLS is also subject to certain covenants under PMT’s debt agreements. Such covenants in PMT’s debt agreements are equally or less restrictive than the covenants described above.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2015, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of March 31, 2015, we had on-balance sheet contractual obligations of $992.2 million to finance assets under agreements to repurchase and $190.8 million to finance assets under our mortgage loan participation and sale agreement. We also had a contractual obligation of $134.7 million relating to a note payable secured by MSRs. We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Mortgage loans sold under agreements to repurchase	$992,187	$992,187	$—	$—	$—
Mortgage loan participation and sale agreement	190,762	190,762	—	—	—
Note payable	134,665	134,665	—	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	222,309	—	—	—	222,309
Software licenses (2)	19,634	9,817	9,817	—	—
Office leases	17,242	5,630	6,396	3,012	2,204
Total	$1,576,799	$1,333,061	$16,213	$3,012	$224,513

(1)

The ESS payable to PMT does not have a stated contractual maturity. However, its cash flows are not expected to extend beyond the contractual maturities of the mortgage loans underlying these agreements. Such maturities extend beyond five years.

(2)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $490,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 567,000 at March 31, 2015. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the quarter ended March 31, 2015, software license fees totaled $5.1 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2015:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$77,916	July 8, 2015	October 30, 2015
Bank of America, N.A.	$36,407	June 17, 2015	January 30, 2016
Morgan Stanley Bank, N.A.	$10,670	May 17, 2015	June 29, 2015
Citibank, N.A.	$15,519	May 6, 2015	September 7, 2015

Management Agreements

PMT Management Agreement

We externally manage and advise PMT pursuant to a management agreement. Our management agreement with PMT requires us to oversee PMT’s business affairs in conformity with the investment policies that are approved and monitored by its board of trustees. We are responsible for PMT’s day-to-day management and perform such services and activities related to PMT’s assets and operations as may be appropriate. Pursuant to our management agreement, we collect a base management fee and may collect a performance incentive fee.

The management agreement provides that:

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss computed in accordance with U.S. GAAP and certain other non‑cash charges determined after discussions between us and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

“Equity” is the weighted average of the issue price per common share of all of PMT’s public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the four‑quarter period.

The “high watermark” starts at zero and is adjusted quarterly. The quarterly adjustment reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30‑year MBS yield (the “target yield”) for the four quarters then ended. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for us to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then‑current cumulative high watermark amount, and a performance incentive fee is earned.

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

In the event of termination by PMT, we may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by us, in each case during the 24-month period before termination.

Investment Funds Management Agreements

We have investment management agreements with the Investment Funds pursuant to which we receive management fees consisting of base management fees and carried interest. The Investment Funds will continue in existence through December 31, 2016, subject to three one-year extensions by PCM at its discretion, in accordance with the terms of the limited liability company and limited partnership agreements that govern the Investment Funds.

Loan Servicing Agreements

PMT Loan Servicing Agreement

We have a loan servicing agreement with PMT, pursuant to which we provide loan servicing for its portfolio of residential mortgage loans. The servicing agreement provides for servicing fees payable to us based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO.

•

The base servicing fee rates for distressed whole mortgage loans are charged based on a monthly per‑loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or the related underlying real estate. Presently, the base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $125 per month for mortgage loans that are in foreclosure.

•

The base servicing fee rates for non‑distressed mortgage loans subserviced by us on PMT’s behalf are also calculated through a monthly per‑loan dollar amount, with the actual dollar amount for each mortgage loan based on whether the mortgage loan is a fixed‑rate or adjustable‑rate loan. The base servicing fee rates for mortgage loans subserviced on PMT’s behalf are $7.50 per month for fixed‑rate mortgage loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these mortgage loans become delinquent, we are entitled to an additional servicing fee per mortgage loan falling within a range of $10 to $75 per month based on the delinquency, bankruptcy and foreclosure status of the mortgage loan or the related underlying real estate.

•

We are required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because PMT does not have any employees or infrastructure. For these services, we receive a supplemental fee of $25 per month for each distressed whole mortgage loan and $3.25 per month for each non‑distressed subserviced mortgage loan. With respect to non‑distressed subserviced mortgage loans, the supplemental fee is subject to a cap of $700,000 per quarter. We are also entitled to reimbursement for all customary, good faith reasonable and necessary out‑of‑pocket expenses incurred in performance of its servicing obligations.

•

We, on behalf of PMT, currently participate in the Home Affordable Modification Program (“HAMP”) of the U.S. Department of the Treasury and U.S. Department of Housing and Urban Development (“HUD”) (and other similar mortgage loan modification programs). HAMP establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including mortgage loan servicers, for achieving modifications and successfully remaining in the program. The mortgage loan servicing agreement entitles us to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to us under HAMP in connection with a mortgage loan modification for which PMT previously paid us a modification fee, we shall reimburse PMT an amount equal to the incentive payments.

We also remain entitled to market‑based fees and charges including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to loans it services for PMT.

Investment Funds Loan Servicing Agreements

We have also entered into loan servicing agreements with the Investment Funds. Our servicing agreements with the Investment Funds generally provide for fee revenue, which varies depending on the type and quality of the loans being serviced. We are also entitled to certain customary market-based fees and charges. This arrangement was modified, effective January 1, 2012, with respect to one of the Investment Funds. At that time, we settled our accrued servicing fee rebate and amended our servicing agreement with such fund to charge scheduled servicing fees in place of the previous “at cost” servicing arrangement.

Mortgage Banking and Warehouse Services Agreement

We have also entered into a mortgage banking and warehouse services agreement (the “MBWS agreement”), pursuant to which we provide PMT with certain mortgage banking services, including fulfillment and disposition-related services, with respect to loans acquired by PMT from correspondent lenders, and certain  warehouse lending services, including fulfillment and administrative services, with respect to loans financed by PMT for its warehouse lending clients.

The MBWS agreement provides for a fulfillment fee paid to us based on the type of mortgage loan that PMT acquires. The fulfillment fee is equal to a percentage of the UPB of mortgage loans purchased by PMT, with the addition of potential fee rate discounts applicable to PMT’s monthly purchase volume in excess of designated thresholds. We have also agreed to provide such services exclusively for PMT’s benefit, and we and our affiliates are prohibited from providing such services for any other third party.

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

In the event that PMT purchases mortgage loans with an UPB in any month totaling more than $2.5 billion and less than $5 billion, we have agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of UPB in excess of $2.5 billion and (iii) the percentage of the total UPB relating to mortgage loans for which we collected fulfillment fees in such month. In the event PMT purchases mortgage loans with an total UPB in any month greater than $5 billion, we have agreed to further discount the amount of fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.05%, (ii) the amount of UPB in excess of $5 billion and (iii) the percentage of the total UPB relating to mortgage loans for which we collected fulfillment fees in such month.

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the MBWS agreement, we currently purchase loans saleable in accordance with the Ginnie Mae Mortgage‑Backed Securities Guide “as is” and without recourse of any kind to PMT at its cost less fees collected by PMT from the seller, plus accrued interest and a sourcing fee of three basis points.

In consideration for the mortgage banking services provided by us with respect to PMT’s acquisition of mortgage loans under PLS’s early purchase program, we are entitled to fees (i) accruing at a rate equal to $25,000 per year per early purchase facility administered by us, and (ii) in the amount of $50 for each mortgage loan PMT acquires. In consideration for the warehouse services provided by us with respect to mortgage loans that PMT finances for its warehouse lending clients, with respect to each facility, we are entitled to fees (i) accruing at a rate equal to $25,000 per year, and (ii) in the amount of $50 for each mortgage loan that PMT finances thereunder. Where PMT has entered into both an early purchase agreement and a warehouse lending agreement with the same client, we shall only be entitled to one $25,000 per year fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per mortgage loan fee.

The term of the MBWS agreement expires on February 1, 2017, subject to automatic renewal for additional 18‑month periods, unless terminated earlier in accordance with the terms of the agreement.

MSR Recapture Agreement

Pursuant to the terms of a MSR recapture agreement, as amended, if we refinance through our consumer direct business mortgage loans for which PMT previously held the MSRs, we are generally required to transfer and convey to one of PMT’s wholly‑owned subsidiaries, without cost to PMT, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have a total UPB that is not less than 30% of the total UPB of all the mortgage loans so originated.

Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, we may, at our option, pay cash to PMT in an amount equal to such fair market value instead of transferring such MSRs. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18‑month periods.

Spread Acquisition and MSR Servicing Agreements

Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we may sell to PMT or one of its wholly owned subsidiaries the rights to receive certain ESS from MSRs acquired by us from banks and other third party financial institutions. We are generally required to service or subservice the related mortgage loans for the applicable agency or investor. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

To the extent we refinance any of the mortgage loans relating to the ESS sold to PMT, the 2/1/13 Spread Acquisition Agreement contains recapture provisions requiring that we transfer to PMT, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. To the extent the fair value of the aggregate ESS to be transferred for the applicable month is less than $200,000, we may, at our option, pay cash to PMT in an amount equal to such fair value instead of transferring such ESS.

On December 30, 2013, we entered into a second master spread acquisition and MSR servicing agreement with PMT (the “12/30/13 Spread Acquisition Agreement”). The terms of the 12/30/13 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that we only intend to sell ESS relating to Ginnie Mae MSRs under the 12/30/13 Spread Acquisition Agreement.

To the extent we refinance any of the mortgage loans relating to the ESS it sells to PMT, the 12/30/13 Spread Acquisition Agreement also contains recapture provisions requiring that we transfer to PMT, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. However, under the 12/30/13 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the refinanced mortgage loans, we are also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the modified mortgage loans, the 12/30/13 Spread Acquisition Agreement contains provisions that require us to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair value of the aggregate ESS to be transferred for the applicable month is less than $200,000, we may, at our option, pay cash to PMT in an amount equal to such fair value instead of transferring such ESS.

In connection with our entry into the 12/30/13 Spread Acquisition Agreement, we were also required to amend the terms of our loan and security agreement (the “LSA”) with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), pursuant to which we pledged to CSFB all of its rights and interests in the Ginnie Mae MSRs we own or acquire, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and us. Separately, as a condition to permitting us to transfer to PMT the ESS relating to a portion of our pledged Ginnie Mae MSRs, CSFB required PMT to enter into a Security and Subordination Agreement (the “Security Agreement”), pursuant to which PMT pledged to CSFB its rights under the 12/30/13 Spread Acquisition Agreement and its interest in any ESS purchased thereunder. CSFB’s lien on the ESS remains subordinate to the rights and interests of Ginnie Mae pursuant to the provisions of the 12/30/13 Spread Acquisition Agreement and the terms of the acknowledgement agreement.

The Security Agreement permits CSFB to liquidate PMT’s ESS along with the related MSRs to the extent there exists an event of default under the LSA, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of PMT’s credit facilities, that would require us to either (i) repay in full the outstanding loan amount under the LSA or (ii) repurchase the ESS from PMT at fair value. To the extent we are unable to repay the loan under the LSA or repurchase the ESS, an event of default would exist under the LSA, thereby entitling CSFB to liquidate the ESS and the related MSRs. In the event the ESS is liquidated as a result of certain actions or inactions by us, PMT generally would be entitled to seek indemnity from us under the 12/30/13 Spread Acquisition Agreement.

On December 19,  2014,  we entered into a third master spread acquisition and MSR servicing agreement with PMT (the “12/19/14 Spread Acquisition Agreement”).  The terms of the 12/19/14 Spread Acquisition Agreement are substantially similar to the terms of the  2/1/13 Spread Acquisition Agreement,  except that we only intend to sell ESS relating to Freddie Mac MSRs under the 12/19/14 Spread Acquisition Agreement.

To the extent we refinance any of the mortgage loans relating to the ESS we sell to PMT,  the 12/19/14 Spread  Acquisition Agreement also contains recapture provisions requiring that we transfer to PMT,  at  no cost,  the ESS relating to a  certain percentage of the UPB of the newly originated mortgage loans.  To the extent the  fair market value  of the  aggregate ESS to be transferred for the applicable month is  less  than $200,000,  we may,  at our option,  pay cash to PMT in an  amount equal to such fair market  value in lieu of transferring such ESS.

Reimbursement Agreement

In connection with the IPO of PMT’s common shares on August 4, 2009, we entered into an agreement with PMT pursuant to which PMT agreed to reimburse us for the $2.9 million payment that it made to the underwriters in such offering (the “Conditional Reimbursement”) if PMT satisfied certain performance measures over a specified period of time. Effective February 1, 2013, the parties amended the terms of the reimbursement agreement to provide for the reimbursement to us of the Conditional Reimbursement if PMT is required to pay us performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12 month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million.

In the event the termination fee is payable to us under the management agreement and we have not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of March 31, 2015, we were in compliance in all material respects with these covenants.

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

All of PLS’s borrowings discussed above have short-term maturities that expire as follows as of March 31, 2015:

	Outstanding	Committed
Counterparty (1)	Indebtedness (2)	Facility	Maturity Date (3)
	(in thousands)
Bank of America, N.A.	$271,868	$225,000	January 30, 2016
Bank of America, N.A.	$190,762	$250,000	January 30, 2016
Credit Suisse First Boston Mortgage Capital LLC	$498,333	$700,000	October 30, 2015
Credit Suisse First Boston Mortgage Capital LLC	$134,665	$257,000	October 30, 2015
Morgan Stanley Bank, N.A.	$121,986	$125,000	June 29, 2015
Citibank, N.A.	$100,000	$50,000	September 7, 2015

(1)

The borrowings with Bank of America, N.A. (with a committed amount of $225 million), Citibank, N.A. and Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $700 million) are in the form of sales of mortgage loans under agreements to repurchase. The borrowing with Bank of America, N.A. (with a committed amount of $250 million) is in the form of a mortgage loan participation and sale agreement. The borrowing with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $257 million) is in the form of a note payable secured by certain MSRs and loan servicing advances.

(2)	Represents outstanding indebtedness reduced by cash collateral as of March 31, 2015.

(3)	Represents maturity date as of March 31, 2015.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market based risks. The primary market risks that we are exposed to are credit risk, interest rate risk, prepayment risk, inflation risk and market value risk.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of March 31, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$476,157	$456,227	$446,845	$429,144	$420,787	$404,976
Change in fair value:
$	$38,333	$18,403	$9,021	$(8,680)	$(17,037)	$(32,848)
%	8.76%	4.20%	2.06%	(1.98)%	(3.89)%	(7.50)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$475,592	$456,030	$446,766	$429,189	$420,847	$404,987
Change in fair value:
$	$37,768	$18,206	$8,942	$(8,635)	$(16,977)	$(32,837)
%	8.63%	4.16%	2.04%	(1.97)%	(3.88)%	(7.50)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$450,627	$444,226	$441,025	$434,623	$431,422	$425,021
Change in fair value:
$	$12,803	$6,402	$3,201	$(3,201)	$(6,402)	$(12,803)
%	2.92%	1.46%	0.73	(0.73)%	(1.46)%	(2.92)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of March 31, 2015, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$388,455	$374,433	$367,805	$355,246	$349,293	$337,984
Change in fair value:
$	$27,042	$13,020	$6,392	$(6,167)	$(12,120)	$(23,429)
%	7.48%	3.60%	1.77%	(1.71)%	(3.35)%	(6.48)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$397,461	$378,654	$369,851	$353,319	$345,547	$330,894
Change in fair value:
$	$36,048	$17,241	$8,438	$(8,094)	$(15,866)	$(30,519)
%	9.97%	4.77%	2.33%	(2.24)%	(4.39)%	(8.44)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$374,790	$368,102	$364,757	$358,069	$354,725	$348,036
Change in fair value:
$	$13,377	$6,688	$3,344	$(3,344)	$(6,688)	$(13,377)
%	3.70%	1.85%	0.93%	(0.93)%	(1.85)%	(3.70)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our excess servicing spread financing accounted for using the fair value method as of March 31, 2015, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$233,489	$227,762	$225,003	$219,680	$217,113	$212,156
Change in fair value:
$	$11,180	$5,453	$2,693	$(2,629)	$(5,196)	$(10,153)
%	5.03%	2.45%	1.21%	(1.18)%	(2.34)%	(4.57)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$246,010	$233,630	$227,846	$217,006	$211,922	$202,363
Change in fair value:
$	$23,700	$11,320	$5,536	$(5,303)	$(10,387)	$(19,947)
%	10.66%	5.09%	2.49%	(2.39)%	(4.67)%	(8.97)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 63 to 64 of this Report is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of March 31, 2015, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

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

10.9†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Executive Officers.

10.10†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Other Eligible Participants.

10.11†	[Reserved]

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

10.22

Amendment No. 3 to Second Amended and Restated Flow Servicing Agreement, dated as of December 11, 2014, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.23	Amendment No. 4 to Second Amended and Restated Flow Servicing Agreement, dated as of March 31, 2015, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

10.24

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

10.26

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

10.30

Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.31

Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.32	Amendment No. 4 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.

10.33

Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC dated as of December 30, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A as filed with the SEC on March 21, 2014).

10.34

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.35	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.36

Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of April 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.37

Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 1.01 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2014).

10.38

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC.

10.39

Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, by and between PennyMac Mortgage Investment Trust and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.29 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.40

Amended and Restated Flow Servicing Agreement, by and between PNMAC Mortgage Co., LLC and PennyMac Loan Services, LLC, dated August 1, 2010 (incorporated by reference to Exhibit 10.14 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.41

Second Amended and Restated Flow Servicing Agreement, dated as of August 1, 2008, as amended effective as of January 1, 2012, by and between PNMAC Mortgage Opportunity Fund Investors, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.42

Amended and Restated Flow Servicing Agreement, dated as of August 1, 2010, by and between PNMAC Mortgage Opportunity Fund, LP and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.43

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

10.47

Amendment No. 2 to Master Repurchase Agreement, dated as of March 23, 2012, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.48

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

10.51

Amendment No. 6 to Master Repurchase Agreement, dated as of January 31, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 6, 2014).

10.52

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

10.54

Amendment No. 9 to Master Repurchase Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.55

Guaranty, dated as of March 17, 2011, by Private National Mortgage Company, LLC in favor of Bank of America, N.A (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.56

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

10.58

Amendment Number Two to the Master Repurchase Agreement, dated April 17, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.40 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.59

Amendment Number Three to the Master Repurchase Agreement, dated June 25, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.41 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.60

Amendment Number Four to the Master Repurchase Agreement, dated July 25, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.42 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.61

Amendment Number Five to the Master Repurchase Agreement, dated February 5, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.50 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.62

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

10.64

Amendment Number Eight to the Master Repurchase Agreement, dated August 7, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.65

Amendment Number Nine to the Master Repurchase Agreement, dated September 8, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.66

Guaranty Agreement, dated as of June 26, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Citibank, N.A (incorporated by reference to Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.67

Second Amended and Restated Loan and Security Agreement, dated as of March 27, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.68

Amendment No. 1 to Second Amended and Restated Loan Security Agreement, dated as of December 12, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.69

Amendment No. 2 to Second Amended and Restated Loan Security Agreement, dated as of March 22, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.70

Amendment No. 3 to Second Amended and Restated Loan Security Agreement, dated as of December 30, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2014).

10.71

Amendment No. 4 to Second Amended and Restated Loan Security Agreement, dated as of October 31, 2014 among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.66 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.72

Third Amended and Restated Loan and Security Agreement, dated as of March 27, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2015).

10.73	Master Spread Participation Agreement, dated as of March 27, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC.

10.74

Loan and Security Agreement, dated as of April 30, 2015, among PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.75

Amended and Restated Guaranty, dated as of March 27, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 10.67 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.76

Second Amended and Restated Guaranty, dated as of March 27, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2015).

10.77

Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant’s Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

10.78

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 5, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.79

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.80

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

10.82

Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.65 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.83

Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of June 3, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.66 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.84

Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.85

Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of December 23, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.86

Guaranty, dated as of August 14, 2009, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.87

Master Repurchase Agreement, dated as of July 2, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.88

Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.89

Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.63 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.90

Amendment Number Three to the Master Repurchase Agreement, dated as of June 30, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.91

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.92

Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 13, 2014, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.93

Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.84 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.94

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (ii) the Consolidated Statements of Income for the quarters ended March 31, 2015 and March 31, 2014, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2015 and March 31, 2014, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2015 and March 31, 2014 and (v) the Notes to the Consolidated Financial Statements.

*

The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: May 8, 2015	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 8, 2015	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer