Form 10-Q
period 2015-06-30
PENNYMAC FINANCIAL SERVICES, INC.
filed 2015-08-07
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2015
Class A Common Stock, $0.0001 par value	21,792,701
Class B Common Stock, $0.0001 par value	52

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2015

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;
•	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;
•	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;
•	our dependence on U.S. government sponsored entities and changes in their current roles or their guarantees or guidelines;
•	changes to government mortgage modification programs;
•	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;
•	foreclosure delays and changes in foreclosure practices;
•	certain banking regulations that may limit our business activities;
•	our dependence on the multi-family and commercial real estate sectors for future originations and investments in commercial mortgage loans and other commercial real estate related loans;
•	changes in macroeconomic and U.S. real estate market conditions;
•	difficulties inherent in growing loan production volume;
•	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;
•	purchase opportunities for mortgage servicing rights (“MSRs”) and our success in winning bids;
•	changes in prevailing interest rates;

•	increases in loan delinquencies and defaults;
•	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;
•	any required additional capital and liquidity to support business growth that may not be available on acceptable terms, if at all;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2015	2014
	(in thousands, except share data)
ASSETS
Cash	$74,728	$76,256
Short-term investments at fair value	23,577	21,687
Mortgage loans held for sale at fair value (includes $1,369,324 and $976,772 pledged to secure mortgage loans sold under agreements to repurchase; and $202,076 and $148,133 pledged to secure mortgage loan participation and sale agreement)	1,594,262	1,147,884
Derivative assets	43,568	38,457
Servicing advances, net (includes $21,589 and $18,686 valuation allowance)	244,806	228,630
Carried Interest due from Investment Funds	68,713	67,298
Investment in PennyMac Mortgage Investment Trust at fair value	1,307	1,582
Mortgage servicing rights (includes $581,269 and $325,383 at fair value; $536,172 and $392,254 pledged to secure note payable; and $359,102 and $191,166 subject to excess servicing spread financing)	1,135,510	730,828
Furniture, fixtures, equipment and building improvements, net	11,773	11,339
Capitalized software, net	1,250	567
Note receivable from PennyMac Mortgage Investment Trust—secured	52,526	—
Receivable from PennyMac Mortgage Investment Trust	16,245	23,871
Receivable from Investment Funds	2,148	2,291
Deferred tax asset	34,165	46,038
Loans eligible for repurchase	77,529	72,539
Other	48,498	37,419
Total assets	$3,430,605	$2,506,686
LIABILITIES
Mortgage loans sold under agreements to repurchase	$1,263,248	$822,182
Mortgage loan participation and sale agreement	195,959	143,638
Note payable	246,456	146,855
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	359,102	191,166
Derivative liabilities	13,584	6,513
Accounts payable and accrued expenses	84,357	62,715
Mortgage servicing liabilities at fair value	11,791	6,306
Payable to Investment Funds	31,255	35,908
Payable to PennyMac Mortgage Investment Trust	139,699	123,315
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	71,895	75,024
Liability for loans eligible for repurchase	77,529	72,539
Liability for losses under representations and warranties	16,257	13,259
Total liabilities	2,511,132	1,699,420

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 21,790,666 and 21,577,686 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 52 and 54 shares, respectively	—	—
Additional paid-in capital	167,536	162,720
Retained earnings	73,019	51,242
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	240,557	213,964
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	678,916	593,302
Total stockholders' equity	919,473	807,266
Total liabilities and stockholders’ equity	$3,430,605	$2,506,686

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except earnings per share)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$85,411	$42,230	$162,078	$78,666
Recapture payable to PennyMac Mortgage Investment Trust	(1,456)	(2,526)	(2,745)	(4,424)
	83,955	39,704	159,333	74,242
Loan origination fees	24,421	10,345	41,103	17,225
Fulfillment fees from PennyMac Mortgage Investment Trust	15,333	12,433	28,199	21,335
Net loan servicing fees:
Loan servicing fees
From non-affiliates	66,867	43,314	116,968	79,414
From PennyMac Mortgage Investment Trust	12,136	14,180	22,806	28,771
From Investment Funds	153	4,161	1,121	5,638
Ancillary and other fees	11,850	4,838	23,035	9,989
	91,006	66,493	163,930	123,812
Amortization, impairment and change in fair value of mortgage servicing rights	(15,324)	(19,586)	(69,008)	(37,933)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	(7,133)	10,062	403	14,854
	(22,457)	(9,524)	(68,605)	(23,079)
Net loan servicing fees	68,549	56,969	95,325	100,733
Management fees:
From PennyMac Mortgage Investment Trust	5,779	8,912	12,782	16,986
From Investment Funds	1,184	2,086	2,670	4,121
	6,963	10,998	15,452	21,107
Carried Interest from Investment Funds	182	1,834	1,415	3,991
Net interest expense:
Interest income:
To non-affiliates	12,651	6,252	21,584	10,362
To PennyMac Mortgage Investment Trust	533	—	533	—
	13,184	6,252	22,117	10,362
Interest expense:
To non-affiliates	10,531	5,593	18,608	9,117
To PennyMac Mortgage Investment Trust	5,818	3,139	9,570	6,001
	16,349	8,732	28,178	15,118
Net interest expense	(3,165)	(2,480)	(6,061)	(4,756)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(244)	(103)	(137)	12
Other	357	735	2,036	2,038
Total net revenue	196,351	130,435	336,665	235,927
Expenses
Compensation	70,422	46,971	128,566	89,857
Servicing	28,603	11,694	38,338	14,784
Technology	6,490	3,741	11,428	6,564
Loan origination	4,148	1,998	8,499	3,415
Professional services	4,074	2,661	6,907	4,860
Other	7,815	5,323	14,890	9,339
Total expenses	121,552	72,388	208,628	128,819
Income before provision for income taxes	74,799	58,047	128,037	107,108
Provision for income taxes	8,619	6,630	14,733	12,153
Net income	66,180	51,417	113,304	94,955
Less: Net income attributable to noncontrolling interest	53,431	41,799	91,527	77,365
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$12,749	$9,618	$21,777	$17,590

Earnings per share
Basic	$0.59	$0.45	$1.01	$0.84
Diluted	$0.59	$0.45	$1.01	$0.83
Weighted average common shares outstanding
Basic	21,700	21,142	21,647	21,005
Diluted	76,105	75,915	76,063	75,895

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	PennyMac Financial Services, Inc. Stockholders						Noncontrolling
							interest in Private
					Additional		National Mortgage	Total
	Number of shares		Common stock		paid-in	Retained	Acceptance	stockholders'
	Class A	Class B	Class A	Class B	capital	earnings	Company, LLC	equity
	(in thousands)
Balance at December 31, 2013	20,813	—	$2	$—	$153,000	$14,400	$461,802	$629,204
Net income	—	—	—	—	—	17,590	77,365	94,955
Stock and unit-based compensation	32	—	—	—	1,596	—	3,886	5,482
Distributions	—	—	—	—	—	—	(7,731)	(7,731)
Issuance of common stock in settlement of directors' fees	4	—	—	—	74	—	—	74
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	479	—	—	—	4,598	—	(4,598)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	—	—	(291)	—	—	(291)
Balance at June 30, 2014	21,328	—	$2	$—	$158,977	$31,990	$530,724	$721,693

Balance at December 31, 2014	21,578	—	$2	$—	$162,720	$51,242	$593,302	$807,266
Net income	—	—	—	—	—	21,777	91,527	113,304
Stock and unit-based compensation	72	—	—	—	2,452	—	6,146	8,598
Distributions	—	—	—	—	—	—	(9,627)	(9,627)
Issuance of common stock in settlement of directors' fees	8	—	—	—	149	—	—	149
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	133	—	—	—	2,432	—	(2,432)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	—	—	(217)	—	—	(217)
Balance at June 30, 2015	21,791	—	$2	$—	$167,536	$73,019	$678,916	$919,473

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2015	2014
	(in thousands)
Cash flow from operating activities
Net income	$113,304	$94,955
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(159,333)	(74,242)
Accrual of servicing rebate to Investment Funds	1,114	563
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	68,605	23,079
Carried Interest from Investment Funds	(1,415)	(3,991)
Accrual of interest on excess servicing spread financing	9,570	6,001
Amortization of debt issuance costs and commitment fees relating to financing facilities	3,631	2,646
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	275	76
Stock and unit-based compensation expense	8,598	5,482
Provision for servicing advance losses	16,013	—
Depreciation and amortization	911	612
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(13,523,345)	(7,085,859)
Originations of mortgage loans held for sale	(2,052,648)	(728,040)
Purchase of mortgage loans from Ginnie Mae securities for modification and subsequent sale	(531,842)	(679,882)
Capitalization of interest on mortgage loans held for sale at fair value	(4,745)	—
Sale and principal payments of mortgage loans held for sale	15,619,191	8,022,045
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	10,828	—
Repurchase of mortgage loans by PennyMac Mortgage Investment Trust	8,777	—
Repurchase of mortgage loans subject to representations and warranties	(11,567)	(1,784)
Increase in servicing advances	(32,189)	(30,254)
Increase in receivable from Investment Funds	(971)	(2,302)
Decrease in receivable from PennyMac Mortgage Investment Trust	9,175	343
Decrease in deferred tax asset	12,826	10,721
Decrease in payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(4,299)	—
Increase in other assets	(14,282)	(27,005)
Increase in accounts payable and accrued expenses	20,941	24,040
Decrease in payable to Investment Funds	(4,653)	(2,008)
Increase in payable to PennyMac Mortgage Investment Trust	16,120	13,360
Net cash used in operating activities	(421,410)	(431,444)
Cash flow from investing activities
(Increase) decrease in short-term investments	(1,890)	96,191
Advance on note receivable from PennyMac Mortgage Investment Trust—secured	(71,072)	—
Repayment of note receivable from PennyMac Mortgage Investment Trust—secured	18,546	—
Purchase of mortgage servicing rights	(270,133)	(97,644)
Sale of mortgage servicing rights	—	10,881
Settlement of derivative financial instruments used for hedging	(8,293)	7,023
Purchase of furniture, fixtures, equipment and building improvements	(2,277)	(3,054)
Acquisition of capitalized software	(860)	(52)
Decrease (increase) in margin deposits and restricted cash	19,932	(7,733)
Net cash (used in) provided by investing activities	(316,047)	5,612
Cash flow from financing activities
Sale of loans under agreements to repurchase	14,379,136	7,453,139
Repurchase of loans sold under agreements to repurchase	(13,937,711)	(7,099,464)
Issuance of mortgage loan participation certificates	7,937,026	—
Repayment of mortgage loan participation certificates	(7,884,705)	—
Borrowing on note payable	129,012	63,160
Repayment of note payable	(29,411)	—
Issuance of excess servicing spread financing	187,287	73,393
Repayment of excess servicing spread financing	(31,083)	(16,494)
Repayment of leases payable	(5)	—
Payment of debt issuance costs	(3,990)	—
Distribution to Private National Mortgage Acceptance Company, LLC partners	(9,627)	(7,731)
Net cash provided by financing activities	735,929	466,003
Net (decrease) increase in cash	(1,528)	40,171
Cash at beginning of period	76,256	30,639
Cash at end of period	$74,728	$70,810

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

Presently, PCM has management agreements with PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust, PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., both registered under the Investment Company Act of 1940, as amended, an affiliate of these funds, and PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, “Investment Funds”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.”

•

PennyMac Loan Services, LLC (“PLS”)—a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates or the Advised Entities, originates new prime credit quality residential mortgage loans, and engages in other mortgage banking activities for its own account and the account of PMT.

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development and a lender/servicer with the Veterans Administration and U.S. Department of Agriculture. We refer to each of Fannie Mae, Freddie Mac and Ginnie Mae as an “Agency” and collectively the “Agencies.”

•

PNMAC Opportunity Fund Associates, LLC (“PMOFA”)—a Delaware limited liability company and the general partner of PNMAC Mortgage Opportunity Fund, L.P. PMOFA is entitled to incentive fees representing allocations of profits (“Carried Interest”) from PNMAC Mortgage Opportunity Fund, L.P..

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Reclassification of previously presented balances

In April of 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.

ASU 2015-03 specifies that its adoption be made on a retrospective basis. Accordingly, the Company has reclassified its debt issuance costs from Other assets as previously presented to Mortgage loans sold under agreements to repurchase to conform its December 31, 2014 balance sheet to the current presentation. The adoption of ASU 2015-03 did not result in changes to the Company’s previously presented consolidated statements of income or consolidated statements of cash flows.

Following is a summary of the balance sheet reclassifications:

	December 31, 2014
	As reported	As previously reported	Reclassification
	(in thousands)
Assets:
Other	$37,419	$37,858	$(439)
Total assets	$2,506,686	$2,507,125	$(439)
Liabilities:
Mortgage loans sold under agreements to repurchase	$822,182	$822,621	$(439)
Total liabilities	$1,699,420	$1,699,859	$(439)
Total liabilities and stockholders' equity	$2,506,686	$2,507,125	$(439)

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees charged to these entities (generally comprised of fulfillment fees, loan servicing fees, management fees and Carried Interest) totaled 10% and 37% of total net revenues for the quarters ended June 30, 2015 and 2014, respectively, and 17% and 36% for the six months ended June 30, 2015 and 2014, respectively.

Note 3—Transactions with Affiliates

Transactions with PMT

Correspondent Production

Following is a summary of mortgage lending and sourcing activity between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fulfillment fee revenue	$15,333	$12,433	$28,199	$21,335
Unpaid principal balance of loans fulfilled for PennyMac Mortgage Investment Trust	$3,579,078	$2,991,764	$6,469,210	$4,911,342

Sourcing fees paid	$2,427	$1,125	$3,848	$2,017
Unpaid principal balance of loans purchased from PennyMac Mortgage Investment Trust	$8,082,764	$3,748,874	$12,818,138	$6,722,951

Proceeds from sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	$2,423	$1,985	$10,828	$1,985
Tax service fee receivable from PennyMac Mortgage Investment Trust	$1,113	$684	$2,002	$1,050
Mortgage servicing rights recapture recognized	$—	$1	$—	$9

Mortgage Loan Servicing

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Loan servicing fees relating to PennyMac Mortgage Investment Trust:
Mortgage loans acquired for sale at fair value:
Base and supplemental	$42	$29	$68	$46
Activity-based	59	51	90	77
	101	80	158	123
Mortgage loans at fair value:
Base and supplemental	4,183	4,975	8,215	9,941
Activity-based	3,093	5,746	5,987	12,132
	7,276	10,721	14,202	22,073
Mortgage servicing rights:
Base and supplemental	4,654	3,323	8,310	6,471
Activity-based	105	56	136	104
	4,759	3,379	8,446	6,575
	$12,136	$14,180	$22,806	$28,771

Management Fees

Following is a summary of the management fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Management fees:
Base	$5,709	$5,838	$11,439	$11,359
Performance incentive	70	3,074	1,343	5,627
	$5,779	$8,912	$12,782	$16,986

In the event of termination of the management agreement by PMT, the Company may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by the Company, in each case during the 24-month period before termination.

Investing and Financing Activities

Following is a summary of investing and financing activity between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Issuance of excess servicing spread	$140,875	$52,867	$187,287	$73,393
Repayment of excess servicing spread	$18,352	$9,081	$31,083	$16,494
Change in fair value of excess servicing spread (gain) loss	$(7,133)	$10,062	$403	$14,854
Interest expense from excess servicing spread	$5,818	$3,139	$9,570	$6,001
Excess servicing spread recapture recognized	$1,456	$2,525	$2,745	$4,415
Advance on note receivable from PennyMac Mortgage Investment Trust	$71,072	$—	$71,072	$—
Repayment of note receivable from PennyMac Mortgage Investment Trust	$18,546	$—	$18,546	$—
Interest income on note receivable from PennyMac Mortgage Investment Trust	$535	$—	$535	$—

On April 30, 2015, the Company entered into an amendment to its Third Amended and Restated Loan and Security Agreement, dated as of March 27, 2015, pursuant to which it may finance certain of its mortgage servicing rights (“MSRs”) and servicing advance receivables with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) (the “Loan and Security Agreement”).

Under the terms of the amendment, the maximum loan amount under the Loan and Security Agreement was increased from $257 million to $407 million. The $150 million increase was implemented for the purpose of facilitating the financing of excess servicing spread (“ESS”) by PMT. The aggregate loan amount outstanding under the Loan and Security Agreement and relating to advances outstanding with PMT is guaranteed in full by PMT.

In connection with the amendment to the Loan and Security Agreement, the Company and PMT entered into an underlying loan and security agreement, dated as of April 30, 2015, pursuant to which PMT may borrow up to $150 million from the Company for the purpose of financing ESS.

The principal amount of the borrowings under the Loan and Security Agreement is based upon a percentage of the market value of the ESS pledged by PMT, subject to the maximum loan amount described above. Pursuant to the underlying loan and security agreement, PMT granted to the Company a security interest in all of its right, title and interest in, to and under the ESS pledged to secure loans.

The Company and PMT have agreed that PMT is required to repay the Company the principal amount of such borrowings plus accrued interest to the date of such repayment, and the Company is required to repay CSFB the corresponding amount under the Loan and Security Agreement. PMT is also required to pay the Company a fee for the structuring of the Loan and Security Agreement in an amount equal to the portion of the corresponding fee paid by the Company to CSFB under the Loan and Security Agreement and allocable to the increase in the maximum loan amount resulting from the ESS financing.

The note matures on October 30, 2015 and interest accrues at a rate based on the lender’s cost of funds. As of June 30, 2015, $52.5 million of principal and interest was outstanding and included in Note receivable from PennyMac Mortgage Investment Trust—secured on the accompanying consolidated balance sheets.

Other Transactions

In connection with the initial public offering (“IPO”) of PMT’s common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse PennyMac for the $2.9 million payment that it made to the underwriters in such offering (the “Conditional Reimbursement”) if PMT satisfied certain performance measures over a specified period of time. Effective February 1, 2013, the parties amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12 month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company received payments from PMT totaling $73,000 and $230,000 for the quarter and six months ended June 30, 2015, respectively, and $0 and $36,000 during the quarter and six months ended June 30, 2014, respectively.

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

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company (1)	$2,702	$2,691	$5,431	$5,269
Expenses incurred on PMT's behalf	83	104	462	549
	$2,785	$2,795	$5,893	$5,818
Payments and settlements during the period (2)	$24,114	$22,968	$46,866	$41,354

(1)

For the quarter ended June 30, 2015, in accordance with the terms of its management agreement with PMT,  the Company provided PMT a discretionary waiver of $700,000 of overhead expenses otherwise allocable to PMT.

(2)

Payments and settlements include payments for loan servicing fees, management fees, investment activities, financing activities and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from PMT are summarized below:

	June 30,	December 31,
	2015	2014
	(in thousands)
Management fees	$5,779	$8,426
Allocated expenses	5,893	7,087
Servicing fees	3,666	3,385
Conditional Reimbursement	907	1,137
Unsettled excess servicing spread issuance	—	3,836
	$16,245	$23,871

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest as of June 30, 2015 and December 31, 2014. The common shares of beneficial interest had fair values of $1.3 million and $1.6 million as of June 30, 2015 and December 31, 2014, respectively.

Of the $139.7 million payable to PMT as of June 30, 2015, $130.4 million represents deposits made by PMT to fund servicing advances made by the Company, $8.7 million represents other expenses and unsettled ESS financing activity, and $640,000 represents MSR recapture payable to PMT.

Of the $123.3 million payable to PMT as of December 31, 2014, $116.7 million represents deposits made by PMT to fund servicing advances made by the Company, $6.2 million represents other expenses and unsettled ESS financing activity, and $460,000 represents MSR recapture payable to PMT.

Investment Funds

Amounts due from the Investment Funds are summarized below:

	June 30,	December 31,
	2015	2014
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$41,240	$40,771
PNMAC Mortgage Opportunity Fund Investors, LLC	27,473	26,527
	$68,713	$67,298
Receivable from Investment Funds:
Management fees	$1,180	$1,596
Loan servicing rebate	526	189
Loan servicing fees	308	476
Expense reimbursements	134	30
	$2,148	$2,291

Amounts due to the Investment Funds totaling $31.3 million and $35.9 million represent amounts advanced by the Investment Funds to fund servicing advances made by the Company as of June 30, 2015 and December 31, 2014, respectively.

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by PFSI to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $71.9 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2015. The Company made payments under the tax receivable agreement totaling $0 and $4.3 million during the quarter and six months ended June 30, 2015.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$12,749	$9,618	$21,777	$17,590
Weighted average shares of common stock outstanding	21,700	21,142	21,647	21,005
Basic earnings per share of common stock	$0.59	$0.45	$1.01	$0.84

Diluted earnings per share of common stock:
Net income	$12,749	$9,618	$21,777	$17,590
Effect of net income attributable to noncontrolling interest, net of income taxes	31,925	24,743	54,688	45,754
Diluted net income attributable to common stockholders	$44,674	$34,361	$76,465	$63,344
Weighted average shares of common stock outstanding	21,700	21,142	21,647	21,005
Dilutive shares:
PennyMac Class A units exchangeable to common stock	53,620	53,509	53,592	53,609
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	650	1,216	714	1,247
Shares issuable under stock-based compensation plans	135	48	110	34
Diluted weighted average shares of common stock outstanding	76,105	75,915	76,063	75,895
Diluted earnings per share of common stock	$0.59	$0.45	$1.01	$0.83

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans in the form of loan servicing arrangements and a liability for representations and warranties it makes to purchases and insurers of the mortgage loans as well as unpaid principal balance information at period end.

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cash flows:
Sales proceeds	$9,853,346	$4,729,647	$15,619,191	$8,022,045
Servicing fees received	$35,317	$25,282	$69,312	$47,466
Net servicing advance recoveries	$(5,248)	$(3,730)	$(8,955)	$(4,338)
Period end information:
Unpaid principal balance of mortgage loans outstanding at end of period	$44,794,166	$29,546,095
Delinquencies:
30-89 days	$1,030,350	$543,347
90 days or more or in foreclosure or bankruptcy	$293,284	$120,560

The unpaid principal balance (“UPB”) of the Company’s mortgage servicing portfolio is summarized as follows:

	June 30, 2015
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$91,497,836	$—	$91,497,836
Affiliated entities	—	43,145,707	43,145,707
Mortgage loans held for sale	1,526,779	—	1,526,779
	$93,024,615	$43,145,707	$136,170,322
Amount subserviced for the Company (1)	$—	$21,388	$21,388
Delinquent mortgage loans:
30 days	$2,027,394	$315,422	$2,342,816
60 days	625,385	147,600	772,985
90 days or more
Not in foreclosure	923,790	986,192	1,909,982
In foreclosure	479,039	1,405,262	1,884,301
Foreclosed	23,321	547,110	570,431
	$4,078,929	$3,401,586	$7,480,515
Custodial funds managed by the Company (2)	$2,724,892	$586,848	$3,311,740

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Mortgage loans are subserviced for the Company on a transitional basis for loans where the Company has obtained the rights to service the loans but servicing of the loans has not yet been transferred to the Company’s servicing system.

(2)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the mortgage loans investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

	December 31, 2014
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$65,169,194	$—	$65,169,194
Affiliated entities	—	39,709,945	39,709,945
Mortgage loans held for sale	1,100,910	—	1,100,910
	$66,270,104	$39,709,945	$105,980,049
Amount subserviced for the Company (1)	$—	$330,768	$330,768
Delinquent mortgage loans:
30 days	$1,372,915	$302,091	$1,675,006
60 days	434,428	135,777	570,205
90 days or more
Not in foreclosure	779,129	1,057,973	1,837,102
In foreclosure	422,330	1,544,762	1,967,092
Foreclosed	32,444	533,067	565,511
	$3,041,246	3,573,670	$6,614,916
Custodial funds managed by the Company (2)	$1,522,295	$388,498	$1,910,793

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Mortgage loans are subserviced for the Company on a transitional basis for loans where the Company has obtained the rights to service the loans but servicing of the loans has not yet been transferred to the Company’s servicing system.

(2)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the mortgage loans investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of mortgage loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	June 30,	December 31,
State	2015	2014
	(in thousands)
California	$35,872,153	$33,751,630
Texas	9,624,745	6,954,778
Virginia	7,979,310	6,360,171
Florida	7,743,502	5,573,215
Maryland	4,941,871	*
Washington	*	3,830,587
All other states	70,008,741	49,509,668
	$136,170,322	$105,980,049

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

Following are summaries of derivative assets and related netting amounts.

Offsetting of Derivative Assets

	June 30, 2015			December 31, 2014
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset	of assets	amount of	offset	of assets
	recognized	in the	in the	recognized	in the	in the
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
Forward purchase contracts	$7,048	$—	$7,048	$9,060	$—	$9,060
Forward sale contracts	26,652	—	26,652	320	—	320
MBS put options	1,426	—	1,426	476	—	476
MBS call options	253	—	253	—	—	—
Put options on interest rate futures purchase contracts	2,165	—	2,165	862	—	862
Call options on interest rate futures purchase contracts	3,031	—	3,031	2,193	—	2,193
Netting	—	(31,378)	(31,378)	—	(7,807)	(7,807)
	40,575	(31,378)	9,197	12,911	(7,807)	5,104
Derivatives not subject to master netting arrangements - IRLCs	34,371	—	34,371	33,353	—	33,353
	$74,946	$(31,378)	$43,568	$46,264	$(7,807)	$38,457

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	June 30, 2015				December 31, 2014
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets		Cash		of assets		Cash
	in the	Financial	collateral	Net	in the	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$34,371	$—	$—	$34,371	$33,353	$—	$—	$33,353
RJ O'Brien	3,810	—	—	3,810	2,005	—	—	2,005
Bank of Oklahoma	1,303	—	—	1,303	—	—	—	—
Jefferies & Co.	1,201	—	—	1,201	764	—	—	764
Bank of America, N.A.	1,093	—	—	1,093	—	—	—	—
JP Morgan	565	—	—	565	526	—	—	526
Citibank, N.A.	441	—	—	441	—	—	—	—
Others	784	—	—	784	1,809	—	—	1,809
	$43,568	$—	$—	$43,568	$38,457	$—	$—	$38,457

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The mortgage loans sold under agreements to repurchase do not qualify for netting.

	June 30, 2015			December 31, 2014
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives subject to a master netting arrangement:
Forward purchase contracts	$14,316	$—	$14,316	$141	$—	$141
Forward sale contracts	7,093	—	7,093	16,110	—	16,110
Put options on interest rate futures sale contracts	—	—	—	8	—	8
Netting	—	(14,459)	(14,459)	—	(10,698)	(10,698)
	21,409	(14,459)	6,950	16,259	(10,698)	5,561
Derivatives not subject to a master netting arrangement - IRLCs	6,634	—	6,634	952	—	952
Total derivatives	28,043	(14,459)	13,584	17,211	(10,698)	6,513
Mortgage loans sold under agreements to repurchase:
Amount outstanding	1,264,046	—	1,264,046	822,621	—	822,621
Unamortized debt issuance costs	(798)	—	(798)	(439)	—	(439)
	1,263,248	—	1,263,248	822,182	—	822,182
	$1,291,291	$(14,459)	$1,276,832	$839,393	$(10,698)	$828,695

Derivative Liabilities, Financial Liabilities, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and mortgage loans sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not qualify under the accounting guidance for netting. All assets sold under agreements to repurchase are secured by sufficient collateral or have fair value that exceeds the liability amount recorded on the consolidated balance sheets.

	June 30, 2015				December 31, 2014
		Gross amount				Gross amount
		not offset in the				not offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of liabilities				of liabilities
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$6,634	$—	$—	$6,634	$952	$—	$—	$952
Credit Suisse First Boston Mortgage Capital LLC	491,115	(488,906)	—	2,209	464,737	(463,541)	—	1,196
Bank of America, N.A.	488,048	(488,048)	—	—	236,909	(236,771)	—	138
Morgan Stanley Bank, N.A.	192,091	(191,268)	—	823	122,148	(122,031)	—	117
Citibank, N.A.	95,824	(95,824)	—	—	699	(278)	—	421
Bank of New York Mellon	2,803	—	—	2,803	1,552	—	—	1,552
Others	1,115	—	—	1,115	2,137	—	—	2,137
	$1,277,630	$(1,264,046)	$—	$13,584	$829,134	$(822,621)	$—	$6,513

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets,  its originated MSRs relating to loans with initial interest rates of more than 4.5% and MSRs purchased subject to ESS financing to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSR’s fair value risk.

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

During the quarters and six months ended June 30, 2015 and 2014, derivatives were used to hedge the fair value changes of the MSRs.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$23,577	$—	$—	$23,577
Mortgage loans held for sale at fair value	—	1,560,177	34,085	1,594,262
Derivative assets:
Interest rate lock commitments	—	—	34,371	34,371
Forward purchase contracts	—	7,048	—	7,048
Forward sales contracts	—	26,652	—	26,652
MBS put options	—	1,426	—	1,426
MBS call options	—	253	—	253
Put options on interest rate futures purchase contracts	2,165	—	—	2,165
Call options on interest rate futures purchase contracts	3,031	—	—	3,031
Total derivative assets before netting	5,196	35,379	34,371	74,946
Netting (1)	—	—	—	(31,378)
Total derivative assets	5,196	35,379	34,371	43,568
Investment in PennyMac Mortgage Investment Trust	1,307	—	—	1,307
Mortgage servicing rights at fair value	—	—	581,269	581,269
	$30,080	$1,595,556	$649,725	$2,243,983
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$359,102	$359,102
Derivative liabilities:
Interest rate lock commitments	—	—	6,634	6,634
Forward purchase contracts	—	14,316	—	14,316
Forward sales contracts	—	7,093	—	7,093
Total derivative liabilities before netting	—	21,409	6,634	28,043
Netting (1)	—	—	—	(14,459)
Total derivative liabilities	—	21,409	6,634	13,584
Mortgage servicing liabilities	—	—	11,791	11,791
	$—	$21,409	$377,527	$384,477

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

As shown above, certain of the Company’s mortgage loans held for sale, IRLCs, MSRs at fair value, mortgage servicing liabilities and ESS financing at fair value are measured using Level 3 inputs. Following are roll forwards of these items for the quarters and six months ended June 30, 2015 and 2014:

	Quarter ended June 30, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, March 31, 2015	$83,684	$54,392	$361,413	$499,489
Purchases	400,705	—	206,996	607,701
Sales	(386,586)	—	—	(386,586)
Repayments	(11,610)	—	—	(11,610)
Interest rate lock commitments issued, net	—	61,365	—	61,365
Mortgage servicing rights resulting from mortgage loan sales	—	—	3,443	3,443
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	1,739	—	—	1,739
Other factors	746	(10,245)	9,417	(82)
	2,485	(10,245)	9,417	1,657
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(54,593)	—	—	(54,593)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(77,775)	—	(77,775)
Balance, June 30, 2015	$34,085	$27,737	$581,269	$643,091
Changes in fair value recognized during the period relating to assets still held at June 30, 2015	$481	$(10,245)	$9,417	$(347)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Quarter ended June 30, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, March 31, 2015	$222,309	$6,529	$228,838
Issuance of excess servicing spread financing	140,875	—	140,875
Mortgage servicing liabilities resulting from mortgage loan sales	—	9,156	9,156
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,319	—	1,319
Accrual of interest on excess servicing spread	5,818	—	5,818
Repayments	(18,352)	—	(18,352)
Changes in fair value included in income	7,133	(3,894)	3,239
Balance, June 30, 2015	$359,102	$11,791	$370,893
Changes in fair value recognized during the period relating to liabilities still held at June 30, 2015	$7,133	$(3,894)	$3,239

	Quarter ended June 30, 2014
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, March 31, 2014	$3,985	$14,297	$246,984	$265,266
Purchases	679,882	—	71,778	751,660
Repayments	(15,033)	—	—	(15,033)
Interest rate lock commitments issued, net	—	46,394	—	46,394
Mortgage servicing rights resulting from mortgage loan sales	—	—	7,333	7,333
Sales	(407,133)	—	(10,881)	(418,014)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	(2,789)	14,126	(6,615)	4,722
	(2,789)	14,126	(6,615)	4,722
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(4,256)	—	—	(4,256)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(45,067)	—	(45,067)
Balance, June 30, 2014	$254,656	$29,750	$308,599	$593,005
Changes in fair value recognized during the period relating to assets still held at June 30, 2014	$(2,789)	$29,750	$(6,615)	$20,346

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Quarter ended June 30, 2014
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, March 31, 2014	$151,019	$—	$151,019
Issuance of excess servicing spread financing	52,867	—	52,867
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment	2,362	—	2,362
Accrual of interest on excess servicing spread	3,139	—	3,139
Repayments	(9,081)	—	(9,081)
Changes in fair value included in income	(10,062)	5,821	(4,241)
Balance, June 30, 2014	$190,244	$5,821	$196,065
Changes in fair value recognized during the period relating to liabilities still held at June 30, 2014	$(10,062)	$5,821	$(4,241)

	Six months ended June 30, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2014	$209,908	$32,401	$325,383	$567,692
Purchases	466,285	—	270,133	736,418
Sales	(511,854)	—	—	(511,854)
Repayments	(20,002)	—	—	(20,002)
Interest rate lock commitments issued, net	—	144,145	—	144,145
Mortgage servicing rights resulting from mortgage loan sales	—	—	6,118	6,118
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	4,054	—	—	4,054
Other factors	(791)	(10,292)	(20,365)	(31,448)
	3,263	(10,292)	(20,365)	(27,394)
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(113,515)	—	—	(113,515)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(138,517)	—	(138,517)
Balance, June 30, 2015	$34,085	$27,737	$581,269	$643,091
Changes in fair value recognized during the period relating to assets still held at June 30, 2015	$906	$(10,292)	$(20,365)	$(29,751)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Six months ended June 30, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2014	$191,166	$6,306	$197,472
Issuance of excess servicing spread financing	187,287	—	187,287
Mortgage servicing liabilities resulting from mortgage loan sales	—	12,084	12,084
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,565	—	2,565
Accrual of interest on excess servicing spread	9,570	—	9,570
Repayments	(31,083)	—	(31,083)
Changes in fair value included in income	(403)	(6,599)	(7,002)
Balance, June 30, 2015	$359,102	$11,791	$370,893
Changes in fair value recognized during the year relating to liabilities still held at June 30, 2015	$(403)	$(6,599)	$(7,002)

	Six months ended June 30, 2014
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance December 31, 2013	$3,933	$6,761	$224,913	$235,607
Purchases	679,882	—	97,644	777,526
Repayments	(15,047)	—	—	(15,047)
Interest rate lock commitments issued, net	—	82,832	—	82,832
Mortgage servicing rights resulting from mortgage loan sales	—	—	14,266	14,266
Sales	(407,133)	—	(10,881)	(418,014)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	(2,723)	19,479	(17,343)	(587)
	(2,723)	19,479	(17,343)	(587)
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(4,256)	—	—	(4,256)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(79,322)	—	(79,322)
Balance, June 30, 2014	$254,656	$29,750	$308,599	$593,005
Changes in fair value recognized during the period relating to assets still held at June 30, 2014	$(2,723)	$29,750	$(17,343)	$9,684

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Six months ended June 30, 2014
	Excess	Mortgage
	servicing spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance December 31, 2013	$138,723	$—	$138,723
Issuance of excess servicing spread financing	73,393	—	73,393
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	3,475	—	3,475
Accrual of interest on excess servicing spread financing	6,001	—	6,001
Repayments	(16,494)	—	(16,494)
Changes in fair value included in income	(14,854)	5,821	(9,033)
Balance, June 30, 2014	$190,244	$5,821	$196,065
Changes in fair value recognized during the period relating to liabilities still held at June 30, 2014	$(14,854)	$5,821	$(9,033)

The information used in the preceding roll forwards represents activity for any financial statement items identified as using Level 3 significant inputs at either the beginning or the end of the periods presented. The Company had transfers among the levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain mortgage loans held for sale. Such loans became saleable into the active secondary market due to curing of the loans’ defects through borrower reperformance, modification of the loan or resolution of deficiencies contained in the borrowers’ credit file.

Net changes in fair values included in income for financial statement items carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended June 30,
	2015			2014
	Net gains on			Net gains on
	mortgage			mortgage
	loans held	Net loan		loans held	Net loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$68,503	$—	$68,503	$67,993	$—	$67,993
Mortgage servicing rights at fair value	—	9,417	9,417	—	(6,615)	(6,615)
	$68,503	$9,417	$77,920	$67,993	$(6,615)	$61,378
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$(7,133)	$(7,133)	$—	$10,062	$10,062
Mortgage servicing liabilities at fair value	—	3,894	3,894	—	(5,821)	(5,821)
	$—	$(3,239)	$(3,239)	$—	$4,241	$4,241

	Six months ended June 30,
	2015			2014
	Net gains on			Net gains on
	mortgage			mortgage
	loans held	Net		loans held	Net
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$149,817	$—	$149,817	$117,895	$—	$117,895
Mortgage servicing rights at fair value	—	(20,365)	(20,365)	—	(17,343)	(17,343)
	$149,817	$(20,365)	$129,452	$117,895	$(17,343)	$100,552
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$403	$403	$—	$14,854	$14,854
Mortgage servicing liabilities at fair value	—	6,599	6,599	—	(5,821)	(5,821)
	$—	$7,002	$7,002	$—	$9,033	$9,033

Following are the fair value and related principal amounts due upon maturity of loans, long-term receivables and long-term debt instruments with contractual principal amounts accounted for under the fair value option:

	June 30, 2015
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$1,575,185	$1,503,666	$71,519
90 days or more delinquent:
Not in foreclosure	15,696	15,819	(123)
In foreclosure	3,381	3,922	(541)
	$1,594,262	$1,523,407	$70,855

	December 31, 2014
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$950,697	$894,924	$55,773
90 days or more delinquent:
Not in foreclosure	126,171	128,533	(2,362)
In foreclosure	71,016	72,039	(1,023)
	$1,147,884	$1,095,496	$52,388

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were remeasured at fair value on a nonrecurring basis during the periods presented:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$159,119	$159,119
	$—	$—	$159,119	$159,119

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$139,505	$139,505
	$—	$—	$139,505	$139,505

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$13,566	$(3,786)	$(18,126)	$(4,207)
	$13,566	$(3,786)	$(18,126)	$(4,207)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as its Carried Interest due from Investment Funds,  Note receivable from PennyMac Mortgage Investment Trust—secured,  Mortgage loans sold under agreements to repurchase,  Mortgage loan participation and sale agreement,  Note payable, and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

Cash is measured using a “Level 1” input.

Management has concluded that the carrying value of the Carried Interest due from Investment Funds approximates its fair value as the balance represents the amount distributable to the Company at the balance sheet date assuming liquidation of the Investment Funds.

The Company’s Note receivable from PennyMac Mortgage Investment Trust,  Mortgage loans sold under agreements to repurchase,  Mortgage loan participation and sale agreement and Note payable are carried at amortized cost. These borrowings do not have observable inputs and fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of June 30, 2015 and December 31, 2014 due to the lack of observable inputs to estimate the fair value. Management has concluded that the fair value of these financial statement items approximates their carrying values due to their short terms and variable interest rates.

The Company also carries the receivables from and payables to the Advised Entities at cost. Management has concluded that the fair value of such balances approximates their carrying values due to the short terms of such balances.

Valuation Techniques and Assumptions

Most of the Company’s financial assets, a portion of its MSRs and its ESS liability are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs and ESS are “Level 3” financial statement items which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” financial statement items, management has assigned the responsibility for estimating the fair value of these items to specialized staff and subjects the valuation process to significant executive management oversight. The Company’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” financial statement items other than IRLCs and maintaining its valuation policies and procedures.

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

With respect to IRLCs, the Company has assigned responsibility for developing fair values to its Capital Markets Risk Management staff. The fair values developed by the Capital Markets Risk Management staff are submitted to the Company’s senior management Secondary Marketing Working Group. The Company’s Secondary Marketing Working Group includes PFSI’s chief executive, operating, institutional mortgage banking, capital markets, asset/liability management, portfolio risk and capital markets operations officers.

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

Following is a quantitative summary of key “Level 3” inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	June 30, 2015	December 31, 2014
Discount rate
Range	2.3% – 9.4%	2.3% – 9.6%
Weighted average	3.2%	2.4%
Twelve-month projected housing price index change
Range	3.5% – 5.9%	4.2% – 5.4%
Weighted average	3.9%	4.5%
Prepayment/resale speed (1)
Range	1.4% – 19.1%	1.3% – 15.5%
Weighted average	16.2%	15.1%
Total prepayment speed (2)
Range	1.4% – 35.5%	2.1% – 38.1%
Weighted average	28.9%	35.7%

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for loans that have decreased in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	June 30, 2015	December 31, 2014
Pull-through rate
Range	51.5% – 100.0%	55.4% – 99.9%
Weighted average	92.8%	85.5%
Mortgage servicing rights value expressed as:
Servicing fee multiple
Range	1.2 – 5.1	2.0 – 5.0
Weighted average	4.0	3.7
Percentage of unpaid principal balance
Range	0.2% – 3.7%	0.4% – 3.1%
Weighted average	1.4%	1.2%

Hedging Derivatives

The remaining derivative financial instruments held or issued by the Company are categorized as “Level 1” or “Level 2” financial statement items. For “Level 1” fair value derivative financial instruments, the Company determines fair value with reference to the respective derivatives’ quoted prices. For “Level 2” fair value derivative financial instruments, the Company estimates the fair value of commitments to sell or purchase loans based on observable MBS prices. The Company estimates the fair value of MBS options based on observed interest rate volatilities in the MBS market. Changes in fair value of IRLCs and hedging derivatives are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended June 30,
	2015		2014
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$3,443	$125,561	$7,333	$42,327
Unpaid principal balance of underlying mortgage loans	$280,613	$8,762,024	$600,196	$3,550,411
Weighted average servicing fee rate (in basis points)	34	36	33	30
Key inputs:
Pricing spread (1)
Range	7.0% – 13.4%	6.8% – 15.7%	8.3% – 16.2%	6.8% – 15.2%
Weighted average	9.9%	9.0%	11.5%	10.9%
Annual total prepayment speed (2)
Range	7.7% – 46.0%	7.7% – 34.0%	7.6% – 25.0%	7.6% – 43.6%
Weighted average	10.2%	8.3%	8.8%	8.2%
Life (in years)
Range	1.5 – 7.3	2.1 – 7.3	2.1 – 7.5	1.5 – 7.3
Weighted average	6.6	7.0	7.0	7.1
Per-loan annual cost of servicing
Range	$59 – $82	$59 – $82	$53 – $100	$53 – $100
Weighted average	$74	$75	$88	$90

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)	Prepayment speed is measured using Life Total CPR.

	Six months ended June 30,
	2015		2014
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$6,118	$192,842	$14,266	$72,908
Unpaid principal balance of underlying mortgage loans	$522,130	$13,899,109	$1,111,663	$6,174,010
Weighted average servicing fee rate (in basis points)	33	35	33	30
Key inputs:
Pricing spread (1)
Range	7.0% – 14.4%	6.8% – 15.9%	8.3% – 16.2%	6.8% – 15.2%
Weighted average	10.3%	9.3%	11.3%	10.7%
Annual total prepayment speed (2)
Range	7.7% – 62.4%	7.6% – 39.4%	7.6% – 25.0%	7.6% – 45.3%
Weighted average	11.0%	8.5%	8.7%	8.1%
Life (in years)
Range	1.1 – 7.3	1.8 – 7.3	2.1 – 7.5	1.5 – 7.5
Weighted average	6.4	7.0	7.1	7.1
Per-loan annual cost of servicing
Range	$59 – $82	$59 – $82	$53 – $100	$53 – $100
Weighted average	$74	$75	$92	$94

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs at period end and the effect on fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	June 30, 2015		December 31, 2014
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$581,269	$554,241	$325,383	$405,445
Unpaid principal balance of underlying mortgage loans	$48,725,042	$41,956,370	$30,945,000	$33,745,613
Weighted average note interest rate	4.05%	3.80%	4.24%	3.82%
Weighted average servicing fee rate (in basis points)	32	31	31	30
Key inputs:
Pricing spread (1) (2)
Range	2.9% – 16.3%	6.3% – 16.2%	2.9% – 21.3%	6.3% – 15.3%
Weighted average	9.0%	8.8%	9.2%	9.7%
Effect on fair value of:
5% adverse change	($10,987)	($11,667)	($5,550)	($8,710)
10% adverse change	($21,570)	($22,892)	($10,908)	($17,083)
20% adverse change	($41,609)	($44,110)	($21,084)	($32,890)
Average life (in years)
Range	0.4 – 8.2	1.7 – 7.3	0.4 – 8.2	1.6 – 7.3
Weighted average	6.2	6.8	5.8	6.8
Prepayment speed (1) (3)
Range	7.6% – 59.3%	7.7% – 34.1%	7.6% – 60.5%	7.6% – 42.8%
Weighted average	9.7%	8.5%	11.2%	8.5%
Effect on fair value of:
5% adverse change	($11,286)	($10,346)	($7,052)	($7,359)
10% adverse change	($22,187)	($20,371)	($13,835)	($14,494)
20% adverse change	($42,914)	($39,513)	($26,654)	($28,132)
Annual per-loan cost of servicing (1)
Range	$59 – $96	$59 – $81	$59 – $109	$59 – $81
Weighted average	$77	$75	$76	$75
Effect on fair value of:
5% adverse change	($5,268)	($3,902)	($2,910)	($2,992)
10% adverse change	($10,536)	($7,804)	($5,819)	($5,983)
20% adverse change	($21,072)	($15,608)	($11,638)	($11,967)

(1)

The effect on value of an adverse change in one of the above-mentioned key inputs will result in recognized change in fair value for MSRs carried at fair value and may result in recognition of MSR impairment for MSRs carried at the lower of amortized cost or fair value. The extent of the recognized MSR impairment will depend on the relationship of fair value to the carrying value of such MSRs.

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

The preceding sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of various models and assumptions used; and do not incorporate other factors that would affect the Company’s overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

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

Interest expense for ESS is accrued using the interest method based upon the expected cash flows from the ESS through the expected life of the underlying mortgage loans. Other changes in fair value are recorded in Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust.

Following are the key inputs used in estimating the fair value of ESS:

	June 30,	December 31,
	2015	2014
ESS and pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$46,809,508	$28,227,340
Average servicing fee rate (in basis points)	32	31
Average excess servicing spread (in basis points)	16	16
Key inputs:
Pricing spread (1)
Range	1.7% - 12.4%	1.7% – 12.0%
Weighted average	5.0%	5.3%
Average life (in years)
Range	0.3 - 7.3	0.4 – 7.3
Weighted average	6.2	5.8
Annualized prepayment speed (2)
Range	7.6% - 74.3%	7.6% – 74.6%
Weighted average	9.7%	11.2%

(1)Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)Prepayment speed is measured using Life Total CPR.

Note 8—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Government-insured or guaranteed	$1,508,666	$866,148
Conventional conforming	51,511	66,229
Jumbo	—	5,599
Delinquent mortgage loans purchased from Ginnie Mae pools serviced by the Company	27,823	206,331
Mortgage loans repurchased pursuant to representations and warranties	6,262	3,577
	$1,594,262	$1,147,884
Fair value of mortgage loans pledged to secure mortgage loans sold under agreements to repurchase	$1,369,324	$976,772
Fair value of mortgage loans pledged to secure mortgage loan participation and sale agreement	$202,076	$148,133

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

The Company does not use derivative financial instruments for purposes other than in support of its risk management activities other than IRLCs, which are generated in the process of purchasing or originating mortgage loans held for sale. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2015			December 31, 2014
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	4,296,134	$34,371	$6,634	1,765,597	$33,353	$952
Forward purchase contracts	6,202,418	7,048	14,316	2,634,218	9,060	141
Forward sales contracts	9,789,564	26,652	7,093	3,901,851	320	16,110
MBS put options	327,500	1,426	—	340,000	476	—
MBS call options	160,000	253	—	—	—	—
Put options on interest rate futures purchase contracts	2,019,500	2,165	—	755,000	862	—
Call options on interest rate futures purchase contracts	1,025,000	3,031	—	630,000	2,193	—
Put options on interest rate futures sale contracts	—	—	—	50,000	—	8
Total derivatives before netting		74,946	28,043		46,264	17,211
Netting		(31,378)	(14,459)		(7,807)	(10,698)
		$43,568	$13,584		$38,457	$6,513
Margin deposits with (collateral received from) derivative counterparties, net		$16,919			$(2,891)

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended June 30, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	5,124,867	25,739,853	(24,662,302)	6,202,418
Forward sale contracts	7,464,527	37,634,838	(35,309,801)	9,789,564
MBS put options	450,000	457,500	(580,000)	327,500
MBS call options	—	160,000	—	160,000
Put options on interest rate futures purchase contracts	1,470,500	2,284,500	(1,735,500)	2,019,500
Call options on interest rate futures purchase contracts	870,000	2,170,000	(2,015,000)	1,025,000
Put options on interest rate futures sale contracts	100,000	—	(100,000)	—

	Quarter ended June 30, 2014
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	1,506,667	10,611,283	(9,328,673)	2,789,277
Forward sale contracts	2,829,176	15,842,070	(14,054,146)	4,617,100
MBS put options	175,000	255,000	(205,000)	225,000
MBS call options	160,000	145,000	(210,000)	95,000
Put options on interest rate futures sales contracts	325,000	377,500	(325,000)	377,500
Call options on interest rate futures sales contracts	100,000	205,000	(135,000)	170,000
Treasury futures purchase contracts	—	56,700	(56,700)	—
Treasury futures sale contracts	—	56,700	(56,700)	—

	Six months ended June 30, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	2,634,218	45,375,703	(41,807,503)	6,202,418
Forward sale contracts	3,901,851	64,375,110	(58,487,397)	9,789,564
MBS put options	340,000	1,242,500	(1,255,000)	327,500
MBS call options	—	160,000	—	160,000
Put options on interest rate futures purchase contracts	755,000	3,825,000	(2,560,500)	2,019,500
Call options on interest rate futures purchase contracts	630,000	2,915,000	(2,520,000)	1,025,000
Put options on interest rate futures sale contracts	50,000	50,000	(100,000)	—
Call options on interest rate futures sale contracts	—	35,100	(35,100)	—

	Six months ended June 30, 2014
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	1,418,527	17,510,671	(16,139,921)	2,789,277
Forward sale contracts	2,659,000	26,382,189	(24,424,089)	4,617,100
MBS put options	185,000	640,000	(600,000)	225,000
MBS call options	105,000	540,000	(550,000)	95,000
Put options on interest rate futures purchase contracts	—	702,500	(325,000)	377,500
Call options on interest rate futures purchase contracts	—	380,000	(210,000)	170,000
Treasury futures purchase contracts	—	78,300	(78,300)	—
Treasury futures sale contracts	—	87,400	(87,400)	—

The Company recorded net gains on derivative financial instruments used to hedge IRLCs and mortgage loans held for sale at fair value totaling $45.0 million and $19.2 million for the quarter and six months ended June 30, 2015, respectively, and net losses of $38.8 million and $58.8 million for the quarter and six months ended June 30, 2014, respectively. Net gains and losses on derivative financial instruments used to hedge IRLCs and mortgage loans held for sale at fair value are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

The Company recorded net losses on derivative financial instruments used to hedge fair value changes of MSRs totaling $28.3 million and $11.2 million for the quarter and six months ended June 30, 2015, respectively, and net gains on derivative financial instruments used to hedge fair value changes of MSRs totaling $9.6 million and $9.2 million for the quarter and six months ended June 30, 2014, respectively. Net gains and losses on derivative financial instruments used to hedge fair value changes of MSRs are included in Amortization, impairment and change in fair value of mortgage servicing rights in the Company’s consolidated statements of income.

Note 10—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$361,413	$246,984	$325,383	$224,913
Additions:
Purchases	206,996	71,778	270,133	97,644
Mortgage servicing rights resulting from mortgage loan sales	3,443	7,333	6,118	14,266
	210,439	79,111	276,251	111,910
Sales	—	(10,881)	—	(10,881)
Change in fair value due to:
Changes in valuation inputs or assumptions used in valuation model (1)	26,308	2,511	8,593	(445)
Other changes in fair value (2)	(16,891)	(9,126)	(28,958)	(16,898)
Total change in fair value	9,417	(6,615)	(20,365)	(17,343)
Balance at end of period	$581,269	$308,599	$581,269	$308,599

(1)	Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes in market mortgage interest rates.
(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amortized cost:
Balance at beginning of period	$470,490	$287,187	$415,245	$263,373
Mortgage servicing rights resulting from mortgage loan sales	125,561	42,327	192,842	72,908
Amortization	(14,493)	(7,603)	(26,529)	(14,370)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	—	—	—	—
Balance at end of period	581,558	321,911	581,558	321,911

Valuation allowance:
Balance at beginning of period	(41,492)	(5,043)	(9,800)	(4,622)
Additions	14,175	(3,786)	(17,517)	(4,207)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	—	—	—	—
Balance at end of period	(27,317)	(8,829)	(27,317)	(8,829)
Mortgage servicing rights, net	$554,241	$313,082	$554,241	$313,082
Fair value of mortgage servicing rights at end of period	$569,969	$321,383	$569,969	$321,383
Fair value of mortgage servicing rights at beginning of period	$437,824	$291,535	$416,802	$269,422

The fair value of mortgage servicing rights pledged to secure the note payable totaled $536.2 million and $303.8 million as of June 30, 2015 and 2014, respectively.

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This estimate was developed with the inputs used in the June 30, 2015 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve month period ending June 30,	amortization
(in thousands)
2016	$56,195
2017	55,880
2018	52,838
2019	49,207
2020	45,351
Thereafter	322,087
$581,558

Servicing fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the Company’s consolidated statements of income. The fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Contractual servicing fees	$66,867	$43,314	$116,968	$79,414
Ancillary and other fees:
Late charges	1,467	963	3,118	1,850
Other	691	248	1,402	424
	$69,025	$44,525	$121,488	$81,688

Mortgage Servicing Liabilities Carried at Fair Value:

The activity in mortgage servicing liabilities carried at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$6,529	$—	$6,306	$—
Mortgage servicing liabilities resulting from mortgage loan sales	9,156	—	12,084	—
Change in fair value	(3,894)	5,821	(6,599)	5,821
Balance at end of period	$11,791	$5,821	$11,791	$5,821

Note 11—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$68,531	$63,299	$67,298	$61,142
Carried Interest recognized during the period	182	1,834	1,415	3,991
Proceeds received during the period	—	—	—	—
Balance at end of period	$68,713	$65,133	$68,713	$65,133

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

Note 12—Investment in PennyMac Mortgage Investment Trust at Fair Value

Following is a summary of Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Dividends received from PennyMac Mortgage Investment Trust	$46	$44	$138	$88
Change in fair value of investment in PennyMac Mortgage Investment Trust	(290)	(147)	(275)	(76)
	$(244)	$(103)	$(137)	$12
Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,307	$1,646

Note 13—Borrowings

As of June 30, 2015, the Company maintained six borrowing facilities: four repurchase facilities that provide funding for mortgage loans held for sale;  one repurchase mortgage loan participation and sale agreement; and one note payable secured by MSRs and servicing advances made relating to certain loans in the Company’s mortgage loan servicing portfolio.

The borrowing facilities contain various covenants, including financial covenants governing PLS’s net worth, debt to equity ratio, profitability and liquidity. Management believes that PLS was in compliance with these requirements as of June 30, 2015.

Mortgage Loans Sold Under Agreement to Repurchase

The borrowing facilities secured by mortgage loans held for sale are in the form of mortgage loan sale and repurchase agreements. Eligible mortgage loans are sold at advance rates based on the loan type. Interest is charged at a rate based on the buyer’s overnight cost of funds rate for one agreement and on LIBOR for the other three agreements. Mortgage loans financed under these agreements may be re-pledged by the lenders. One facility also provides financing for government-insured loans purchased out of Ginnie Mae securities for modification or default resolution.

Financial data pertaining to mortgage loans sold under agreements to repurchase are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Period end:
Balance (1)	$1,264,046	$825,267
Unused amount (2)	$35,954	$674,733
Weighted average interest rate (3)	1.80%	1.85%
Fair value of mortgage loans securing agreements to repurchase	$1,369,324	$997,506
Margin deposits placed with counterparties (4)	$2,500	$1,500
During the period:
Average balance of mortgage loans sold under agreements to repurchase	$819,988	$527,990	$719,003	$410,196
Weighted average interest rate (3)	1.80%	1.83%	1.80%	1.81%
Total interest expense	$4,758	$3,682	$8,498	$6,011
Maximum daily amount outstanding	$1,264,046	$873,301	$1,264,046	$873,301

(1)	Excludes unamortized debt issuance costs of $798,000 and $230,000 as of June 30, 2015 and 2014, respectively.
(2)

The amount the Company is able to borrow under mortgage loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the mortgage loans sold.

(3)

Excludes the effect of amortization of commitment fees totaling $1.0 million and $1.2 million for the quarters ended June 30, 2015 and 2014, respectively, and $2.0 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

(4)	Margin deposits are included in Other assets on the consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2015	Balance
(in thousands)
Within 30 days	$3,553
Over 30 to 90 days	1,227,598
Over 90 days	32,895
1,264,046
Debt issuance costs	(798)
Total loans sold under agreements to repurchase	$1,263,248
Weighted average maturity (in months)	2.3

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of June 30, 2015:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$40,155	September 18, 2015	October 30, 2015
Bank of America, N.A.	$44,354	September 17, 2015	January 29, 2016
Morgan Stanley Bank, N.A.	$12,685	July 28, 2015	July 29, 2015
Citibank, N.A.	$8,569	August 7, 2015	September 7, 2015

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases.

Mortgage Loan Participation and Sale Agreement

Under the mortgage loan participation and sale agreement, participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to the lender pending the securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender as part of the sale of the participation certificate.

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

The mortgage loan participation and sale agreement is summarized below:

	Quarter ended	Six months ended
	June 30, 2015	June 30, 2015
	(in thousands)
Period end:
Mortgage loan participation and sale agreement secured by mortgage loan participation certificates	$195,959
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$202,076
During the period:
Average balance	$162,150	$144,484
Weighted average interest rate (1)	1.43%	1.43%
Total interest expense	$651	$1,239

(1)	Excludes the effect of amortization of commitment fees totaling $63,000 and $130,000 million for the quarter and six months ended June 30, 2015.

Note Payable

The note payable is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Period end:
Note payable secured by:
Mortgage servicing rights	$246,456	$115,314
Servicing advances	—	—
	$246,456	$115,314
Assets pledged to secure note payable:
Mortgage servicing rights	$536,172	$303,831
Servicing advances	$—	$—
During the period:
Average balance	$214,618	$78,177	$178,152	$65,337
Weighted average interest rate	3.00%	2.95%	2.98%	2.94%
Total interest expense	$2,463	$861	$4,098	$1,520

The note payable is secured by servicing advances and MSRs relating to certain mortgage loans in the Company’s mortgage loan servicing portfolio, and currently provides for advance rates of 50% of the carrying value of

MSRs pledged and 85% of the amount of the servicing advances pledged. Interest is charged at a rate based on the lender’s overnight cost of funds.

On April 30, 2015, the maximum loan amount of the note payable was increased from $257 million to $407 million. In connection with this increase, the Company entered into an agreement with PMT pursuant to which PMT may borrow up to $150 million from the Company for the purpose of financing ESS. The Company then re-pledges the ESS to secure the note payable. At June 30, 2015, PMT had advances payable to the Company totaling $52.5 million under this arrangement.

Excess Servicing Spread Financing

In conjunction with the Company’s purchase from non-affiliates of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements with PMT which are treated as financings and are carried at fair value with changes in fair value recognized in current period income. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained a fixed base servicing fee and all ancillary income associated with servicing the mortgage loans. The Company continues to be the servicer of the mortgage loans and provides all servicing functions, including responsibility to make servicing advances.

Following is a summary of ESS:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$222,309	$151,019	$191,166	$138,723
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust:
For cash	140,875	52,867	187,287	73,393
Pursuant to a recapture agreement	1,319	2,362	2,565	3,475
Accrual of interest	5,818	3,139	9,570	6,001
Repayments	(18,352)	(9,081)	(31,083)	(16,494)
Change in fair value	7,133	(10,062)	(403)	(14,854)
Balance at end of period	$359,102	$190,244	$359,102	$190,244

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of activity in the Company’s liability for representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$14,689	$8,974	$13,259	$8,123
Provision for losses on loans sold	1,748	1,204	3,243	2,055
Incurred losses	(180)	—	(245)	—
Balance at end of period	$16,257	$10,178	$16,257	$10,178
Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$44,794,166	$29,882,252

Note 15—Income Taxes

The Company’s effective tax rate  was 11.5% for both the quarter and six months ended June 30, 2015. For the quarter and six months ended June 30, 2014, the Company’s effective tax rates were 11.4% and 11.3%, respectively. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s shares, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase the Company’s effective income tax rate.

Note 16—Noncontrolling Interest

During the quarter and six months ended June 30, 2015, respectively, PennyMac unitholders exchanged 89,388 and 133,388 Class A units for the Company’s Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 71.6% at December 31, 2014 to 71.3% at June 30, 2015.

During the quarter and six months ended June 30, 2014, respectively, PennyMac unitholders exchanged 412,500 and 479,209 Class A units for the Company’s Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 72.6% at December 31, 2013 to 71.9% at June 30, 2014.

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except share amounts)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$12,749	$9,618	$21,777	$17,590
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc. (Class A shares issued, 89,388 and 133,388 during the quarter and six months ended June 30, 2015, respectively, and 412,500 and 479,209 during the quarter and six months ended June 30, 2014, respectively)	$1,640	$4,035	$2,432	$4,598

Note 17—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cash (loss) gain:
Sales proceeds	$(38,944)	$10,241	$(36,214)	$14,722
Hedging activities	17,995	(25,549)	(334)	(35,805)
	(20,949)	(15,308)	(36,548)	(21,083)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	129,004	49,660	198,960	87,174
Mortgage servicing liabilities resulting from mortgage loan sales	(9,156)	—	(12,084)	—
MSR and ESS recapture payable to PennyMac Mortgage Investment Trust	(1,456)	(2,526)	(2,745)	(4,424)
Provision for losses relating to representations and warranties on loans sold	(1,748)	(1,204)	(3,243)	(2,055)
Change in fair value relating to loans and hedging derivatives held at period end:
Interest rate lock commitments	(26,654)	15,453	(4,663)	22,989
Mortgage loans	(12,120)	6,830	81	14,658
Hedging derivatives	27,034	(13,201)	19,575	(23,017)
	$83,955	$39,704	$159,333	$74,242

Note 18—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$933	$325	$1,445	$526
Mortgage loans held for sale at fair value	11,718	5,927	20,139	9,836
	12,651	6,252	21,584	10,362
From PennyMac Mortgage Investment Trust—Note receivable	533	—	533	—
	13,184	6,252	22,117	10,362

Interest expense:
To non-affiliates:
Mortgage loans sold under agreements to repurchase	4,758	3,682	8,498	6,011
Mortgage loan participation and sale agreement	651	—	1,239	—
Note payable	2,463	861	4,098	1,520
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,676	375	3,200	593
Interest on mortgage loan impound deposits	983	675	1,573	993
	10,531	5,593	18,608	9,117
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	5,818	3,139	9,570	6,001
	16,349	8,732	28,178	15,118
	$(3,165)	$(2,480)	$(6,061)	$(4,756)

Note 19—Stock-based Compensation

The Company’s 2013 Equity Incentive Plan provides for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of June 30, 2015, the Company has 1.9 million units available for future awards. The Company estimates the cost of the stock options, time-based RSUs and performance-based RSUs awarded with reference to the fair value of the Company’s Class A common stock on the date of the grants. Compensation costs are fixed, except for the performance-based RSUs, at the grant’s estimated fair value on the grant date as all grantees are employees of PennyMac or directors of the Company. Expense relating to grants is included in Compensation in the Company’s consolidated statements of income.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	$1,516	$1,375	$2,996	$2,562
Performance-based RSUs	2,474	1,112	4,345	1,874
Time-based RSUs	602	437	1,137	873
	$4,592	$2,924	$8,478	$5,309

Following is a summary of equity awards:

	Quarter ended June 30, 2015
		Performance-	Time-based
	Stock options	based RSUs	RSUs
	(in thousands)
March 31, 2015	1,881	2,398	289
Granted	—	—	32
Vested (1)		—	(40)
Exercised	—	—	—
Forfeited or canceled	(12)	(17)	(5)
June 30, 2015	1,869	2,381	276

	Quarter ended June 30, 2014
		Performance-	Time-based
	Stock options	based RSUs	RSUs
	(in thousands)
March 31, 2014	1,169	1,102	198
Granted	—	—	38
Vested (1)		—	(31)
Exercised	—	—	—
Forfeited or canceled	(7)	(2)	(3)
June 30, 2014	1,162	1,100	202

	Six months ended June 30, 2015
		Performance-	Time-based
	Stock options	based RSUs	RSUs
	(in thousands)
December 31, 2014	1,167	1,257	202
Granted	715	1,143	150
Vested (1)		—	(71)
Expired or canceled	(13)	(19)	(5)
June 30, 2015	1,869	2,381	276

	Six months ended June 30, 2014
		Performance-	Time-based
	Stock options	based RSUs	RSUs
	(in thousands)
December 31, 2013	422	496	100
Granted	753	614	138
Vested (1)		—	(31)
Expired or canceled	(13)	(10)	(5)
June 30, 2014	1,162	1,100	202

Hfs10

(1) Not applicable to a rollforward of stock options outstanding.

Note 20—Supplemental Cash Flow Information

	Six months ended June 30,
	2015	2014
	(in thousands)
Cash paid for interest	$27,231	$14,243
Cash paid for income taxes	$1,907	$1,432
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$198,960	$87,174
Mortgage servicing liabilities resulting from mortgage loan sales	$12,084	$—
Non-cash financing activity:
Transfer of excess servicing spread pursuant to recapture agreement with PennyMac Mortgage Investment Trust	$2,565	$3,475
Issuance of common stock in settlement of director fees	$149	$74

Note 21—Regulatory Net Worth and Agency Capital Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital requirements, the calculations of which are specified by each Agency, are summarized below:

	Agency capital
	June 30, 2015		December 31, 2014
Agency–company subject to requirement	Balance (1)	Requirement	Balance (1)	Requirement
	(in thousands)
Fannie Mae–PLS	$697,123	$342,926	$583,686	$35,507
Freddie Mac–PLS	$697,799	$4,386	$583,819	$3,721
Ginnie Mae–PLS	$643,515	$177,531	$536,009	$111,457
Ginnie Mae–PennyMac	$883,662	$213,037	$763,907	$133,748
HUD–PLS	$643,515	$2,500	$539,844	$2,500

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with the respective Agencies’ capital requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. PennyMac and PLS had Agency capital in excess of the respective Agencies’ requirements at June 30, 2015.

Note 22—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of June 30, 2015, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Fund and Sell Mortgage Loans

June 30, 2015
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$3,237,518
Commitments to fund mortgage loans	1,058,616
$4,296,134
Commitments to sell mortgage loans	$9,789,564

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

During the quarter ended June 30, 2015, the Company updated its method for allocating incentive compensation for executive management and shared services to each segment. Incentive compensation for executive management and shared services is now allocated to each segment based on its contribution to earnings rather than on usage of such executive management and shared services. The financial highlights below reflect the change in expense allocation method for the periods ended June 30, 2015. The financial highlights for the periods ended June 30, 2014 have not been restated. Following is a summary of the effect of the change in allocation on the segments’ expenses for the periods ended June 30, 2014:

	Quarter ended	Six months ended
	June 30, 2014
	(in thousands)
Increase (decrease) in segment expenses:
Mortgage banking
Production	$453	$513
Servicing	1,441	3,223
	1,894	3,736
Investment management	(1,894)	(3,736)
	$—	$—

Financial highlights by segment are as follows:

	Quarter ended June 30, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues (1)
Net gains (losses) on mortgage loans held for sale at fair value	$86,377	$(2,422)	$83,955	$—	$83,955
Loan origination fees	24,421	—	24,421	—	24,421
Fulfillment fees from PennyMac Mortgage Investment Trust	15,333	—	15,333	—	15,333
Net servicing fees	—	68,549	68,549	—	68,549
Management fees	—	—	—	6,963	6,963
Carried Interest from Investment Funds	—	—	—	182	182
Net interest income (expense):
Interest income	10,200	2,984	13,184	—	13,184
Interest expense	5,200	11,149	16,349	—	16,349
	5,000	(8,165)	(3,165)	—	(3,165)
Other	235	101	336	(223)	113
Total net revenue	131,366	58,063	189,429	6,922	196,351
Expenses	55,085	60,508	115,593	5,959	121,552
Income (loss) before provision for income taxes	$76,281	$(2,445)	$73,836	$963	$74,799
Segment assets at period end (2)	$1,631,661	$1,671,371	$3,303,032	$88,050	$3,391,082

(1)	All revenues are from external customers.
(2)	Excludes parent Company assets, which consist primarily of deferred tax asset of $34.2 million.

	Quarter ended June 30, 2014
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues (1)
Net gains on mortgage loans held for sale at fair value	$38,101	$1,603	$39,704	$—	$39,704
Loan origination fees	10,345	—	10,345	—	10,345
Fulfillment fees from PennyMac Mortgage Investment Trust	12,433	—	12,433	—	12,433
Net servicing fees	—	56,969	56,969	—	56,969
Management fees	—	—	—	10,998	10,998
Carried Interest from Investment Funds	—	—	—	1,834	1,834
Net interest income (expense):
Interest income	5,697	554	6,251	1	6,252
Interest expense	3,072	5,660	8,732	—	8,732
	2,625	(5,106)	(2,481)	1	(2,480)
Other	383	265	648	(16)	632
Total net revenue	63,887	53,731	117,618	12,817	130,435
Expenses	31,126	33,772	64,898	7,490	72,388
Income before provision for income taxes	$32,761	$19,959	$52,720	$5,327	$58,047
Segment assets at period end (2)	$1,117,090	$895,169	$2,012,259	$111,285	$2,123,544

(1)	All revenues are from external customers.
(2)	Excludes parent Company assets, which consist primarily of deferred tax assets of $55.8 million.

	Six months ended June 30, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues (1)
Net gains (losses) on mortgage loans held for sale at fair value	$163,356	$(4,023)	$159,333	$—	$159,333
Loan origination fees	41,103	—	41,103	—	41,103
Fulfillment fees from PennyMac Mortgage Investment Trust	28,199	—	28,199	—	28,199
Net servicing fees	—	95,325	95,325	—	95,325
Management fees	—	—	—	15,452	15,452
Carried Interest from Investment Funds	—	—	—	1,415	1,415
Net interest income (expense):
Interest income	16,813	5,304	22,117	—	22,117
Interest expense	8,841	19,337	28,178	—	28,178
	7,972	(14,033)	(6,061)	—	(6,061)
Other	1,148	719	1,867	32	1,899
Total net revenue	241,778	77,988	319,766	16,899	336,665
Expenses	98,065	98,550	196,615	12,013	208,628
Income (loss) before provision for income taxes	$143,713	$(20,562)	$123,151	$4,886	$128,037
Segment assets at period end (2)	$1,631,661	$1,671,371	$3,303,032	$88,050	$3,391,082

(1)	All revenues are from external customers.
(2)	Excludes parent Company assets, which consist primarily of deferred tax assets of $34.2 million.

	Six months ended June 30, 2014
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues (1)
Net gains on mortgage loans held for sale at fair value	$72,639	$1,603	$74,242	$—	$74,242
Loan origination fees	17,225	—	17,225	—	17,225
Fulfillment fees from PennyMac Mortgage Investment Trust	21,335	—	21,335	—	21,335
Net servicing fees	—	100,733	100,733	—	100,733
Management fees	—	—	—	21,107	21,107
Carried Interest from Investment Funds	—	—	—	3,991	3,991
Net interest income (expense):
Interest income	9,803	554	10,357	5	10,362
Interest expense	5,401	9,717	15,118	—	15,118
	4,402	(9,163)	(4,761)	5	(4,756)
Other	1,026	784	1,810	240	2,050
Total net revenue	116,627	93,957	210,584	25,343	235,927
Expenses	57,912	56,885	114,797	14,022	128,819
Income before provision for income taxes	$58,715	$37,072	$95,787	$11,321	$107,108
Segment assets at period end (2)	$1,117,090	$895,169	$2,012,259	$111,285	$2,123,544

(1)All revenues are from external customers.

(2)Excludes parent Company assets, which consist primarily of deferred tax assets of $55.8 million.

Note 24—Recently Issued Accounting Pronouncements

In April of 2015, the FASB issued ASU 2015-03. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

ASU 2015-03 should be applied on a retrospective basis and is effective for the Company for financial statements issued for fiscal years and interim periods within those fiscal years  beginning after December 15, 2015. As a result of adoption of ASU 2015-03, the Company reclassified $439,000 in debt issuance costs from Other assets to Mortgage loans sold under agreements to repurchase. There were no changes to the Company’s consolidated statements of income or consolidated statements of cash flows as a result of the Company’s adoption of ASU 2015-03.

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On July 27, 2015, the Company, through PLS, entered into an amendment to its master repurchase agreement with Morgan Stanley Bank N.A.  The primary purpose of the amendment was to temporarily increase the maximum aggregate purchase price from $200 million to $300 million, until December 1, 2015, with such $100 million increase on an uncommitted basis.  PLS is required to maintain a minimum tangible net worth of $200 million effective July 27, 2015 and the termination date has been extended to July 26, 2016.  All other terms and conditions of the master repurchase agreement remain the same in all material aspects.

•

On July 31, 2015, the Company, through PLS and PennyMac, entered into an amendment to its master repurchase agreement with Bank of America, N.A. (“BANA”).  The primary purpose of the amendment was to temporarily increase the maximum aggregate transaction limit from $500 million to $600 million, until September 30, 2015, with such $100 million increase on an uncommitted basis. The Company, through PLS, is required to pay BANA a facility fee relating to the increase in the aggregate transaction limit, as well as certain other costs and expenses associated with the preparation of the amendment. All other terms and conditions of the master repurchase agreement remain the same in all material respects.

•

On July 31, 2015, the Company, through PLS and PennyMac, also entered into an amendment to its mortgage loan participation and sale agreement with BANA. The primary purpose of the amendment was to increase the aggregate transaction limit of the aggregate purchase prices for participation certificates owned by BANA at any given time from $200 million to $250 million, with such $50 million increase on an uncommitted basis. The Company, through PLS, is required to pay BANA a facility fee relating to the increase in the aggregate transaction limit, as well as certain other costs and expenses associated with the preparation of the amendment. All other terms and conditions of the mortgage loan participation and sale agreement remain the same in all material respects.

•

On August 3, 2015, the Company, through PLS, also entered into an amendment to its master repurchase agreement with Citibank, N.A. (“Citibank”).  The primary purpose of the amendment was to temporarily increase the maximum aggregate purchase price from $100 million to $200 million, until September 15, 2015, with such $100 million increase on an uncommitted basis. The Company, through PLS, is required to pay Citibank certain other costs and expenses associated with the preparation of the amendment. All other terms and conditions of the master repurchase agreement remain the same in all material respects.

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

We conduct our business in three segments: loan production, loan servicing (together, these two activities comprise our mortgage banking activities) and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. Our investment management subsidiary, PNMAC Capital Management, LLC (“PCM”), is an SEC registered investment adviser. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., both registered under the Investment Company Act of 1940 (“Investment Company Act”), as amended, an affiliate of these funds and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”

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

Our loan production activity is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Unpaid principal balance of mortgage loans purchased and originated for sale:
Government-insured or guaranteed mortgage loans acquired from PennyMac Mortgage Investment Trust	$8,082,764	$3,748,874	$12,818,138	$6,722,951
Mortgage loans sourced through our consumer direct channel	1,138,269	403,491	2,035,267	717,279
	$9,221,033	$4,152,365	$14,853,405	$7,440,230
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$3,579,078	$2,991,764	$6,469,210	$4,911,342

Loan Servicing

Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of mortgage loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of mortgage loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide servicing for conventional and government-insured or guaranteed loans (“prime servicing”), as well as servicing for distressed loans that have been acquired as investments by our Advised Entities (“special servicing”). As of June 30, 2015, the portfolio of mortgage loans that we serviced or subserviced totaled approximately $136.2 billion in unpaid principal balance (“UPB”).

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages PMT and the Investment Funds. PMT and the Investment Funds had combined net assets of approximately $1.8 billion as of June 30, 2015. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on investment performance.

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow as reflected in recent economic data. During the second quarter of 2015, real U.S. gross domestic product expanded at an annual rate of 0.2% compared to a 4.6% increase for the second quarter of 2014 and a 0.2% decrease for the first quarter of 2015. The national unemployment rate was 5.3% at June 30, 2015 compared to 5.5% at March 31, 2015 and 6.1% at June 30, 2014. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the first quarter of 2015, the delinquency rate on residential real estate loans held by commercial banks was 6.1%, a reduction from 7.8% during the first quarter of 2014.

Residential real estate activity appears to be improving. The seasonally adjusted annual rate of existing home sales for June 2015 was 9.6% higher than for June 2014, and the national median existing home price for all housing types was $236,400, a 6.5% increase from June 2014. On a national level, foreclosure filings during the second quarter of 2015 increased by 9% as compared to the second quarter of 2014. Foreclosure activity is expected to remain above historical average levels through 2015 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.65% to a high of 4.09% during the second quarter of 2015 while during the second quarter of 2014, thirty-year fixed mortgage interest rates ranged from a low of 4.12% to a high of 4.41% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Mortgage lenders originated an estimated $445 billion of home loans during the second quarter of 2015, up 150% from the second quarter of 2014. Although the low interest rate environment in the first quarter of 2015 led to an increase in the volume of borrowers seeking to refinance, we expect purchase-money loans to constitute a greater proportion of mortgage originations in the future. Mortgage originations are forecast to remain relatively flat, with current industry estimates for 2015 totaling $1.4 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts). We expect efforts to expand GSE product offerings (including 97% loan-to-value loans) and a recent reduction in Federal Housing Administration mortgage insurance premiums to make mortgage credit more affordable. In our correspondent production business, we continue to see increased competition from new and existing market participants.

In our capacity as an investment manager, we continue to see a robust market for distressed residential mortgage loans (sales of loan pools that consist of either non-performing loans, troubled but performing loans or a combination thereof) offered for sale. During 2014, the pool of sellers expanded to include new programmatic sellers, such as HUD and Freddie Mac. During the second quarter of 2015, we reviewed 30 mortgage loan pools totaling approximately $9.8 billion in UPB. This compares to our review of 57 mortgage loan pools totaling approximately $18.2 billion in UPB during the second quarter of 2014. We acquired for PMT distressed loans with fair values totaling $242 million and $261 million during the quarter ended June 30, 2015 and 2014, respectively. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective for PMT in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments held by the Advised Entities.

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Net gains on mortgage loans held for sale at fair value	$83,955	$39,704	$159,333	$74,242
Loan origination fees	24,421	10,345	41,103	17,225
Fulfillment fees from PennyMac Mortgage Investment Trust	15,333	12,433	28,199	21,335
Net loan servicing fees	68,549	56,969	95,325	100,733
Management fees	6,963	10,998	15,452	21,107
Carried Interest from Investment Funds	182	1,834	1,415	3,991
Net interest expense	(3,165)	(2,480)	(6,061)	(4,756)
Other	113	632	1,899	2,050
Total net revenue	196,351	130,435	336,665	235,927
Total expenses	121,552	72,388	208,628	128,819
Provision for income taxes	8,619	6,630	14,733	12,153
Net income	$66,180	$51,417	$113,304	$94,955

Income before provision for income taxes by segment:
Mortgage banking:
Production	$76,281	$32,761	$143,713	$58,715
Servicing	(2,445)	19,959	(20,562)	37,072
Total mortgage banking	73,836	52,720	123,151	95,787
Investment management	963	5,327	4,886	11,321
	$74,799	$58,047	$128,037	$107,108
During the period:
Interest rate lock commitments issued	$11,588,488	$5,156,744	$19,381,813	$9,081,337
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$8,524,895	$3,955,329	$13,514,733	$7,085,859
Mortgage loans originated through consumer direct channel	1,148,435	410,125	2,052,648	728,430
	$9,673,330	$4,365,454	$15,567,381	$7,814,289
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$3,579,078	$2,991,764	$6,469,210	$4,911,342
At period end:
Unpaid principal balance of mortgage loan servicing portfolio:
Owned
Mortgage servicing rights	$90,681,412	$57,051,424
Mortgage servicing liabilities	816,424	—
Mortgage loans held for sale	1,526,779	959,014
	93,024,615	58,010,438
Subserviced	43,145,707	35,554,830
	$136,170,322	$93,565,268
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,525,297	$1,577,160
Investment Funds	316,383	565,926
	$1,841,680	$2,143,086

Net income increased $14.8 million and $18.3 million during the quarter and six months ended June 30, 2015, respectively, when compared to the same periods in 2014. The increase in net income during the quarter and six months ended June 30, 2015 was primarily due to increased net gains on mortgage loans at fair value,  loan servicing and origination fees, partially offset by increased expenses incurred to accommodate the growth of our mortgage banking segments.

Net income increased $3.2 million and decreased $8.5 million during the quarter and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. The increase in net income during the quarter ended June 30, 2014 was primarily due to increased loan servicing fee income resulting from the growth in our mortgage loan servicing portfolio. The decrease in net income during the six months ended June 30, 2014 was primarily due to the effects of the contraction in the mortgage loan origination market. Our mortgage loan production decreased by $1.1 billion during the six months ended June 30, 2014 when compared to the same period in 2013.

Net Gains on Mortgage Loans Held for Sale at Fair Value

During the quarter and six months ended June 30, 2015, we recognized net gains on mortgage loans held for sale at fair value totaling $84.0 million and $159.3 million, respectively, increases of $44.3 million and $85.1 million, respectively, from the same periods in 2014. The increase during these periods was due to growth in the volume of mortgage loans that we purchased and originated and subsequently sold along with improvement in production margins.

During the quarter and six months ended June 30, 2014, we recognized net gains on mortgage loans held for sale at fair value totaling $39.7 million and $74.2 million, respectively, decreases of $3.0 million and $8.4 million, respectively, from the same periods in 2013.

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

Our net gains on mortgage loans held for sale at fair value include both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of the MSRs. During the quarter and six months ended June 30, 2015, the net gains on mortgage loans held for sale at fair value included $119.8 million and $186.9 million, respectively, in fair value of MSRs received as part of proceeds on sales, net of mortgage servicing liabilities incurred. We also recognize a liability for our estimate of the losses we expect to incur in the future as a result of claims against us in connection with the representations and warranties that we made in the loan sales transactions. During the quarter and six months ended June 30, 2015, we included provisions for losses relating to the representations and warranties we provided totaling $1.7 million and $3.2 million, respectively, in our Net gains on mortgage loans held for sale at fair value.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cash (loss) gain:
Sales proceeds	$(38,944)	$10,241	$(36,214)	$14,722
Hedging activities	17,995	(25,549)	(334)	(35,805)
	(20,949)	(15,308)	(36,548)	(21,083)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	129,004	49,660	198,960	87,174
Mortgage servicing liabilities resulting from mortgage loan sales	(9,156)	—	(12,084)	—
MSR and ESS recapture payable to PennyMac Mortgage Investment Trust	(1,456)	(2,526)	(2,745)	(4,424)
Provision for losses relating to representations and warranties on loans sold	(1,748)	(1,204)	(3,243)	(2,055)
Change in fair value relating to loans and hedging derivatives held at period end:
Interest rate lock commitments	(26,654)	15,453	(4,663)	22,989
Mortgage loans	(12,120)	6,830	81	14,658
Hedging derivatives	27,034	(13,201)	19,575	(23,017)
	$83,955	$39,704	$159,333	$74,242
During the period:
Unpaid principal balance of mortgage loans sold	$9,416,468	$4,510,460	$14,925,336	$7,654,026
Interest rate lock commitments issued:
Conventional mortgage loans	$9,936,246	$4,397,933	$15,945,804	$4,518,848
Government-insured or guaranteed loans	1,652,242	758,811	3,436,009	4,562,489
	$11,588,488	$5,156,744	$19,381,813	$9,081,337
Period end:
Mortgage loans held for sale at fair value	$1,594,262	$1,000,415
Commitments to fund and purchase mortgage loans	$4,296,134	$1,754,845

Provision for Losses on Representations and Warranties

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

We recorded provisions for losses under representations and warranties as a component of Net gains on mortgage loans held for sale at fair value totaling $1.7 million and $3.2 million during the quarter and six months ended June 30, 2015, respectively, compared to $1.2 million and $2.1 million during the quarter and six months ended June 30, 2014, respectively.  The increase in provisions for losses under representations and warranties during the quarter and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to an increase in the volume of loan sales activity.

Following is a summary of mortgage loan repurchase activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
During the period:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$2,202	$80	$1,521	$80
New indemnifications	868	484	1,549	484
Indemnified mortgage loans repurchased	—	—	—	—
Less: Indemnified mortgage loans repaid or refinanced	—	—	—	—
Mortgage loans indemnified by PFSI at end of period	$3,070	$564	$3,070	$564
Repurchase activity
Total mortgage loans repurchased by PFSI	$7,291	$—	$11,781	$1,890
Less: Mortgage loans repurchased by correspondent lenders	7,756	—	8,276	798
Less: Mortgage loans repaid by borrowers	1,585	—	1,958	—
Mortgage loans repurchased by PFSI with losses chargeable to liability for representations and warranties	$(2,050)	$—	$1,547	$1,092
Losses charged to liability for representations and warranties	$180	$—	$245	$—
Period end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$44,794,166	$29,882,252
Liability for representations and warranties	$16,257	$10,178

During the quarter and six months ended June 30, 2015, we repurchased mortgage loans totaling $7.3 million and $11.8 million in UPB, respectively. After recovery of repurchase losses from the selling correspondent lenders, we recorded losses of $180,000 and $245,000, respectively, as a result of these repurchases. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect the level of repurchase activity to increase.

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

Other Loan Production-Related Revenues

Loan origination fees increased  $14.1 million and $23.9 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014  primarily due to growth in the volume of correspondent purchases and increases in certain fees we charge in our loan production activities.

Fulfillment fees from PMT, which represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans,  are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Fulfillment fees increased  $2.9 million and $6.9 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014,  primarily due to growth in the volume of Agency-eligible mortgage loans we fulfilled on behalf of PMT. Summarized below are our fulfillment fees:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fulfillment fee revenue	$15,333	$12,433	$28,199	$21,335
Unpaid principal balance of loans fulfilled	$3,579,078	$2,991,764	$6,469,210	$4,911,342
Average fulfillment fee rate (in basis points)	43	42	44	43

Net loan servicing fees

Our net loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loan servicing fees:
Loan servicing fees
From non-affiliates	$66,867	$43,314	$116,968	$79,414
From PennyMac Mortgage Investment Trust	12,136	14,180	22,806	28,771
From Investment Funds	153	4,161	1,121	5,638
Ancillary and other fees	11,850	4,838	23,035	9,989
	91,006	66,493	163,930	123,812
Amortization, impairment and change in fair value of mortgage servicing rights	(22,457)	(9,524)	(68,605)	(23,079)
Net loan servicing fees	$68,549	$56,969	$95,325	$100,733
Average servicing portfolio	$125,390,557	$87,537,569	$117,979,004	$84,010,149

Following is a summary of our mortgage loan servicing portfolio:

	June 30,	December 31,
	2015	2014
	(in thousands)
Mortgage loans serviced at period end:
Prime servicing:
Owned
Mortgage servicing rights
Originated	$44,794,166	$36,564,434
Acquired	45,887,246	28,126,179
	90,681,412	64,690,613
Mortgage servicing liabilities	816,424	478,581
Mortgage loans held for sale	1,526,779	1,100,910
	93,024,615	66,270,104
Subserviced for Advised Entities	39,011,761	35,416,466
Total prime servicing	132,036,376	101,686,570
Special servicing:
Subserviced for Advised Entities	4,133,946	4,293,479
Total special servicing	4,133,946	4,293,479
Total mortgage loans serviced	$136,170,322	$105,980,049

Loan servicing fees increased $24.5 million and $40.1 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to an increase in loan servicing fees from non-affiliates resulting from growth in our mortgage loan servicing portfolio due to our purchases of MSRs, supplemented with the ongoing sales of mortgage loans with servicing rights retained. The increase in loan servicing fees was partially offset by a decrease in loan servicing fees from our Advised Entities due to activity fees relating to a sale of reperforming mortgage loans by PMT in  2014 that did not recur in 2015 and to an additional waiver of activity fees granted to the Investment Funds during the quarter ended June 30, 2015 relating to the sale of reperforming loans during 2014.

Amortization, impairment and change in fair value of mortgage servicing rights are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amortization and realization of cash flows	$(31,384)	$(16,729)	$(55,488)	$(31,268)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities carried at fair value and provision for impairment of mortgage servicing rights carried at lower of amortized cost or fair value	44,377	(12,474)	(2,324)	(15,851)
	12,993	(29,203)	(57,812)	(47,119)
Change in fair value of excess servicing spread	(7,133)	10,062	403	14,854
Hedging (losses) gains	(28,317)	9,617	(11,196)	9,186
Total amortization, impairment and change in fair value of mortgage servicing rights	$(22,457)	$(9,524)	$(68,605)	$(23,079)
Average mortgage servicing rights balances:
At lower of amortized cost or fair value	$488,354	$297,663	$454,522	$284,241
At fair value	$467,328	$263,238	$403,481	$244,102
Mortgage servicing rights at period end:
At lower of amortized cost or fair value	$581,269	$313,082
At fair value	$554,241	308,599
	$1,135,510	$621,681

Amortization, impairment and change in fair value of mortgage servicing rights increased $12.9 million and $45.5 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This increase was primarily due to increased amortization of a growing mortgage servicing asset,  the decreasing interest rate environment that prevailed during much of 2015, and a reduction in the Federal Housing Administration’s mortgage insurance premium.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management fee	$5,709	$5,838	$11,439	$11,359
Performance incentive fee	70	3,074	1,343	5,627
	5,779	8,912	12,782	16,986
Investment Funds	1,184	2,086	2,670	4,121
Total management fees	6,963	10,998	15,452	21,107
Carried Interest	182	1,834	1,415	3,991
Total management fees and Carried Interest	$7,145	$12,832	$16,867	$25,098

Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,525,297	$1,577,160
Investment Funds	316,383	565,926
	$1,841,680	$2,143,086

Management fees from PMT decreased $3.1 million and $4.2 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to a decrease in performance incentive fees resulting from reductions in PMT’s net income during the period over which incentive fees are calculated.

Our incentive fee is based on how much PMT’s return on shareholders’ equity exceeds certain thresholds. Therefore, the decrease in profitability reduced PMT’s return on equity and by extension the performance incentive fee we earned in 2015 as compared to 2014.

Management fees from the Investment Funds decreased  $902,000 and $ 1.5 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease was due to a reduction in the Investment Funds’ net asset values as a result of continued distributions to the Investment Funds’ investors following the end of the Investment Funds’ commitment periods at December 31, 2011, which reduced the investment base on which the management fees are computed.

Carried Interest from Investment Funds decreased $1.7 million and $2.6 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to decreases in the Investment Funds’ returns in 2015 compared to 2014.

Other revenues

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in and dividends received from PMT are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Dividends received from PennyMac Mortgage Investment Trust	$46	$44	$138	$88
Change in fair value of investment in PennyMac Mortgage Investment Trust	(290)	(147)	(275)	(76)
	$(244)	$(103)	$(137)	$12
Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,307	$1,646

Change in fair value of investment in and dividends received from PMT decreased $141,000 and $149,000 during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as the increase in dividend income was not sufficient to offset a decrease in the gain on our investment in common shares of PMT. We held 75,000 common shares of PMT during each of the periods ended June 30, 2015 and 2014.

Expenses

Our compensation expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Salaries and wages	$40,207	$28,202	$75,649	$54,561
Incentive compensation	18,134	10,340	28,484	18,294
Taxes and benefits	7,117	4,689	13,842	9,486
Stock and unit-based compensation	4,964	3,740	10,591	7,516
	$70,422	$46,971	$128,566	$89,857

Average headcount	2,186	1,506	2,046	1,463
Period end headcount	2,354	1,589

Compensation expense increased  $23.5 million and $38.7 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to growth in our workforce to support the growth of our mortgage banking operations.

Servicing expense increased $16.9 million and $23.6 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to growth in our purchased mortgage loan servicing portfolio, which includes large purchases of MSRs backed by seasoned government-insured or guaranteed mortgage loans that are subject to nonreimbursable servicing advance losses, and increased activity related to our early buyout program.

Technology expense increased $2.7 million and $4.9 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to increased software costs as part of our continued investment in loan production and servicing infrastructure.

Loan origination expense increased $2.2 million and $5.1 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 due to increased loan production in 2015 compared to 2014.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT.  The expense amounts presented in our consolidated statements of income are net of these allocations.  The amount of total expenses that we allocated to PMT during the quarter and six months ended June 30, 2015 remained generally consistent compared to the same periods in 2014 and included a discretionary waiver, in accordance with the terms of the management agreement, of $700,000 of overhead expenses otherwise allocable to PMT.

Expense amounts allocated to PMT during the period ended June 30, 2015  and 2014 are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Technology	$1,178	$1,005	$2,316	$2,057
Occupancy	487	570	966	1,058
Depreciation and amortization	537	501	1,109	990
Other	500	562	1,040	1,110
Total expenses	$2,702	$2,638	$5,431	$5,215

Provision for Income Taxes

Our effective tax rates were 11.5% and 11.5% during the quarter and six months ended June 30, 2015, respectively, compared to 11.4% and 11.3% during the same periods in 2014, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and short-term investments	$98,305	$97,943
Mortgage loans held for sale at fair value	1,594,262	1,147,884
Servicing advances, net	244,806	228,630
Receivable from affiliates	70,919	26,162
Carried Interest due from Investment Funds	68,713	67,298
Mortgage servicing rights	1,135,510	730,828
Other assets	218,090	207,941
Total assets	$3,430,605	$2,506,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$1,705,663	$1,112,675
Payable to affiliates	530,056	350,389
Other liabilities	275,413	236,356
Total liabilities	2,511,132	1,699,420
Total stockholders' equity	919,473	807,266
Total liabilities and stockholders' equity	$3,430,605	$2,506,686

Total assets increased  $923.9 million from $2.5 billion at December 31, 2014 to $3.4 billion at June 30, 2015. The increase was primarily due to an increase of $446.4 million in mortgage loans held for sale at fair value and an increase of $404.7 million in MSRs, resulting from growth in our mortgage banking operations and purchases of MSRs.

Total liabilities increased by $811.7 million from $1.7 billion as of December 31, 2014 to $2.5 billion as of June 30, 2015. The increase was primarily attributable to an increase of $441.1 million in mortgage loans sold under agreements to repurchase, an increase of $52.3 million in sales of mortgage loan participation certificates, and increase of $99.6 million in note payable all to fund growth in our inventory of mortgage loans held for sale at fair value and MSRs, and an increase of $167.9 million in liabilities relating to the sale of ESS to PMT.

Cash Flows

Our cash flows for the six months ended June 30, 2015 and 2014 are summarized below:

	Six months ended June 30,
	2015	2014	Change
	(in thousands)
Cash flow activities:
Operating	$(421,410)	$(431,444)	$10,034
Investing	(316,047)	5,612	(321,659)
Financing	735,929	466,003	269,926
Net cash flows	$(1,528)	$40,171	$(41,699)

Our cash flows resulted in a net decrease in cash of $1.5 million during the six months ended June 30, 2015. The decrease was due to cash used in our operating and investing activities exceeding cash provided by our financing activities.

Operating activities

Cash used in operating activities totaled $421.4 million and $431.4 million during the six months ended June 30,  2015 and 2014, respectively, primarily due to the growth of our inventory of mortgage loans held for sale at fair value.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2015 totaled $316.0 million primarily due to our purchases of MSRs during the period. Net cash provided by investing activities during the six months ended June 30, 2014 totaled $5.6 million primarily due to the decrease in short-term investments.

Financing activities

Net cash provided by financing activities totaled  $735.9 million and $466.0 million during the six months ended June 30, 2015 and 2014, respectively, primarily due to increased sales of loans under agreements to repurchase and a mortgage loan participation agreement used to finance the growth in our inventory of mortgage loans held for sale. Cash provided by financing activities also reflects the proceeds received from sales of ESS of $187.3 million and $73.4 million during the six months ended June 30, 2015 and 2014, respectively, used to finance purchases of government MSRs. A portion of the cash provided by financing activities during the six months ended June 30, 2015 was loaned to PMT to finance ESS.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from borrowings, proceeds from and issuance of ESS and/or additional equity offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

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

Our repurchase agreements represent the sales of mortgage loans together with agreements for us to buy back the mortgage loans at a later date. Our repurchase agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Repurchase agreements outstanding:
Average balance	$819,988	$527,990	$719,003	$410,196
Maximum daily balance	$1,264,046	$873,301	$1,264,046	$873,301
Balance at period end	$1,264,046	$825,267

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

With respect to servicing performed for PMT, PLS is also subject to certain covenants under its debt agreements. Covenants in PMT’s debt agreements are equally or sometimes less restrictive than the covenants described above.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2015, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of June 30, 2015, we had on-balance sheet contractual obligations of $1.3 billion to finance assets under agreements to repurchase and $196.0 million to finance assets under our mortgage loan participation and sale agreement. We also had a contractual obligation of $246.5 million relating to a note payable secured by MSRs. We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Mortgage loans sold under agreements to repurchase	$1,263,248	$1,263,248	$—	$—	$—
Mortgage loan participation and sale agreement	195,959	195,959	—	—	—
Note payable	246,456	246,456	—	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	359,102	—	—	—	359,102
Anticipated interest payments related to long-term debt obligations	179,694	24,833	40,823	31,297	82,741
Software licenses (2)	22,244	11,122	11,122	—	—
Office leases	39,644	5,994	8,864	8,048	16,738
Total	$2,306,347	$1,747,612	$60,809	$39,345	$458,581

(1)

The ESS payable to PMT does not have a stated contractual maturity. However, its cash flows are not expected to extend beyond the contractual maturities of the mortgage loans underlying these agreements. Such maturities extend beyond five years.

(2)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $490,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 694,000 at June 30, 2015. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the six months ended June 30, 2015, software license fees totaled $11.7 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2015:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$40,155	September 18, 2015	October 30, 2015
Bank of America, N.A.	$44,354	September 17, 2015	January 29, 2016
Morgan Stanley Bank, N.A.	$12,685	July 28, 2015	July 29, 2015
Citibank, N.A.	$8,569	August 7, 2015	September 7, 2015

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

Note Receivable from PMT

On April 30, 2015, we entered into an amendment to a lending facility pursuant to which we may finance certain of our MSRs and servicing advance receivables. Under the terms of the amendment, the maximum loan amount was increased from $257 million to $407 million. The $150 million increase was implemented for the purpose of facilitating the financing of excess servicing spread (“ESS”) by PMT. The aggregate loan amount outstanding under the lending facility and relating to advances outstanding with PMT is guaranteed in full by PMT.

In connection with the amendment to the lending facility, we entered into an underlying loan and security agreement with PMT, dated as of April 30, 2015, pursuant to which PMT may borrow up to $150 million from us for the purpose of financing ESS.

The principal amount of the borrowings under the Loan and Security Agreement is based upon a percentage of the market value of the ESS pledged by PMT, subject to the maximum loan amount described above. Pursuant to the underlying loan and security agreement, PMT granted us a security interest in all of its right, title and interest in, to and under the ESS pledged to secure loans.

We have agreed with PMT that PMT is required to repay us the principal amount of such borrowings plus accrued interest to the date of such repayment, and we are required to repay our lender the corresponding amount under the lending facility. PMT is also required to pay us a fee for the structuring of the lending facility in an amount equal to the portion of the corresponding fee paid by us to our lender allocable to the increase in the maximum loan amount resulting from the ESS financing. The note matures on October 30, 2015 and interest accrues at a rate based on the lender’s cost of funds.

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of June 30, 2015, we were in compliance in all material respects with these covenants.

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

All of PLS’s borrowings discussed above have short-term maturities that expire as follows as of June 30, 2015:

	Outstanding	Committed
Counterparty (1)	Indebtedness (2)	Facility	Maturity Date (3)
	(in thousands)
Bank of America, N.A.	$488,048	$225,000	January 29, 2016
Bank of America, N.A.	$195,959	$200,000	January 29, 2016
Credit Suisse First Boston Mortgage Capital LLC	$488,906	$500,000	October 30, 2015
Credit Suisse First Boston Mortgage Capital LLC	$246,456	$407,000	October 30, 2015
Morgan Stanley Bank, N.A.	$191,268	$125,000	July 29, 2015
Citibank, N.A.	$95,824	$50,000	September 7, 2015

(1)

The borrowings with Bank of America, N.A. (with a committed amount of $225 million), Citibank, N.A. and Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $500 million) are in the form of sales of mortgage loans under agreements to repurchase. The borrowing with Bank of America, N.A. (with a committed amount of $200 million) is in the form of a mortgage loan participation and sale agreement. The borrowing with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $407 million) is in the form of a note payable secured by certain MSRs and loan servicing advances.

(2)	Represents outstanding indebtedness reduced by cash collateral as of June 30, 2015.

(3)	Represents maturity date as of June 30, 2015.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of June 30, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$621,582	$594,730	$582,103	$558,302	$547,077	$525,859
Change in fair value:
$	$51,613	$24,761	$12,134	$(11,667)	$(22,892)	$(44,110)
%	9.06%	4.34%	2.13%	(2.05)%	(4.02)%	(7.74)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$614,868	$591,683	$580,651	$559,623	$549,598	$530,456
Change in fair value:
$	$44,899	$21,714	$10,682	$(10,346)	$(20,371)	$(39,513)
%	7.88%	3.81%	1.87%	(1.82)%	(3.57)%	(6.93)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$585,577	$577,773	$573,871	$566,067	$562,165	$554,362
Change in fair value:
$	$15,608	$7,804	$3,902	$(3,902)	$(7,804)	$(15,608)
%	2.74%	1.37%	0.68%	(0.68)%	(1.37)%	(2.74)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of June 30, 2015, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$629,725	$604,544	$592,682	$570,282	$559,699	$539,660
Change in fair value:
$	$48,456	$23,275	$11,413	$(10,987)	$(21,570)	$(41,609)
%	8.34%	4.00%	1.96%	(1.89)%	(3.71)%	(7.16)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$630,689	$605,076	$592,959	$569,983	$559,082	$538,355
Change in fair value:
$	$49,419	$23,807	$11,690	$(11,286)	$(22,187)	$(42,914)
%	8.50%	4.10%	2.01%	(1.94)%	(3.82)%	(7.38)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$602,341	$591,805	$586,537	$576,001	$570,733	$560,197
Change in fair value:
$	$21,072	$10,536	$5,268	$(5,268)	$(10,536)	$(21,072)
%	3.63%	1.81%	0.91%	(0.91)%	(1.81)%	(3.63)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our excess servicing spread financing accounted for using the fair value method as of June 30, 2015, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$378,190	$368,409	$363,698	$354,617	$350,239	$341,789
Change in fair value:
$	$19,087	$9,306	$4,596	$(4,485)	$(8,864)	$(17,313)
%	5.32%	2.59%	1.28%	(1.25)%	(2.47)%	(4.82)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$394,010	$375,874	$367,327	$351,184	$343,557	$329,117
Change in fair value:
$	$34,907	$16,772	$8,224	$(7,918)	$(15,545)	$(29,985)
%	9.72%	4.67%	2.29%	(2.20)%	(4.33)%	(8.35)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 74 to 76 of this Report is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of June 30, 2015, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

As of the date of this filing, except as noted below, there have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.  The following risk factor under “Risks Related to Our Mortgage Banking Segment – Regulatory Risks” has been revised as follows:

We may be subject to certain banking regulations that may limit our business activities.

As of June 30, 2015, PNC Financial Services Group Inc. (“PNC”) owned approximately 21% of the outstanding voting common shares of BlackRock, Inc. Based on PNC’s interests in and relationships with BlackRock, Inc., BlackRock, Inc. is deemed to be a non-bank subsidiary of PNC. BlackRock, Inc. is an affiliate of BlackRock Mortgage Ventures, LLC, which is one of our largest equity holders. Due to these relationships, we are deemed to be a non-bank subsidiary of PNC, which is regulated as a financial holding company under the Bank Holding Company Act of 1956, as amended. As a non-bank subsidiary of PNC, we may be subject to certain banking regulations, including the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Such banking regulations could limit the activities and the types of businesses that we may conduct. The Federal Reserve has broad enforcement authority over financial holding companies and their subsidiaries. The Federal Reserve could exercise its power to restrict PNC from having a non-bank subsidiary that is engaged in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity. The Federal Reserve may also impose substantial fines and other penalties for violations that we may commit. To the extent that we are subject to banking regulation, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations.

In addition, provisions of the Dodd-Frank Act referred to as the “Volcker Rule” prohibit or restrict bank holding companies and their affiliates from having an ownership interest in, sponsoring, and conducting certain transactions with certain investment funds, including hedge funds and private equity funds (collectively “covered funds”). The Volcker Rule also prohibits the purchase and sale of certain financial instruments for specified short-term purposes (proprietary trading), which affects certain hedging activities, unless the trading is permitted by an exemption, such as for risk-mitigating hedging purposes. The Volcker Rule applies to us by virtue of our affiliation with PNC through BlackRock. On December 10, 2013, the regulatory agencies responsible for enforcing the Volcker Rule issued implementing regulations that became effective April 1, 2014. While the Dodd-Frank Act provided that bank holding companies were required to conform their proprietary trading and covered funds activities by July 21, 2014, in connection with issuing the final Volcker Rule, the Federal Reserve extended the conformance period until July 21, 2015, except for investments in and relationships with covered funds that were in place prior to December 31, 2013. The Federal Reserve is permitted, by rule or order, to extend the conformance period for one year at a time, for a total of not more than three years. On December 18, 2014, the Federal Reserve issued an order that further extends until July 21, 2016 the conformance period only for the prohibitions and restrictions in connection with covered funds activities under the Volcker Rule. The Federal Reserve stated in the order that it intends to exercise its authority again next year and grant the final one-year extension in order to permit bank holding companies until July 21, 2017 to conform to the covered funds requirements of the Volcker Rule. The Volcker Rule limits our ability to sponsor or manage covered funds and to acquire and retain ownership interests in covered funds, and limits investments in certain covered funds by our employees, among other restrictions.  We will comply with the applicable prohibitions and restrictions to the extent any of our entities has an ownership interest in, sponsors or advises a covered fund. These requirements could disadvantage us against those competitors that are not subject to the Volcker Rule in the ability to trade financial instruments and to manage covered funds.

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

10.9†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.10†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Other Eligible Participants (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

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

10.23

Amendment No. 4 to Second Amended and Restated Flow Servicing Agreement, dated as of March 31, 2015, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

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

10.32

Amendment No. 4 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

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

10.35

Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

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

10.38

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

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

10.41	Amendment No. 1 to the Amended and Restated Flow Servicing Agreement, dated as of December 4, 2014, by and among PennyMac Loan Services, LLC and PNMAC Mortgage Co., LLC.

10.42

Second Amended and Restated Flow Servicing Agreement, dated as of August 1, 2008, as amended effective as of January 1, 2012, by and between PNMAC Mortgage Opportunity Fund Investors, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.43	Amendment No. 1 to the Second Amended and Restated Flow Servicing Agreement, dated as of December 5, 2014, by and among PennyMac Loan Services, LLC and PNMAC Mortgage Opportunity Fund Investors, LLC.

10.44

Amended and Restated Flow Servicing Agreement, dated as of August 1, 2010, by and between PNMAC Mortgage Opportunity Fund, LP and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.45	Amendment No. 1 to the Amended and Restated Flow Servicing Agreement, dated as of December 4, 2014, by and among PennyMac Loan Services, LLC and PNMAC Mortgage Opportunity Fund, LP.

10.46

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

10.52

Amendment No. 4 to Master Repurchase Agreement, dated as of January 3, 2013, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.53

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

10.55

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

10.57

Amendment No. 9 to Master Repurchase Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.58

Guaranty, dated as of March 17, 2011, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.59

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

10.61

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

10.64

Amendment Number Five to the Master Repurchase Agreement, dated February 5, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.50 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.65

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

10.67

Amendment Number Eight to the Master Repurchase Agreement, dated August 7, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.68

Amendment Number Nine to the Master Repurchase Agreement, dated September 8, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.69	Amendment Number Ten to the Master Repurchase Agreement, dated July 6, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A.

10.70

Amendment Number Eleven to the Master Repurchase Agreement, dated August 3, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 5, 2015).

10.71

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

10.73

Amendment No. 1 to Second Amended and Restated Loan Security Agreement, dated as of December 12, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.74

Amendment No. 2 to Second Amended and Restated Loan Security Agreement, dated as of March 22, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.75

Amendment No. 3 to Second Amended and Restated Loan Security Agreement, dated as of December 30, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2014).

10.76

Amendment No. 4 to Second Amended and Restated Loan Security Agreement, dated as of October 31, 2014 among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.66 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.77

Third Amended and Restated Loan and Security Agreement, dated as of March 27, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2015).

10.78	Amendment No. 1 to Third Amended and Restated Loan and Security Agreement, dated as of June 5, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC.

10.79	Amendment No. 2 to Third Amended and Restated Loan and Security Agreement, dated as of July 27, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC.

10.80

Master Spread Participation Agreement, dated as of March 27, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.73 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.81

Loan and Security Agreement, dated as of April 30, 2015, among PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.82

Amended and Restated Guaranty, dated as of March 27, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 10.67 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.83

Second Amended and Restated Guaranty, dated as of March 27, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2015).

10.84

Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant’s Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

10.85

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 5, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.86

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.87

Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of March 13, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.59 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.88

Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 5, 2014).

10.89

Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.65 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.90

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

10.92

Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of December 23, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.93

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

10.95

Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.96

Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.63 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.97

Amendment Number Three to the Master Repurchase Agreement, dated as of June 30, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.98	Amendment Number Four to the Master Repurchase Agreement, dated as of June 29, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.

10.99

Amendment Number Five to the Master Repurchase Agreement, dated as of July 27, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 27, 2015).

10.100

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.101

Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 13, 2014, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.102

Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.84 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.103

Amended and Restated Guaranty, dated as of August 13, 2014, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.73 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.104	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (ii) the Consolidated Statements of Income for the quarters ended June 30, 2015 and June 30, 2014, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended June 30, 2015 and June 30, 2014, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2015 and June 30, 2014 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: August 7, 2015	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board of Directors and Chief Executive Officer

Dated: August 7, 2015	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer