Form 10-Q
period 2015-09-30
PENNYMAC FINANCIAL SERVICES, INC.
filed 2015-11-06
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2015
Class A Common Stock, $0.0001 par value	21,886,868
Class B Common Stock, $0.0001 par value	51

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2015

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

You should not place undue reliance on any forward‑looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015 and our Quarterly Reports on Form 10-Q filed thereafter.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2015	2014
	(in thousands, except share data)
ASSETS
Cash	$47,415	$76,256
Short-term investments at fair value	24,766	21,687
Mortgage loans held for sale at fair value (includes $1,420,782 and $976,772 pledged to secure mortgage loans sold under agreements to repurchase; and $255,134 and $148,133 pledged to secure mortgage loan participation and sale agreement)	1,696,980	1,147,884
Derivative assets	53,569	38,457
Servicing advances, net (includes $26,503 and $18,686 valuation allowance)	252,172	228,630
Carried Interest due from Investment Funds	70,196	67,298
Investment in PennyMac Mortgage Investment Trust at fair value	1,160	1,582
Mortgage servicing rights (includes $669,667 and $325,383 at fair value; $619,840 and $392,254 pledged to secure note payable; and $418,573 and $191,166 subject to excess servicing spread financing)	1,307,392	730,828
Furniture, fixtures, equipment and building improvements, net	14,107	11,339
Capitalized software, net	2,035	567
Note receivable from PennyMac Mortgage Investment Trust—secured	150,000	—
Receivable from PennyMac Mortgage Investment Trust	17,220	23,871
Receivable from Investment Funds	1,542	2,291
Deferred tax asset	25,878	46,038
Loans eligible for repurchase	97,455	72,539
Other	53,435	37,419
Total assets	$3,815,322	$2,506,686
LIABILITIES
Mortgage loans sold under agreements to repurchase	$1,286,411	$822,252
Mortgage loan participation and sale agreement	247,410	143,568
Note payable	406,990	146,855
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	418,573	191,166
Derivative liabilities	4,632	6,513
Accounts payable and accrued expenses	85,530	62,715
Mortgage servicing liabilities at fair value	10,724	6,306
Payable to Investment Funds	30,211	35,908
Payable to PennyMac Mortgage Investment Trust	147,326	123,315
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	72,275	75,024
Liability for loans eligible for repurchase	97,455	72,539
Liability for losses under representations and warranties	18,478	13,259
Total liabilities	2,826,015	1,699,420

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 21,842,868 and 21,577,686 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 51 and 54 shares, respectively	—	—
Additional paid-in capital	169,297	162,720
Retained earnings	85,699	51,242
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	254,998	213,964
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	734,309	593,302
Total stockholders' equity	989,307	807,266
Total liabilities and stockholders’ equity	$3,815,322	$2,506,686

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except earnings per share)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$85,744	$50,276	$247,822	$128,942
Recapture payable to PennyMac Mortgage Investment Trust	(3,098)	(2,143)	(5,843)	(6,567)
	82,646	48,133	241,979	122,375
Loan origination fees	29,448	11,823	70,551	29,048
Fulfillment fees from PennyMac Mortgage Investment Trust	17,553	15,497	45,752	36,832
Net loan servicing fees:
Loan servicing fees
From non-affiliates	83,424	44,647	200,392	124,061
From PennyMac Mortgage Investment Trust	11,736	12,325	34,542	41,096
From Investment Funds	796	1,116	1,917	6,754
Ancillary and other fees	10,096	6,620	33,131	16,609
	106,052	64,708	269,982	188,520
Amortization, impairment and change in fair value of mortgage servicing rights	(59,065)	(20,339)	(128,073)	(58,271)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	10,271	9,539	10,674	24,392
	(48,794)	(10,800)	(117,399)	(33,879)
Net loan servicing fees	57,258	53,908	152,583	154,641
Management fees:
From PennyMac Mortgage Investment Trust	5,742	9,623	18,524	26,609
From Investment Funds	714	1,756	3,384	5,877
	6,456	11,379	21,908	32,486
Carried Interest from Investment Funds	1,483	1,902	2,898	5,893
Net interest expense:
Interest income:
From non-affiliates	13,764	8,975	35,348	19,337
From PennyMac Mortgage Investment Trust	1,289	—	1,822	—
	15,053	8,975	37,170	19,337
Interest expense:
To non-affiliates	12,918	8,136	31,526	17,253
To PennyMac Mortgage Investment Trust	8,026	3,577	17,596	9,578
	20,944	11,713	49,122	26,831
Net interest expense	(5,891)	(2,738)	(11,952)	(7,494)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(158)	8	(295)	20
Other	410	713	2,446	2,751
Total net revenue	189,205	140,625	525,870	376,552
Expenses
Compensation	74,129	48,375	202,695	138,232
Servicing	16,770	13,914	55,108	28,698
Technology	6,676	4,350	18,104	10,914
Loan origination	4,314	2,537	12,813	5,952
Professional services	3,803	3,290	10,710	8,150
Other	9,590	5,467	24,480	14,806
Total expenses	115,282	77,933	323,910	206,752
Income before provision for income taxes	73,923	62,692	201,960	169,800
Provision for income taxes	8,575	7,232	23,308	19,385
Net income	65,348	55,460	178,652	150,415
Less: Net income attributable to noncontrolling interest	52,668	44,971	144,195	122,336
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$12,680	$10,489	$34,457	$28,079

Earnings per share
Basic	$0.58	$0.49	$1.59	$1.33
Diluted	$0.58	$0.49	$1.58	$1.32
Weighted average common shares outstanding
Basic	21,810	21,432	21,702	21,149
Diluted	76,138	75,949	76,098	75,918

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	PennyMac Financial Services, Inc. Stockholders						Noncontrolling
							interest in Private
					Additional		National Mortgage	Total
	Number of shares		Common stock		paid-in	Retained	Acceptance	stockholders'
	Class A	Class B	Class A	Class B	capital	earnings	Company, LLC	equity
	(in thousands)
Balance at December 31, 2013	20,813	—	$2	$—	$153,000	$14,400	$461,802	$629,204
Net income	—	—	—	—	—	28,079	122,336	150,415
Stock and unit-based compensation	32	—	—	—	2,086	—	5,393	7,479
Distributions	—	—	—	—	—	—	(20,300)	(20,300)
Issuance of common stock in settlement of directors' fees	9	—	—	—	147	—	—	147
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	672	—	—	—	6,572	—	(6,572)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	—	—	(496)	—	—	(496)
Balance at September 30, 2014	21,526	—	$2	$—	$161,309	$42,479	$562,659	$766,449

Balance at December 31, 2014	21,578	—	$2	$—	$162,720	$51,242	$593,302	$807,266
Net income	—	—	—	—	—	34,457	144,195	178,652
Stock and unit-based compensation	75	—	—	—	3,746	—	9,358	13,104
Distributions	—	—	—	—	—	—	(9,627)	(9,627)
Issuance of common stock in settlement of directors' fees	13	—	—	—	223	—	—	223
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	177	—	—	—	2,919	—	(2,919)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	—	—	(311)	—	—	(311)
Balance at September 30, 2015	21,843	—	$2	$—	$169,297	$85,699	$734,309	$989,307

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash flow from operating activities
Net income	$178,652	$150,415
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(241,979)	(122,375)
Accrual of servicing rebate to Investment Funds	1,193	681
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	117,399	33,879
Carried Interest from Investment Funds	(2,898)	(5,893)
Accrual of interest on excess servicing spread financing	17,596	9,578
Amortization of debt issuance costs and commitment fees relating to financing facilities	5,688	4,217
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	422	115
Stock and unit-based compensation expense	13,104	7,479
Provision for servicing advance losses	23,538	8,519
Depreciation and amortization	1,585	972
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(24,877,077)	(11,947,251)
Originations of mortgage loans held for sale	(3,106,147)	(1,261,747)
Purchase of mortgage loans from Ginnie Mae securities for modification and subsequent sale	(989,009)	(897,381)
Capitalization of interest on mortgage loans held for sale at fair value	(11,703)	—
Sale and principal payments of mortgage loans held for sale	28,346,871	13,362,317
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	13,708	4,955
Repurchase of mortgage loans by PennyMac Mortgage Investment Trust	12,379	—
Repurchase of mortgage loans subject to representations and warranties	(17,112)	(1,757)
Increase in servicing advances	(47,080)	(54,850)
Increase in receivable from Investment Funds	(444)	(468)
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	8,889	(781)
Decrease in deferred tax asset	21,399	14,670
Decrease in payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(4,299)	—
Increase in other assets	(23,113)	(38,806)
Increase in accounts payable and accrued expenses	22,280	16,359
Decrease in payable to Investment Funds	(5,697)	(1,063)
Increase in payable to PennyMac Mortgage Investment Trust	22,698	23,136
Net cash used in operating activities	(519,157)	(695,080)
Cash flow from investing activities
(Increase) decrease in short-term investments	(3,079)	106,247
Advance on note receivable from PennyMac Mortgage Investment Trust—secured	(168,546)	—
Repayment of note receivable from PennyMac Mortgage Investment Trust—secured	18,546	—
Purchase of mortgage servicing rights	(379,264)	(113,348)
Sale of mortgage servicing rights	—	10,916
Settlement of derivative financial instruments used for hedging	(3,678)	3,048
Purchase of furniture, fixtures, equipment and building improvements	(5,716)	(4,006)
Acquisition of capitalized software	(1,745)	(56)
Decrease (increase) in margin deposits and restricted cash	5,331	(1,620)
Net cash (used in) provided by investing activities	(538,151)	1,181
Cash flow from financing activities
Sale of loans under agreements to repurchase	25,947,385	12,500,064
Repurchase of loans sold under agreements to repurchase	(25,482,890)	(12,041,909)
Issuance of mortgage loan participation certificates	13,265,896	180,062
Repayment of mortgage loan participation certificates	(13,162,123)	(37,679)
Borrowing on note payable	289,556	102,794
Repayment of note payable	(29,411)	—
Issuance of excess servicing spread financing	271,452	82,646
Repayment of excess servicing spread financing	(55,800)	(25,280)
Repayment of leases payable	(6)	—
Payment of debt issuance costs	(5,965)	—
Distribution to Private National Mortgage Acceptance Company, LLC partners	(9,627)	(20,187)
Net cash provided by financing activities	1,028,467	740,511
Net (decrease) increase in cash	(28,841)	46,612
Cash at beginning of period	76,256	30,639
Cash at end of period	$47,415	$77,251

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

ASU 2015-03 specifies that its adoption be made on a retrospective basis. Accordingly, the Company has reclassified its debt issuance costs from Other assets as previously presented to Mortgage loans sold under agreements to repurchase and Mortgage loan participation and sale agreement to conform its December 31, 2014 balance sheet to the current presentation. The adoption of ASU 2015-03 did not result in changes to the Company’s previously presented consolidated statements of income or consolidated statements of cash flows.

Following is a summary of the balance sheet reclassifications:

	December 31, 2014
	As reported	As previously reported	Reclassification
	(in thousands)
Assets:
Other	$37,419	$37,858	$(439)
Total assets	$2,506,686	$2,507,125	$(439)
Liabilities:
Mortgage loans sold under agreements to repurchase	$822,252	$822,621	$(369)
Mortgage loan participation and sale agreement	$143,568	$143,638	$(70)
Total liabilities	$1,699,420	$1,699,859	$(439)
Total liabilities and stockholders' equity	$2,506,686	$2,507,125	$(439)

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees charged to these entities (generally comprised of fulfillment fees, loan servicing fees, management fees and Carried Interest) totaled 20% and 33% of total net revenue for the quarters ended September 30, 2015 and 2014, respectively, and 18% and 35% for the nine months ended September 30, 2015 and 2014, respectively.

Note 3—Transactions with Affiliates

Transactions with PMT

Correspondent Production Activities

Following is a summary of mortgage lending and sourcing activity between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fulfillment fee revenue	$17,553	$15,497	$45,752	$36,832
Unpaid principal balance of loans fulfilled for PennyMac Mortgage Investment Trust	$4,073,201	$3,677,613	$10,542,411	$8,588,955

Sourcing fees paid	$3,236	$1,384	$7,084	$3,401
Unpaid principal balance of loans purchased from PennyMac Mortgage Investment Trust	$10,783,882	$4,609,947	$23,602,020	$11,332,898

Proceeds from sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	$1,047	$2,970	$11,875	$4,955
Tax service fee receivable from PennyMac Mortgage Investment Trust	$1,291	$703	$3,293	$1,753
Mortgage servicing rights recapture recognized	$670	$—	$670	$9

Mortgage Loan Servicing Activities

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Loan servicing fees relating to PennyMac Mortgage Investment Trust:
Mortgage loans acquired for sale at fair value:
Base and supplemental	$130	$28	$198	$74
Activity-based	153	35	243	112
	283	63	441	186
Mortgage loans at fair value:
Base and supplemental	3,896	4,662	12,053	14,549
Activity-based	2,961	4,076	8,948	16,208
	6,857	8,738	21,001	30,757
Mortgage loans held in a variable interest entity by PennyMac Mortgage Investment Trust:
Base and supplemental	34	17	92	71
Activity-based	—	—	—	—
	34	17	92	71
Mortgage servicing rights:
Base and supplemental	4,473	3,459	12,783	9,930
Activity-based	89	48	225	152
	4,562	3,507	13,008	10,082
	$11,736	$12,325	$34,542	$41,096

Management Activities

Following is a summary of the management fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Management fees:
Base	$5,742	$6,033	$17,181	$17,392
Performance incentive	—	3,590	1,343	9,217
	$5,742	$9,623	$18,524	$26,609

Investing and Financing Activities

Following is a summary of investing and financing activity between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Financing activities:
Excess servicing spread financing:
Issuance	$84,165	$9,253	$271,452	$82,646
Repayment	$24,717	$8,786	$55,800	$25,280
Change in fair value (gain) loss	$10,271	$9,539	$10,674	$24,392
Interest expense	$8,026	$3,577	$17,596	$9,578
Recapture recognized	$2,428	$2,143	$5,173	$6,558
Investing activities:
Note receivable from PennyMac Mortgage Investment Trust—secured:
Advances	$97,474	$—	$168,546	$—
Repayment	$—	$—	$18,546	$—
Interest income	$1,289	$—	$1,822	$—

The Company is a party to a Third Amended and Restated Loan and Security Agreement, dated as of March 27, 2015, pursuant to which it finances certain of its mortgage servicing rights (“MSRs”) and servicing advance receivables with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) (the “Loan and Security Agreement”). On April 30, 2015, the Company amended and restated the Loan and Security Agreement to increase the maximum loan amount thereunder to $407 million, a  $150 million increase for the purpose of facilitating the financing of the related excess servicing spread (“ESS”) by PMT.

In connection with the Loan and Security Agreement, the Company and PMT entered into an underlying loan and security agreement, dated as of April 30, 2015, pursuant to which PMT may borrow up to $150 million from the Company for the purpose of financing ESS. The principal amount of the borrowings under the Loan and Security Agreement is based upon a percentage of the fair value of the ESS pledged by PMT, subject to the $150 million sublimit described above. Pursuant to the underlying loan and security agreement, PMT granted to the Company a security interest in all of its right, title and interest in, to and under the ESS pledged to secure loans. The portion of the loan amount outstanding under the Loan and Security Agreement and relating to advances outstanding with PMT under the underlying loan and security agreement is guaranteed in full by PMT.

The Company and PMT have agreed that PMT is required to repay the Company the principal amount of such borrowings plus accrued interest to the date of such repayment, and the Company is required to repay CSFB the corresponding amount under the Loan and Security Agreement. Interest accrues under the underlying loan and security agreement at a rate based on CSFB’s cost of funds.  PMT was also required to pay the Company a fee for the structuring of the Loan and Security Agreement in an amount equal to the portion of the corresponding fee paid by the Company to CSFB under the Loan and Security Agreement and allocable to the $150.0 million relating to the ESS financing.

As of September 30, 2015, $150.0 million of principal was outstanding and included in Note receivable from PennyMac Mortgage Investment Trust—secured on the accompanying consolidated balance sheets.

Other Transactions

In connection with PMT’s initial public offering of common shares on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. The Company received reimbursement payments from PMT totaling $7,000 and $237,000 for the quarter and nine months ended September 30, 2015, respectively, and $256,000 and $292,000 during the quarter and nine months ended September 30, 2014, respectively.

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company (1)	$2,694	$2,912	$8,125	$8,181
Expenses incurred on PMT's behalf	(85)	122	377	671
	$2,609	$3,034	$8,502	$8,852
Payments and settlements during the period (2)	$17,709	$31,621	$64,575	$72,975

(1)

During the quarter and nine month periods ended September 30, 2015, in accordance with the terms of its management agreement with PMT, the Company provided PMT with discretionary waivers of $900,000 and $1.6 million, respectively, of overhead expenses otherwise allocable to PMT.

(2)

Payments and settlements include payments for correspondent production activities, loan servicing activities, management activities, investment activities and financing activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from PMT are summarized below:

	September 30,	December 31,
	2015	2014
	(in thousands)
Management fees	$5,742	$8,426
Allocated expenses	5,237	6,581
Fulfillment fees	3,031	506
Servicing fees	2,310	3,385
Conditional Reimbursement	900	1,137
Unsettled excess servicing spread issuance	—	3,836
	$17,220	$23,871

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest as of September 30, 2015 and December 31, 2014. The common shares of beneficial interest had fair values of $1.2 million and $1.6 million as of September 30, 2015 and December 31, 2014, respectively.

Of the $147.3 million payable to PMT as of September 30, 2015, $138.3 million represents deposits made by PMT to fund servicing advances made by the Company, $8.2 million represents other expenses and unsettled ESS financing activity, and $800,000 represents MSR recapture payable to PMT.

Of the $123.3 million payable to PMT as of December 31, 2014, $116.7 million represents deposits made by PMT to fund servicing advances made by the Company, $6.2 million represents other expenses and unsettled ESS financing activity, and $460,000 represents MSR recapture payable to PMT.

Transactions with Investment Funds

Amounts due from the Investment Funds are summarized below:

	September 30,	December 31,
	2015	2014
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$42,283	$40,771
PNMAC Mortgage Opportunity Fund Investors, LLC	27,913	26,527
	$70,196	$67,298
Receivable from Investment Funds:
Management fees	$722	$1,596
Loan servicing fees	315	476
Expense reimbursements	284	30
Loan servicing rebate	221	189
	$1,542	$2,291

Amounts due to the Investment Funds totaling $30.2 million and $35.9 million represent amounts advanced by the Investment Funds to fund servicing advances made by the Company as of September 30, 2015 and December 31, 2014, respectively.

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by PFSI to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $72.3 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2015. The Company made payments under the tax receivable agreement totaling $0 and $4.3 million during the quarter and nine months ended September 30, 2015.

Note 4—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined using net income attributable to the Company’s common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is determined by dividing diluted net income attributable to the Company’s common stockholders by the weighted average number of shares of common stock outstanding, assuming all potentially dilutive shares of common stock were issued.

The Company applies the treasury stock method to determine the dilutive weighted average shares of common stock represented by the non-vested unit-based and stock-based compensation awards. The diluted earnings per share calculation assumes the exchange of these PennyMac Class A units for shares of common stock. Accordingly, earnings attributable to the Company’s common stockholders is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the income taxes applicable to the shares of common stock assumed to be exchanged.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$12,680	$10,489	$34,457	$28,079
Weighted average shares of common stock outstanding	21,810	21,432	21,702	21,149
Basic earnings per share of common stock	$0.58	$0.49	$1.59	$1.33

Diluted earnings per share of common stock:
Net income	$12,680	$10,489	$34,457	$28,079
Effect of net income attributable to noncontrolling interest, net of income taxes	31,418	26,620	86,012	72,374
Diluted net income attributable to common stockholders	$44,098	$37,109	$120,469	$100,453
Weighted average shares of common stock outstanding	21,810	21,432	21,702	21,149
Dilutive shares:
PennyMac Class A units exchangeable to common stock	54,042	53,492	53,744	53,569
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	163	975	528	1,155
Shares issuable under stock-based compensation plans	123	50	124	45
Diluted weighted average shares of common stock outstanding	76,138	75,949	76,098	75,918
Diluted earnings per share of common stock	$0.58	$0.49	$1.58	$1.32

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans in the form of loan servicing arrangements and a liability for representations and warranties it makes to purchasers and insurers of the mortgage loans, as well as unpaid principal balance information at period end.

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cash flows:
Sales proceeds	$12,738,035	$5,345,227	$28,357,226	$13,367,272
Servicing fees received (1)	$33,745	$30,609	$103,057	$78,075
Net servicing advances (recoveries)	$(9,778)	$6,520	$(18,733)	$2,182
Period end information:
Unpaid principal balance of mortgage loans outstanding at end of period	$55,216,410	$33,297,161
Delinquencies:
30-89 days	$1,303,412	$662,863
90 days or more or in foreclosure or bankruptcy	$1,249,692	$168,503

(1)	Net of guarantee fees paid to the Agencies.

The unpaid principal balance (“UPB”) of the Company’s mortgage servicing portfolio is summarized as follows:

	September 30, 2015
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$107,933,619	$—	$107,933,619
Affiliated entities	—	45,294,101	45,294,101
Mortgage loans held for sale	1,602,692	—	1,602,692
	$109,536,311	$45,294,101	$154,830,412
Amount subserviced for the Company (1)	$1,798	$—	$1,798
Delinquent mortgage loans:
30 days	$2,558,944	$340,589	$2,899,533
60 days	800,846	137,172	938,018
90 days or more
Not in foreclosure	1,124,614	872,914	1,997,528
In foreclosure	508,771	1,291,618	1,800,389
Foreclosed	19,755	577,581	597,336
	$5,012,930	$3,219,874	$8,232,804
Custodial funds managed by the Company (2)	$2,895,891	$556,565	$3,452,456

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Mortgage loans are subserviced for the Company on a transitional basis for loans where the Company has obtained the rights to service the loans but servicing of the loans has not yet been transferred to the Company’s servicing system.

(2)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the mortgage loans’ investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

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

(2)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the mortgage loans’ investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of mortgage loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2015	2014
	(in thousands)
California	$38,425,517	$33,751,630
Texas	11,542,716	6,954,778
Virginia	9,209,929	6,360,171
Florida	9,154,980	5,573,215
Maryland	5,784,906	*
Washington	*	3,830,587
All other states	80,712,364	49,509,668
	$154,830,412	$105,980,049

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

Following are summaries of derivative assets and related netting amounts.

Offsetting of Derivative Assets

	September 30, 2015			December 31, 2014
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
Forward purchase contracts	$37,265	$—	$37,265	$9,060	$—	$9,060
Forward sale contracts	862	—	862	320	—	320
MBS put options	604	—	604	476	—	476
Put options on interest rate futures purchase contracts	1,301	—	1,301	862	—	862
Call options on interest rate futures purchase contracts	4,539	—	4,539	2,193	—	2,193
Netting	—	(35,465)	(35,465)	—	(7,807)	(7,807)
	44,571	(35,465)	9,106	12,911	(7,807)	5,104
Derivatives not subject to master netting arrangements - IRLCs	44,463	—	44,463	33,353	—	33,353
	$89,034	$(35,465)	$53,569	$46,264	$(7,807)	$38,457

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	September 30, 2015				December 31, 2014
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$44,463	$—	$—	$44,463	$33,353	$—	$—	$33,353
RJ O'Brien	4,637	—	—	4,637	2,005	—	—	2,005
Jefferies & Co.	1,544	—	—	1,544	764	—	—	764
Bank of America, N.A.	1,057	—	—	1,057	—	—	—	—
Nomura	606	—	—	606	322	—	—	322
Wells Fargo Bank, N.A.	356	—	—	356	379	—	—	379
Goldman Sachs	—	—	—	—	600	—	—	600
JP Morgan	—	—	—	—	526	—	—	526
Others	906	—	—	906	508	—	—	508
	$53,569	$—	$—	$53,569	$38,457	$—	$—	$38,457

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The mortgage loans sold under agreements to repurchase do not qualify for netting.

	September 30, 2015			December 31, 2014
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives subject to a master netting arrangement:
Forward purchase contracts	$113	$—	$113	$141	$—	$141
Forward sale contracts	36,619	—	36,619	16,110	—	16,110
Put options on interest rate futures sale contracts	—	—	—	8	—	8
Netting	—	(33,025)	(33,025)	—	(10,698)	(10,698)
	36,732	(33,025)	3,707	16,259	(10,698)	5,561
Derivatives not subject to a master netting arrangement - IRLCs	925	—	925	952	—	952
Total derivatives	37,657	(33,025)	4,632	17,211	(10,698)	6,513
Mortgage loans sold under agreements to repurchase:
Amount outstanding	1,287,116	—	1,287,116	822,621	—	822,621
Unamortized debt issuance costs	(705)	—	(705)	(369)	—	(369)
	1,286,411	—	1,286,411	822,252	—	822,252
	$1,324,068	$(33,025)	$1,291,043	$839,463	$(10,698)	$828,765

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

	September 30, 2015				December 31, 2014
		Gross amount				Gross amount
		not offset in the				not offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount			Net amount	Net amount			Net amount
	of liabilities			of liabilities	of liabilities			of liabilities
	in the		Cash	in the	in the		Cash	in the
	consolidated	Financial	collateral	consolidated	consolidated	Financial	collateral	consolidated
	balance sheet	instruments	pledged	balance sheet	balance sheet	instruments	pledged	balance sheet
	(in thousands)
Interest rate lock commitments	$925	$—	$—	$925	$952	$—	$—	$952
Credit Suisse First Boston Mortgage Capital LLC	496,904	(496,855)	—	49	464,737	(463,541)	—	1,196
Bank of America, N.A.	494,691	(494,691)	—	—	236,909	(236,771)	—	138
Morgan Stanley Bank, N.A.	198,790	(198,687)	—	103	122,148	(122,031)	—	117
Citibank, N.A.	97,190	(96,883)	—	307	699	(278)	—	421
Bank of Oklahoma	978	—	—	978	486	—	—	486
Multi-Bank	401	—	—	401	—	—	—	—
JP Morgan	352	—	—	352	—	—	—	—
Bank of New York Mellon	—	—	—	—	1,552	—	—	1,552
Others	1,517	—	—	1,517	1,651	—	—	1,651
	$1,291,748	$(1,287,116)	$—	$4,632	$829,134	$(822,621)	$—	$6,513

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets,  its originated MSRs relating to loans with initial interest rates of more than 4.5% and purchased MSRs subject to ESS financing to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also elected to account for its ESS financing at fair value as a means of hedging the related MSRs’ fair value risk.

The Company’s subsequent accounting for MSRs is based on the class of MSRs. Originated MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs relating to mortgage loans with initial interest rates of more than 4.5% and purchased MSRs subject to ESS financing are accounted for at fair value with changes in fair value recorded in current period income.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$24,766	$—	$—	$24,766
Mortgage loans held for sale at fair value	—	1,633,358	63,622	1,696,980
Derivative assets:
Interest rate lock commitments	—	—	44,463	44,463
Forward purchase contracts	—	37,265	—	37,265
Forward sales contracts	—	862	—	862
MBS put options	—	604	—	604
Put options on interest rate futures purchase contracts	1,301	—	—	1,301
Call options on interest rate futures purchase contracts	4,539	—	—	4,539
Total derivative assets before netting	5,840	38,731	44,463	89,034
Netting (1)	—	—	—	(35,465)
Total derivative assets	5,840	38,731	44,463	53,569
Investment in PennyMac Mortgage Investment Trust	1,160	—	—	1,160
Mortgage servicing rights at fair value	—	—	669,667	669,667
	$31,766	$1,672,089	$777,752	$2,446,142
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$418,573	$418,573
Derivative liabilities:
Interest rate lock commitments	—	—	925	925
Forward purchase contracts	—	113	—	113
Forward sales contracts	—	36,619	—	36,619
Total derivative liabilities before netting	—	36,732	925	37,657
Netting (1)	—	—	—	(33,025)
Total derivative liabilities	—	36,732	925	4,632
Mortgage servicing liabilities	—	—	10,724	10,724
	$—	$36,732	$430,222	$433,929

(1)

Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2014
	Level 1	Level 2		Total	Total
	(in thousands)
Assets:
Short-term investments	$21,687		$—	$—	$21,687
Mortgage loans held for sale at fair value	—		937,976	209,908	1,147,884
Derivative assets:
Interest rate lock commitments	—		—	33,353	33,353
Forward purchase contracts	—		9,060	—	9,060
Forward sales contracts	—		320	—	320
MBS put options	—		476	—	476
Put options on interest rate futures purchase contracts	862		—	—	862
Call options on interest rate futures purchase contracts	2,193		—	—	2,193
Total derivative assets before netting	3,055		9,856	33,353	46,264
Netting (1)	—		—	—	(7,807)
Total derivative assets	3,055		9,856	33,353	38,457
Investment in PennyMac Mortgage Investment Trust	1,582		—	—	1,582
Mortgage servicing rights at fair value	—		—	325,383	325,383
	$26,324		$947,832	$568,644	$1,534,993
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—		$—	$191,166	$191,166
Derivative liabilities:
Interest rate lock commitments	—		—	952	952
Forward purchase contracts	—		141	—	141
Forward sales contracts	—		16,110	—	16,110
Put options on interest rate futures sale contracts	8		—	—	8
Total derivative liabilities before netting	8		16,251	952	17,211
Netting (1)	—		—	—	(10,698)
Total derivative liabilities	8		16,251	952	6,513
Mortgage servicing liabilities	—		—	6,306	6,306
	$8		$16,251	$198,424	$203,985

(1)

Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

As shown above, all or a portion of the Company’s mortgage loans held for sale, IRLCs, MSRs at fair value, mortgage servicing liabilities and ESS financing are measured using Level 3 inputs. Following are roll forwards of these items for the quarters and nine months ended September 30, 2015 and 2014:

	Quarter ended September 30, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, June 30, 2015	$34,085	$27,737	$581,269	$643,091
Purchases	391,578	—	109,131	500,709
Sales	(286,481)	—	—	(286,481)
Repayments	(14,465)	—	—	(14,465)
Interest rate lock commitments issued, net	—	73,133	—	73,133
Mortgage servicing rights resulting from mortgage loan sales	—	—	6,989	6,989
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	826	58,659	(27,722)	31,763
	826	58,659	(27,722)	31,763
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(61,921)	—	—	(61,921)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(115,991)	—	(115,991)
Balance, September 30, 2015	$63,622	$43,538	$669,667	$776,827
Changes in fair value recognized during the period relating to assets still held at September 30, 2015	$(614)	$43,538	$(27,722)	$15,202

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Quarter ended September 30, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, June 30, 2015	$359,102	$11,791	$370,893
Issuance of excess servicing spread financing	84,165	—	84,165
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,268	—	2,268
Accrual of interest on excess servicing spread	8,026	—	8,026
Repayments	(24,717)	—	(24,717)
Mortgage servicing liabilities resulting from mortgage loan sales	—	8,358	8,358
Changes in fair value included in income	(10,271)	(9,425)	(19,696)
Balance, September 30, 2015	$418,573	$10,724	$429,297
Changes in fair value recognized during the period relating to liabilities still held at September 30, 2015	$(10,271)	$(9,425)	$(19,696)

	Quarter ended September 30, 2014
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, June 30, 2014	$254,656	$29,750	$308,599	$593,005
Purchases	217,498	—	15,704	233,202
Repayments	(10,659)	—	—	(10,659)
Interest rate lock commitments issued, net	—	30,727	—	30,727
Mortgage servicing rights resulting from mortgage loan sales	—	—	6,381	6,381
Sales	(74,817)	—	—	(74,817)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	1,797	2,289	(11,535)	(7,449)
	1,797	2,289	(11,535)	(7,449)
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(102,419)	—	—	(102,419)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(40,130)	—	(40,130)
Balance, September 30, 2014	$286,056	$22,636	$319,149	$627,841
Changes in fair value recognized during the period relating to assets still held at September 30, 2014	$1,797	$22,636	$(11,535)	$12,898

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Quarter ended September 30, 2014
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, June 30, 2014	$190,244	$5,821	$196,065
Issuance of excess servicing spread financing	9,253	—	9,253
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment	2,619	—	2,619
Accrual of interest on excess servicing spread	3,577	—	3,577
Repayments	(8,786)	—	(8,786)
Changes in fair value included in income	(9,539)	(1,730)	(11,269)
Balance, September 30, 2014	$187,368	$4,091	$191,459
Changes in fair value recognized during the period relating to liabilities still held at September 30, 2014	$(9,539)	$(1,730)	$(11,269)

	Nine months ended September 30, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2014	$209,908	$32,401	$325,383	$567,692
Purchases	857,863	—	379,264	1,237,127
Sales	(798,335)	—	—	(798,335)
Repayments	(34,467)	—	—	(34,467)
Interest rate lock commitments issued, net	—	217,278	—	217,278
Mortgage servicing rights resulting from mortgage loan sales	—	—	13,107	13,107
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	4,054	—	—	4,054
Other factors	35	48,367	(48,087)	315
	4,089	48,367	(48,087)	4,369
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(175,436)	—	—	(175,436)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(254,508)	—	(254,508)
Balance, September 30, 2015	$63,622	$43,538	$669,667	$776,827
Changes in fair value recognized during the period relating to assets still held at September 30, 2015	$(1,145)	$43,538	$(48,087)	$(5,694)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Nine months ended September 30, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2014	$191,166	$6,306	$197,472
Issuance of excess servicing spread financing	271,452	—	271,452
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	4,833	—	4,833
Accrual of interest on excess servicing spread	17,596	—	17,596
Repayments	(55,800)	—	(55,800)
Mortgage servicing liabilities resulting from mortgage loan sales	—	20,442	20,442
Changes in fair value included in income	(10,674)	(16,024)	(26,698)
Balance, September 30, 2015	$418,573	$10,724	$429,297
Changes in fair value recognized during the year relating to liabilities still held at September 30, 2015	$(10,674)	$(16,024)	$(26,698)

	Nine months ended September 30, 2014
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance December 31, 2013	$3,933	$6,761	$224,913	$235,607
Purchases	897,381	—	113,348	1,010,729
Repayments	(16,778)	—	—	(16,778)
Interest rate lock commitments issued, net	—	113,559	—	113,559
Mortgage servicing rights resulting from mortgage loan sales	—	—	20,647	20,647
Sales	(435,437)	—	(10,916)	(446,353)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	(84)	21,768	(28,843)	(7,159)
	(84)	21,768	(28,843)	(7,159)
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(162,959)	—	—	(162,959)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(119,452)	—	(119,452)
Balance, September 30, 2014	$286,056	$22,636	$319,149	$627,841
Changes in fair value recognized during the period relating to assets still held at September 30, 2014	$(84)	$22,636	$(28,878)	$(6,326)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Nine months ended September 30, 2014
	Excess	Mortgage
	servicing spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance December 31, 2013	$138,723	$—	$138,723
Issuance of excess servicing spread financing	82,646	—	82,646
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	6,093	—	6,093
Accrual of interest on excess servicing spread financing	9,578	—	9,578
Repayments	(25,280)	—	(25,280)
Changes in fair value included in income	(24,392)	4,091	(20,301)
Balance, September 30, 2014	$187,368	$4,091	$191,459
Changes in fair value recognized during the period relating to liabilities still held at September 30, 2014	$(24,393)	$4,091	$(20,302)

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

Net changes in fair values included in income for financial statement items carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended September 30,
	2015			2014
	Net gains on			Net gains on
	mortgage			mortgage
	loans held	Net loan		loans held	Net loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$136,119	$—	$136,119	$63,076	$—	$63,076
Mortgage servicing rights at fair value	—	(27,722)	(27,722)	—	(11,535)	(11,535)
	$136,119	$(27,722)	$108,397	$63,076	$(11,535)	$51,541
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$10,271	$10,271	$—	$9,539	$9,539
Mortgage servicing liabilities at fair value	—	9,425	9,425	—	1,730	1,730
	$—	$19,696	$19,696	$—	$11,269	$11,269

	Nine months ended September 30,
	2015			2014
	Net gains on			Net gains on
	mortgage			mortgage
	loans held	Net		loans held	Net
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$285,936	$—	$285,936	$180,971	$—	$180,971
Mortgage servicing rights at fair value	—	(48,087)	(48,087)	—	(34,255)	(34,255)
	$285,936	$(48,087)	$237,849	$180,971	$(34,255)	$146,716
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$10,674	$10,674	$—	$24,392	$24,392
Mortgage servicing liabilities at fair value	—	16,024	16,024	—	(4,091)	(4,091)
	$—	$26,698	$26,698	$—	$20,301	$20,301

Following are the fair value and related principal amounts due upon maturity of loans, long-term receivables and long-term debt instruments with contractual principal amounts accounted for under the fair value option:

	September 30, 2015
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$1,653,875	$1,555,975	$97,900
90 days or more delinquent:
Not in foreclosure	39,834	40,882	(1,048)
In foreclosure	3,271	3,517	(246)
	$1,696,980	$1,600,374	$96,606

	December 31, 2014
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$950,697	$894,924	$55,773
90 days or more delinquent:
Not in foreclosure	126,171	128,533	(2,362)
In foreclosure	71,016	72,039	(1,023)
	$1,147,884	$1,095,496	$52,388

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were remeasured at fair value on a nonrecurring basis during the periods presented:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$482,565	$482,565
	$—	$—	$482,565	$482,565

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$139,505	$139,505
	$—	$—	$139,505	$139,505

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(33,301)	$(925)	$(51,427)	$(5,132)
	$(33,301)	$(925)	$(51,427)	$(5,132)

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

The Company’s Note receivable from PennyMac Mortgage Investment Trust—secured,  Mortgage loans sold under agreements to repurchase,  Mortgage loan participation and sale agreement and Note payable are carried at amortized cost. These financial instruments do not have observable inputs and fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of September 30, 2015 and December 31, 2014 due to the lack of observable inputs to estimate the fair value. Management has concluded that the fair value of these financial statement items approximates their carrying values due to their short terms and variable interest rates.

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

The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment speeds and total prepayment/resale speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	September 30, 2015	December 31, 2014
Discount rate
Range	2.5% – 8.8%	2.3% – 9.6%
Weighted average	2.8%	2.4%
Twelve-month projected housing price index change
Range	2.8% – 6.0%	4.2% – 5.4%
Weighted average	4.3%	4.5%
Prepayment/resale speed (1)
Range	0.6% – 18.5%	1.3% – 15.5%
Weighted average	17.2%	15.1%
Total prepayment speed (2)
Range	1.0% – 35.1%	2.1% – 38.1%
Weighted average	32.1%	35.7%

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

Interest Rate Lock Commitments

The Company categorizes IRLCs as a “Level 3” financial statement item. The Company estimates the fair value of an IRLC based on quoted Agency mortgage-backed securities (“MBS”) prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loans and the probability that the mortgage loan will fund or be purchased (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for IRLCs that have decreased in fair value as a whole. Changes in fair value of IRLCs are included in Net gains on mortgage loans held for sale in the Company’s consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	September 30, 2015	December 31, 2014
Pull-through rate
Range	50.3% – 100.0%	55.4% – 99.9%
Weighted average	85.5%	85.5%
Mortgage servicing rights value expressed as:
Servicing fee multiple
Range	0.8 – 5.8	2.0 – 5.0
Weighted average	3.9	3.7
Percentage of unpaid principal balance
Range	0.2% – 3.7%	0.4% – 3.1%
Weighted average	1.3%	1.2%

Hedging Derivatives

The remaining derivative financial instruments held or issued by the Company are categorized as “Level 1” or “Level 2” financial statement items. For “Level 1” fair value derivative financial instruments, the Company determines fair value with reference to the respective derivatives’ quoted prices. For “Level 2” fair value derivative financial instruments, the Company estimates the fair value of commitments to sell or purchase loans based on observable MBS prices. The Company estimates the fair value of MBS options based on observed interest rate volatilities in the MBS market. Changes in fair value of hedging derivatives are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended September 30,
	2015		2014
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$6,989	$154,707	$6,381	$54,819
Unpaid principal balance of underlying mortgage loans	$550,073	$11,369,493	$515,866	$4,498,619
Weighted average servicing fee rate (in basis points)	32	34	34	31
Key inputs:
Pricing spread (1)
Range	7.0% – 14.4%	6.8% – 16.2%	8.0% – 15.4%	7.5% – 15.2%
Weighted average	8.9%	9.1%	11.6%	10.9%
Annual total prepayment speed (2)
Range	7.7% – 52.3%	7.5% – 35.0%	7.6% – 42.3%	7.6% – 47.8%
Weighted average	11.9%	9.2%	9.7%	8.3%
Life (in years)
Range	1.4 – 7.5	1.9 – 9.1	1.6 – 7.3	1.4 – 7.3
Weighted average	6.5	7.0	6.7	7.1
Per-loan annual cost of servicing
Range	$59 – $101	$59 – $95	$54 – $93	$54 – $93
Weighted average	$75	$78	$83	$85

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)	Prepayment speed is measured using Life Total CPR.

	Nine months ended September 30,
	2015		2014
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$13,107	$347,549	$20,647	$127,727
Unpaid principal balance of underlying mortgage loans	$1,072,203	$25,268,602	$1,627,529	$10,672,629
Weighted average servicing fee rate (in basis points)	32	35	33	31
Key inputs:
Pricing spread (1)
Range	7.0% – 14.4%	6.8% – 16.2%	8.0% – 16.2%	6.8% – 15.2%
Weighted average	9.4%	9.2%	11.4%	10.8%
Annual total prepayment speed (2)
Range	7.7% – 62.4%	7.5% – 39.4%	7.6% – 42.3%	7.6% – 47.8%
Weighted average	11.6%	8.8%	9.0%	8.2%
Life (in years)
Range	1.1 – 7.5	1.8 – 9.1	1.6 – 7.5	1.4 – 7.5
Weighted average	6.5	7.0	7.0	7.1
Per-loan annual cost of servicing
Range	$59 – $101	$59 – $95	$53 – $100	$53 – $100
Weighted average	$75	$76	$89	$90

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

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs at period end and the effect on fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	September 30, 2015		December 31, 2014
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$669,667	$637,725	$325,383	$405,445
Unpaid principal balance of underlying mortgage loans	$55,911,946	$51,064,561	$30,945,000	$33,745,613
Weighted average note interest rate	4.14%	3.83%	4.24%	3.82%
Weighted average servicing fee rate (in basis points)	32	32	31	30
Key inputs:
Pricing spread (1) (2)
Range	7.2% – 12.8%	7.2% – 12.8%	2.9% – 21.3%	6.3% – 15.3%
Weighted average	8.6%	8.9%	9.2%	9.7%
Effect on fair value of:
5% adverse change	($11,102)	($11,337)	($5,550)	($8,710)
10% adverse change	($21,839)	($22,287)	($10,908)	($17,083)
20% adverse change	($42,283)	($43,099)	($21,084)	($32,890)
Average life (in years)
Range	0.1 – 8.8	1.9 – 8.9	0.4 – 8.2	1.6 – 7.3
Weighted average	6.6	6.9	5.8	6.8
Prepayment speed (1) (3)
Range	5.6% – 44.5%	6.0% – 43.3%	7.6% – 60.5%	7.6% – 42.8%
Weighted average	10.5%	10.7%	11.2%	8.5%
Effect on fair value of:
5% adverse change	($14,081)	($13,780)	($7,052)	($7,359)
10% adverse change	($27,622)	($27,024)	($13,835)	($14,494)
20% adverse change	($53,202)	($52,016)	($26,654)	($28,132)
Annual per-loan cost of servicing (1)
Range	$68 – $98	$68 – $95	$59 – $109	$59 – $81
Weighted average	$86	$84	$76	$75
Effect on fair value of:
5% adverse change	($6,897)	($4,948)	($2,910)	($2,992)
10% adverse change	($13,794)	($9,896)	($5,819)	($5,983)
20% adverse change	($27,588)	($19,791)	($11,638)	($11,967)

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

The preceding sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of various models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

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

ESS financing is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the loans underlying the ESS, thereby increasing ESS’ fair value, which is the liability owed to PMT. Increases in the fair value of ESS decrease income and are included in Amortization, impairment and change in fair value of mortgage servicing rights.

Interest expense for ESS is accrued using the interest method based upon the expected cash flows from the ESS through the expected life of the underlying mortgage loans. Changes in fair value of ESS attributable to changes in estimated future cash flows are included in Interest expense.  Other changes in fair value are recorded in Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust.

Following are the key inputs used in estimating the fair value of ESS:

	September 30,	December 31,
	2015	2014
ESS and pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$54,189,421	$28,227,340
Average servicing fee rate (in basis points)	32	31
Average excess servicing spread (in basis points)	17	16
Key inputs:
Pricing spread (1)
Range	4.8% – 6.5%	1.7% – 12.0%
Weighted average	5.7%	5.3%
Average life (in years)
Range	1.5 – 8.9	0.4 – 7.3
Weighted average	6.7	5.8
Annualized prepayment speed (2)
Range	5.5% – 50.3%	7.6% – 74.6%
Weighted average	10.4%	11.2%

(1)Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)Prepayment speed is measured using Life Total CPR.

Note 8—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Government-insured or guaranteed	$1,575,536	$866,148
Conventional conforming	57,385	66,229
Jumbo	437	5,599
Delinquent mortgage loans purchased from Ginnie Mae pools serviced by the Company	57,678	206,331
Mortgage loans repurchased pursuant to representations and warranties	5,944	3,577
	$1,696,980	$1,147,884
Fair value of mortgage loans pledged to secure:
Mortgage loans sold under agreements to repurchase	$1,420,782	$976,772
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$255,134	$148,133

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2015			December 31, 2014
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	2,781,551	$44,463	$925	1,765,597	$33,353	$952
Forward purchase contracts	6,063,741	37,265	113	2,634,218	9,060	141
Forward sales contracts	7,116,246	862	36,619	3,901,851	320	16,110
MBS put options	910,000	604	—	340,000	476	—
Put options on interest rate futures purchase contracts	3,375,000	1,301	—	755,000	862	—
Call options on interest rate futures purchase contracts	1,175,000	4,539	—	630,000	2,193	—
Put options on interest rate futures sale contracts	—	—	—	50,000	—	8
Total derivatives before netting		89,034	37,657		46,264	17,211
Netting		(35,465)	(33,025)		(7,807)	(10,698)
		$53,569	$4,632		$38,457	$6,513
Margin deposits placed with (collateral received from) derivative counterparties, net		$2,440			$(2,891)

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended September 30, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	6,202,418	33,050,370	(33,189,047)	6,063,741
Forward sale contracts	9,789,564	42,709,764	(45,383,082)	7,116,246
MBS put options	327,500	1,260,000	(677,500)	910,000
MBS call options	160,000	—	(160,000)	—
Put options on interest rate futures purchase contracts	2,019,500	3,365,000	(2,009,500)	3,375,000
Call options on interest rate futures purchase contracts	1,025,000	2,140,000	(1,990,000)	1,175,000

	Quarter ended September 30, 2014
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	2,789,277	12,668,171	(12,652,851)	2,804,597
Forward sale contracts	4,617,100	17,409,056	(17,726,827)	4,299,329
MBS put options	225,000	505,000	(300,000)	430,000
MBS call options	95,000	50,000	(95,000)	50,000
Put options on interest rate futures purchase contracts	377,500	1,320,000	(902,500)	795,000
Call options on interest rate futures purchase contracts	170,000	675,000	(395,000)	450,000
Treasury futures purchase contracts	—	65,600	(65,600)	—
Treasury futures sale contracts	—	78,200	(78,200)	—
Call options on interest rate futures sales contracts	—	35,000	(35,000)	—

	Nine months ended September 30, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	2,634,218	78,426,073	(74,996,550)	6,063,741
Forward sale contracts	3,901,851	107,084,874	(103,870,479)	7,116,246
MBS put options	340,000	2,502,500	(1,932,500)	910,000
MBS call options	—	160,000	(160,000)	—
Put options on interest rate futures purchase contracts	755,000	7,190,000	(4,570,000)	3,375,000
Call options on interest rate futures purchase contracts	630,000	5,055,000	(4,510,000)	1,175,000
Put options on interest rate futures sale contracts	50,000	50,000	(100,000)	—
Call options on interest rate futures sale contracts	—	35,100	(35,100)	—

	Nine months ended September 30, 2014
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	1,418,527	30,178,842	(28,792,772)	2,804,597
Forward sale contracts	2,659,000	43,791,245	(42,150,916)	4,299,329
MBS put options	185,000	1,145,000	(900,000)	430,000
MBS call options	105,000	590,000	(645,000)	50,000
Put options on interest rate futures purchase contracts	—	2,022,500	(1,227,500)	795,000
Call options on interest rate futures purchase contracts	—	1,055,000	(605,000)	450,000
Treasury futures purchase contracts	—	143,900	(143,900)	—
Treasury futures sale contracts	—	165,600	(165,600)	—
Call options on interest rate futures sales contracts	—	35,000	(35,000)	—

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Hedged item	Income statement line	2015	2014	2015	2014
		(in thousands)
Interest rate lock commitments and mortgage loans held for sale	Net gain on mortgage loans held for sale	$(63,954)	$(5,215)	$(44,713)	$(64,037)
Mortgage servicing rights	Net loan servicing fees	$30,455	$(897)	$19,259	$8,289

Note 10—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$581,269	$308,599	$325,383	$224,913
Additions:
Purchases	109,131	15,704	379,264	113,348
Mortgage servicing rights resulting from mortgage loan sales	6,989	6,381	13,107	20,647
	116,120	22,085	392,371	133,995
Sales	—	—	—	(10,916)
Change in fair value due to:
Changes in valuation inputs or assumptions used in valuation model (1)	(5,651)	(544)	2,942	(989)
Other changes in fair value (2)	(22,071)	(10,991)	(51,029)	(27,854)
Total change in fair value	(27,722)	(11,535)	(48,087)	(28,843)
Balance at end of period	$669,667	$319,149	$669,667	$319,149

(1)	Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes in market mortgage interest rates.
(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Amortized cost:
Balance at beginning of period	$581,558	$321,911	$415,245	$263,373
Mortgage servicing rights resulting from mortgage loan sales	154,707	54,819	347,549	127,727
Amortization	(19,522)	(8,712)	(46,051)	(23,082)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	—	—	—	—
Balance at end of period	716,743	368,018	716,743	368,018

Valuation allowance:
Balance at beginning of period	(27,317)	(8,829)	(9,800)	(4,622)
Additions	(51,701)	(925)	(69,218)	(5,132)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	—	—	—	—
Balance at end of period	(79,018)	(9,754)	(79,018)	(9,754)
Mortgage servicing rights, net	$637,725	$358,264	$637,725	$358,264
Fair value of mortgage servicing rights at end of period	$647,942	$368,270	$647,942	$368,270
Fair value of mortgage servicing rights at beginning of period	$569,969	$321,383	$416,802	$269,422

The fair value of mortgage servicing rights pledged to secure the note payable totaled $619.8 million and $392.3 million as of September 30, 2015 and December 31, 2014, respectively.

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This estimate was developed with the inputs used in the September 30, 2015 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve month period ending September 30,	amortization
(in thousands)
2016	$91,913
2017	78,700
2018	68,601
2019	60,997
2020	54,429
Thereafter	362,103
$716,743

Servicing fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the Company’s consolidated statements of income. The fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Contractual servicing fees	$83,424	$44,647	$200,392	$124,061
Ancillary and other fees:
Late charges	1,420	1,171	4,538	3,021
Other	478	361	1,880	785
	$85,322	$46,179	$206,810	$127,867

Mortgage Servicing Liabilities Carried at Fair Value:

The activity in mortgage servicing liabilities carried at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$11,791	$5,821	$6,306	$—
Mortgage servicing liabilities resulting from mortgage loan sales	8,358	—	20,442	—
Change in fair value	(9,425)	(1,730)	(16,024)	4,091
Balance at end of period	$10,724	$4,091	$10,724	$4,091

Note 11—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$68,713	$65,133	$67,298	$61,142
Carried Interest recognized during the period	1,483	1,902	2,898	5,893
Proceeds received during the period	—	—	—	—
Balance at end of period	$70,196	$67,035	$70,196	$67,035

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

Note 12—Investment in PennyMac Mortgage Investment Trust at Fair Value

Following is a summary of Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Dividends received from PennyMac Mortgage Investment Trust	$(11)	$46	$127	$135
Change in fair value of investment in PennyMac Mortgage Investment Trust	(147)	(38)	(422)	(115)
	$(158)	$8	$(295)	$20
Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,160	$1,607

Note 13—Borrowings

As of September 30, 2015, the Company maintained six borrowing facilities: four repurchase facilities that provide funding for mortgage loans held for sale;  one mortgage loan participation and sale agreement; and one note payable secured by MSRs and servicing advances made relating to certain loans in the Company’s mortgage loan servicing portfolio.

The borrowing facilities contain various covenants, including financial covenants governing PLS’s net worth, debt to equity ratio, profitability and liquidity. Management believes that PLS was in compliance with these requirements as of September 30, 2015.

Mortgage Loans Sold Under Agreement to Repurchase

The borrowing facilities secured by mortgage loans held for sale are in the form of mortgage loan sale and repurchase agreements. Eligible mortgage loans are sold at advance rates based on the loan type. Interest is charged at a rate based on the buyer’s overnight cost of funds rate for one agreement and on LIBOR for the other three agreements. Mortgage loans financed under these agreements may be re-pledged by the lenders. One facility also provides financing for government-insured loans purchased out of Ginnie Mae securities to effect either a loan modification or default resolution.

Financial data pertaining to mortgage loans sold under agreements to repurchase are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Period end:
Unpaid principal balance	$1,287,116	$929,747
Unamortized issuance costs	(705)	(287)
	$1,286,411	$929,460
Unused amount (1)	$112,884	$570,253
Weighted average interest rate	1.84%	1.73%
Fair value of mortgage loans securing agreements to repurchase	$1,420,782	$1,087,425
Margin deposits placed with counterparties (2)	$3,000	$1,500
During the period:
Average balance of mortgage loans sold under agreements to repurchase	$975,724	$691,730	$805,517	$505,072
Weighted average interest rate (3)	1.84%	1.83%	1.82%	1.82%
Total interest expense	$5,661	$4,495	$14,159	$10,506
Maximum daily amount outstanding	$1,496,306	$1,010,146	$1,496,306	$1,010,146

(1)

The amount the Company is able to borrow under mortgage loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the mortgage loans sold.

(2)	Margin deposits are included in Other assets on the consolidated balance sheet.
(3)

Excludes the effect of amortization of commitment fees totaling $1.1 million and $3.1 million for the quarter and nine months ended September 30, 2015, respectively, and $1.3 million and $3.5 million for the quarter and nine months ended September 30, 2014, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2015	Balance
(in thousands)
Within 30 days	$19,689
Over 30 to 90 days	1,267,038
Over 90 days	389
1,287,116
Debt issuance costs	(705)
Total loans sold under agreements to repurchase	$1,286,411
Weighted average maturity (in months)	1.9

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of September 30, 2015:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$54,117	December 10, 2015	October 30, 2015
Bank of America, N.A.	$52,803	December 20, 2015	January 29, 2016
Morgan Stanley Bank, N.A.	$16,755	November 19, 2015	July 26, 2016
Citibank, N.A.	$10,504	November 6, 2015	October 22, 2015

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

The mortgage loan participation and sale agreement is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Period end:
Unpaid principal balance	$247,411	$142,383
Unamortized issuance costs	(1)	—
	$247,410	$142,383
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$255,134	$146,798
During the period:
Average balance	$200,510	$4,149	$163,365	$1,398
Weighted average interest rate (1)	1.44%	1.40%	1.43%	1.40%
Total interest expense	$814	$39	$2,053	$39

(1)

Excludes the effect of amortization of commitment fees totaling $74,000 and $276,000 for the quarter and nine months ended September 30, 2015, respectively, and $24,000 for the quarter and nine months ended September 30, 2014.

Note Payable

The note payable is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Period end:
Note payable secured by:
Mortgage servicing rights	$407,000	$154,948
Servicing advances	—	—
Unamortized issuance costs	(10)	—
	$406,990	$154,948
Assets pledged to secure note payable:
Mortgage servicing rights	$619,840	$350,758
Servicing advances	$—	$—
During the period:
Average balance	$361,488	$127,361	$239,935	$86,239
Weighted average interest rate	3.07%	2.92%	3.03%	2.93%
Total interest expense	$3,760	$1,239	$7,858	$2,759

The note payable was secured by servicing advances and MSRs relating to certain mortgage loans in the Company’s mortgage loan servicing portfolio, providing for advance rates of 50% of the carrying value of MSRs pledged and 85% of the amount of the servicing advances pledged. Interest was charged at a rate based on the lender’s overnight cost of funds.

In connection with the note payable, the Company entered into an agreement with PMT pursuant to which PMT may borrow up to $150 million from the Company for the purpose of financing ESS. The Company then re-pledges the ESS to secure the note payable. At September 30, 2015, PMT had advances payable to the Company totaling $150.0 million under this arrangement.

Excess Servicing Spread Financing

In conjunction with the Company’s purchase from non-affiliates of certain MSRs relating to pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements with PMT which are treated as financings and are carried at fair value with changes in fair value recognized in current period income. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained a fixed base servicing fee and all ancillary income associated with servicing the mortgage loans. The Company continues to be the servicer of the mortgage loans and provides all servicing functions, including responsibility to make servicing advances.

Following is a summary of ESS:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$359,102	$190,244	$191,166	$138,723
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust:
For cash	84,165	9,253	271,452	82,646
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,268	2,619	4,833	6,093
Accrual of interest	8,026	3,577	17,596	9,578
Repayments	(24,717)	(8,786)	(55,800)	(25,280)
Change in fair value	(10,271)	(9,539)	(10,674)	(24,392)
Balance at end of period	$418,573	$187,368	$418,573	$187,368

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of activity in the Company’s liability for representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$16,257	$10,178	$13,259	$8,123
Provision for losses on loans sold	2,292	1,584	5,535	3,639
Incurred losses	(71)	—	(316)	—
Balance at end of period	$18,478	$11,762	$18,478	$11,762
Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$54,259,297	$33,660,189

Note 15—Income Taxes

The Company’s effective tax rates for the quarter and nine months ended September 30, 2015 were 11.6%  and 11.5%, respectively. The Company’s effective tax rates for the quarter and nine months ended September 30, 2014 were 11.5% and 11.4%, respectively. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s shares, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase the Company’s effective income tax rate.

Note 16—Noncontrolling Interest

During the quarter and nine months ended September 30, 2015, PennyMac unitholders exchanged 43,830 and 177,218 Class A units for the Company’s Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 71.6% at December 31, 2014 to 71.3% at September 30, 2015.

During the quarter and nine months ended September 30, 2014, PennyMac unitholders exchanged 192,527 and 671,736 Class A units for the Company’s Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 72.6% at December 31, 2013 to 71.7% at September 30, 2014.

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except share amounts)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$12,680	$10,489	$34,457	$28,079
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc. (Class A shares issued, 43,830 and 177,218 during the quarter and nine months ended September 30, 2015, respectively, and 192,527 and 671,736 during the quarter and nine months ended September 30, 2014, respectively)	$487	$1,974	$2,919	$6,572

Note 17—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cash (loss) gain:
Mortgage loans	$(33,957)	$3,965	$(70,171)	$21,499
Hedging activities	(51,469)	(12,437)	(51,803)	(48,242)
	(85,426)	(8,472)	(121,974)	(26,743)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	161,696	61,200	360,656	148,374
Mortgage servicing liabilities resulting from mortgage loan sales	(8,358)	—	(20,442)	—
MSR and ESS recapture payable to PennyMac Mortgage Investment Trust	(3,098)	(2,143)	(5,843)	(6,567)
Provision for losses relating to representations and warranties on loans sold	(2,292)	(1,584)	(5,535)	(3,639)
Change in fair value relating to loans and hedging derivatives held at period end:
Interest rate lock commitments	15,800	(7,114)	11,137	15,875
Mortgage loans	16,809	(976)	16,890	10,870
Hedging derivatives	(12,485)	7,222	7,090	(15,795)
	$82,646	$48,133	$241,979	$122,375

Note 18—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$1,246	$511	$2,691	$1,037
Mortgage loans held for sale at fair value	12,518	8,464	32,657	18,300
	13,764	8,975	35,348	19,337
From PennyMac Mortgage Investment Trust—Note receivable	1,289	—	1,822	—
	15,053	8,975	37,170	19,337

Interest expense:
To non-affiliates:
Mortgage loans sold under agreements to repurchase	5,661	4,495	14,159	10,506
Mortgage loan participation and sale agreement	814	39	2,053	39
Note payable	3,760	1,239	7,858	2,759
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,803	747	5,003	1,340
Interest on mortgage loan impound deposits	880	1,616	2,453	2,609
	12,918	8,136	31,526	17,253
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	8,026	3,577	17,596	9,578
	20,944	11,713	49,122	26,831
	$(5,891)	$(2,738)	$(11,952)	$(7,494)

Note 19—Stock-based Compensation

The Company’s 2013 Equity Incentive Plan provides for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of September 30, 2015, the Company has 2.0 million units available for future awards. The Company estimates the cost of the stock options, time-based RSUs and performance-based RSUs awarded with reference to the fair value of the Company’s Class A common stock on the date of the grants. Compensation costs are fixed, except for the performance-based RSUs, at the grant’s estimated fair value on the grant date as all grantees are employees of PennyMac or directors of the Company. Expense relating to grants is included in Compensation in the Company’s consolidated statements of income.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Performance-based RSUs	$2,474	$61	$6,819	$1,935
Stock options	1,396	1,353	4,392	3,915
Time-based RSUs	581	499	1,718	1,372
	$4,451	$1,913	$12,929	$7,222

Following is a summary of equity awards:

	Quarter ended September 30, 2015
		Performance-	Time-based
	Stock options	based RSUs	RSUs
	(in thousands)
June 30, 2015	1,869	2,381	276
Granted	—	—	—
Vested (1)		—	—
Exercised	—	—	(4)
Forfeited or canceled	(11)	(19)	(4)
September 30, 2015	1,858	2,362	268

	Quarter ended September 30, 2014
		Performance-	Time-based
	Stock options	based RSUs	RSUs
	(in thousands)
June 30, 2014	1,162	1,100	202
Granted	16	180	6
Vested (1)		—	—
Exercised	—	—	—
Forfeited or canceled	(6)	(9)	(3)
September 30, 2014	1,172	1,271	205

	Nine months ended September 30, 2015
		Performance-	Time-based
	Stock options	based RSUs	RSUs
	(in thousands)
December 31, 2014	1,167	1,257	202
Granted	715	1,143	150
Vested (1)		—	(75)
Forfeited or canceled	(24)	(38)	(9)
September 30, 2015	1,858	2,362	268

(1) Not applicable to a rollforward of stock options outstanding.

	Nine months ended September 30, 2014
		Performance-	Time-based
	Stock options	based RSUs	RSUs
	(in thousands)
December 31, 2013	422	496	100
Granted	769	794	144
Vested (1)		—	(31)
Forfeited or canceled	(19)	(19)	(8)
September 30, 2014	1,172	1,271	205

Hfs10

(1) Not applicable to a rollforward of stock options outstanding.

Note 20—Supplemental Cash Flow Information

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash paid for interest	$47,867	$25,724
Cash paid for income taxes	$1,909	$4,715
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$360,656	$148,374
Mortgage servicing liabilities resulting from mortgage loan sales	$20,442	$—
Mortgage servicing rights recapture recognized	$670	$—
Non-cash financing activity:
Transfer of excess servicing spread pursuant to recapture agreement with PennyMac Mortgage Investment Trust	$4,833	$6,093
Issuance of common stock in settlement of director fees	$223	$147

Note 21—Regulatory Net Worth and Agency Capital Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital requirements, the calculations of which are specified by each Agency, are summarized below:

	Agency capital
	September 30, 2015		December 31, 2014
Agency–company subject to requirement	Balance (1)	Requirement	Balance (1)	Requirement
	(in thousands)
Fannie Mae–PLS	$763,080	$389,576	$583,686	$35,507
Freddie Mac–PLS	$761,516	$4,615	$583,819	$3,721
Ginnie Mae–PLS	$555,380	$207,974	$536,009	$111,457
Ginnie Mae–PennyMac	$806,039	$249,569	$763,907	$133,748
HUD–PLS	$555,380	$2,500	$539,844	$2,500

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with the respective Agencies’ capital requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. PennyMac and PLS had Agency capital in excess of the respective Agencies’ requirements at September 30, 2015.

Note 22—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of September 30, 2015, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Fund and Sell Mortgage Loans

September 30, 2015
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$1,563,782
Commitments to fund mortgage loans	1,217,769
$2,781,551
Commitments to sell mortgage loans	$7,116,246

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

During the quarter ended June 30, 2015, the Company updated its method for allocating incentive compensation for executive management and shared services to each segment. Incentive compensation for executive management and shared services is now allocated to each segment based on its contribution to earnings rather than on usage of such executive management and shared services. The financial highlights below reflect the change in expense allocation method for the periods ended September 30, 2015. The financial highlights for the periods ended September 30, 2014 have not been restated. Following is a summary of the effect of the change in allocation on the segments’ expenses for the periods ended September 30, 2014:

	Quarter ended	Nine months ended
	September 30, 2014
	(in thousands)
Increase (decrease) in segment expenses:
Mortgage banking
Production	$1,103	$1,616
Servicing	616	3,839
	1,719	5,455
Investment management	(1,719)	(5,455)
	$—	$—

Financial highlights by segment are as follows:

	Quarter ended September 30, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues: (1)
Net gains on mortgage loans held for sale at fair value	$81,005	$1,641	$82,646	$—	$82,646
Loan origination fees	29,448	—	29,448	—	29,448
Fulfillment fees from PennyMac Mortgage Investment Trust	17,553	—	17,553	—	17,553
Net servicing fees	—	57,258	57,258	—	57,258
Management fees	—	—	—	6,456	6,456
Carried Interest from Investment Funds	—	—	—	1,483	1,483
Net interest income (expense):
Interest income	13,228	1,825	15,053	—	15,053
Interest expense	6,290	14,714	21,004	—	21,004
	6,938	(12,889)	(5,951)	—	(5,951)
Other	272	121	393	(141)	252
Total net revenue	135,216	46,131	181,347	7,798	189,145
Expenses	57,477	52,187	109,664	5,618	115,282
Income (loss) before provision for income taxes and non-segment activities	77,739	(6,056)	71,683	2,180	73,863
Non-segment activities					60
Income (loss) before provision for income taxes	$77,739	$(6,056)	$71,683	$2,180	$73,923
Segment assets at period end (2)	$1,723,137	$1,979,252	$3,702,389	$87,365	$3,789,754

(1)	All revenues are from external customers.
(2)	Excludes parent Company assets, which consist primarily of deferred tax asset of $25.9 million.

	Quarter ended September 30, 2014
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues: (1)
Net gains on mortgage loans held for sale at fair value	$41,308	$6,825	$48,133	$—	$48,133
Loan origination fees	11,823	—	11,823	—	11,823
Fulfillment fees from PennyMac Mortgage Investment Trust	15,497	—	15,497	—	15,497
Net servicing fees	—	53,908	53,908	—	53,908
Management fees	—	—	—	11,379	11,379
Carried Interest from Investment Funds	—	—	—	1,902	1,902
Net interest income (expense):
Interest income	5,759	3,216	8,975	—	8,975
Interest expense	3,251	8,462	11,713	—	11,713
	2,508	(5,246)	(2,738)	—	(2,738)
Other	478	230	708	13	721
Total net revenue	71,614	55,717	127,331	13,294	140,625
Expenses	32,535	38,286	70,821	7,112	77,933
Income before provision for income taxes	$39,079	$17,431	$56,510	$6,182	$62,692
Segment assets at period end (2)	$1,366,644	$1,003,742	$2,370,386	$110,791	$2,481,177

(1)	All revenues are from external customers.
(2)	Excludes parent Company assets, which consist primarily of deferred tax assets of $52.8 million.

	Nine months ended September 30, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues: (1)
Net gains (losses) on mortgage loans held for sale at fair value	$244,361	$(2,382)	$241,979	$—	$241,979
Loan origination fees	70,551	—	70,551	—	70,551
Fulfillment fees from PennyMac Mortgage Investment Trust	45,752	—	45,752	—	45,752
Net servicing fees	—	152,583	152,583	—	152,583
Management fees	—	—	—	21,908	21,908
Carried Interest from Investment Funds	—	—	—	2,898	2,898
Net interest income (expense):
Interest income	30,041	7,129	37,170	—	37,170
Interest expense	15,131	34,051	49,182	—	49,182
	14,910	(26,922)	(12,012)	—	(12,012)
Other	1,420	840	2,260	(109)	2,151
Total net revenue	376,994	124,119	501,113	24,697	525,810
Expenses	155,542	150,737	306,279	17,631	323,910
Income (loss) before provision for income taxes and non-segment activities	221,452	(26,618)	194,834	7,066	201,900
Non-segment activities					60
Income (loss) before provision for income taxes	$221,452	$(26,618)	$194,834	$7,066	$201,960
Segment assets at period end (2)	$1,723,137	$1,979,252	$3,702,389	$87,365	$3,789,754

(1)	All revenues are from external customers.
(2)	Excludes parent Company assets, which consist primarily of deferred tax assets of $25.9 million.

	Nine months ended September 30, 2014
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues: (1)
Net gains on mortgage loans held for sale at fair value	$113,947	$8,428	$122,375	$—	$122,375
Loan origination fees	29,048	—	29,048	—	29,048
Fulfillment fees from PennyMac Mortgage Investment Trust	36,832	—	36,832	—	36,832
Net servicing fees	—	154,641	154,641	—	154,641
Management fees	—	—	—	32,486	32,486
Carried Interest from Investment Funds	—	—	—	5,893	5,893
Net interest income (expense):
Interest income	15,562	3,770	19,332	5	19,337
Interest expense	8,652	18,179	26,831	—	26,831
	6,910	(14,409)	(7,499)	5	(7,494)
Other	1,504	1,014	2,518	253	2,771
Total net revenue	188,241	149,674	337,915	38,637	376,552
Expenses	90,447	95,171	185,618	21,134	206,752
Income before provision for income taxes	$97,794	$54,503	$152,297	$17,503	$169,800
Segment assets at period end (2)	$1,366,644	$1,003,742	$2,370,386	$110,791	$2,481,177

(1)All revenues are from external customers.

(2)Excludes parent Company assets, which consist primarily of deferred tax assets of $52.8 million.

Note 24—Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with variable interest entities (“VIEs”), particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company is currently assessing the potential effect that the adoption of ASU 2015-02 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 should be applied on a retrospective basis and is effective for the Company for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.

The Company adopted ASU 2015-03 during the quarter ended June 30, 2015. As a result of the adoption of ASU 2015-03, the Company, on its September 30, 2015 consolidated balance sheet, reclassified $716,000 in debt issuance costs from Other assets and allocated such costs in the amount of $705,000 to Mortgage loans sold under agreements to repurchase; $1,000 to Mortgage loan participation and sale agreement; and $10,000 to Note payable. There were no changes to the Company’s consolidated statements of income or consolidated statements of cash flows as a result of the Company’s adoption of ASU 2015-03.

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On October 22, 2015, the Company, through PLS, entered into an amendment to its master repurchase agreement with Citibank, N.A. The primary purpose of the amendment was to increase the maximum aggregate purchase price to $200 million, $150 million of which is committed. The termination date was extended to October 20, 2016. PLS also agreed to maintain various financial and other covenants, which include maintaining (i) a minimum adjusted tangible net worth at all times greater than or equal to $170 million; (ii) a minimum in unrestricted cash and cash equivalents at all times greater than or equal to $20 million; (iii) a ratio of total liabilities to adjusted tangible net worth at all times less than 10:1; and (iv) profitability of at least $1.00 for each fiscal quarter. All other terms and conditions of the master repurchase agreement remain the same in all material aspects.

•	All agreements to repurchase assets that matured between September 30, 2015 and the date of this Report were extended or renewed.

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

We conduct our business in three segments: loan production, loan servicing (together, these two activities comprise our mortgage banking activities) and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. Our investment management subsidiary, PNMAC Capital Management, LLC (“PCM”), is an SEC registered investment adviser. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., both registered under the Investment Company Act of 1940, as amended, an affiliate of these funds and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”

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

Our loan production activity is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Unpaid principal balance of mortgage loans purchased and originated for sale:
Government-insured or guaranteed mortgage loans acquired from PennyMac Mortgage Investment Trust	$10,783,882	$4,609,947	$23,602,020	$11,332,898
Mortgage loans sourced through our consumer direct channel	1,042,302	526,838	3,077,569	1,244,117
	$11,826,184	$5,136,785	$26,679,589	$12,577,015
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$4,073,201	$3,677,613	$10,542,411	$8,588,955

Loan Servicing

Our loan servicing segment performs mortgage loan administration, collection, and default management activities, including the collection and remittance of mortgage loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of mortgage loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide servicing for conventional and government-insured or guaranteed mortgage loans (“prime servicing”), as well as servicing for distressed mortgage loans that have been acquired as investments by our Advised Entities (“special servicing”). As of September 30, 2015, the portfolio of mortgage loans that we serviced or subserviced totaled approximately $154.8 billion in unpaid principal balance (“UPB”).

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages the Advised Entities.  The Advised Entities had combined net assets of approximately $1.8 billion as of September 30, 2015. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on the entities’ performance.

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow as reflected in recent economic data. During the third quarter of 2015, real U.S. gross domestic product expanded at an annual rate of 1.5% compared to a 4.3% increase for the third quarter of 2014 and a revised 3.9% increase for the second quarter of 2015. The national unemployment rate was 5.1% at September 30, 2015 compared to 5.3% at June 30, 2015 and 5.9% at September 30, 2014. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the second quarter of 2015, the delinquency rate on residential real estate loans held by commercial banks was 5.77%, a reduction from 7.40% during the second quarter of 2014.

Residential real estate activity appears to be stable. The seasonally adjusted annual rate of existing home sales for September 2015 was 8.8% higher than for September 2014, and the national median existing home price for all housing types was $221,900, a 6.1% increase from September 2014. On a national level, foreclosure filings during September 2015 increased by 3.1% as compared to September 2014. Foreclosure activity is expected to remain above historical average levels through 2015 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.84% to a high of 4.09% during the third quarter of 2015 while during the third quarter of 2014, thirty-year fixed mortgage interest rates ranged from a low of 4.10% to a high of 4.23% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Mortgage lenders originated an estimated $455 billion of home loans during the third quarter of 2015, up 26% from the third quarter of 2014. Although the low interest rate environment has led to an increase in the volume of borrowers seeking to refinance, we expect purchase-money loans to constitute a greater proportion of mortgage originations in the future. Mortgage originations are forecast to remain relatively flat, with current industry estimates for 2015 totaling $1.6 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts). We expect efforts to expand GSE product offerings (including 97% loan-to-value loans) and a recent reduction in FHA mortgage insurance premiums to make mortgage credit more affordable. In our correspondent production business, we continue to see increased competition from new and existing market participants.

In our capacity as an investment manager, we continue to see a robust market for distressed residential mortgage loans (sales of loan pools that consist of either non-performing loans, troubled but performing loans or a combination thereof) offered for sale. During 2015, the pool of sellers expanded to include Fannie Mae as a new programmatic seller, together with existing sellers including HUD, Freddie Mac and Money-center Banks. During the third quarter of 2015, we reviewed 32 mortgage loan pools totaling approximately $8.2 billion in UPB. This compares to our review of 36 mortgage loan pools totaling approximately $9.7 billion in UPB during the third quarter of 2014. During the nine months ended September 30, 2015, we acquired for PMT distressed loans with fair values totaling $242 million and $287.5 million during the same period in 2014. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective for PMT in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments held by the Advised Entities.

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$82,646	$48,133	$241,979	$122,375
Loan origination fees	29,448	11,823	70,551	29,048
Fulfillment fees from PennyMac Mortgage Investment Trust	17,553	15,497	45,752	36,832
Net loan servicing fees	57,258	53,908	152,583	154,641
Management fees	6,456	11,379	21,908	32,486
Carried Interest from Investment Funds	1,483	1,902	2,898	5,893
Net interest expense	(5,891)	(2,738)	(11,952)	(7,494)
Other	252	721	2,151	2,771
Total net revenue	189,205	140,625	525,870	376,552
Expenses	115,282	77,933	323,910	206,752
Provision for income taxes	8,575	7,232	23,308	19,385
Net income	$65,348	$55,460	$178,652	$150,415

Income before provision for income taxes by segment:
Mortgage banking:
Production	$77,739	$39,079	$221,452	$97,794
Servicing	(6,056)	17,431	(26,618)	54,503
Total mortgage banking	71,683	56,510	194,834	152,297
Investment management	2,180	6,182	7,066	17,503
	$73,863	$62,692	$201,900	$169,800
During the period:
Interest rate lock commitments issued	$11,237,991	$5,645,430	$30,619,804	$14,726,767
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$11,350,129	$4,861,392	$24,864,697	$11,947,251
Mortgage loans originated through consumer direct channel	1,053,500	534,013	3,106,148	1,262,443
	$12,403,629	$5,395,405	$27,970,845	$13,209,694
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$4,073,201	$3,677,613	$10,542,411	$8,588,955
At period end:
Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$106,976,506	$60,865,411
Mortgage servicing liabilities	957,113	—
Mortgage loans held for sale	1,602,692	1,217,599
	109,536,311	62,083,010
Subserviced	45,294,101	38,000,767
	$154,830,412	$100,083,777
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,513,505	$1,588,041
Investment Funds	238,349	428,040
	$1,751,854	$2,016,081

Net income increased $9.9 million and $28.2 million during the quarter and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014. The increase in net income during the quarter and nine months ended September 30, 2015 was primarily due to increased net gains on mortgage loans held for sale at fair value and loan origination fees, offset by increased expenses incurred to accommodate the growth of our mortgage banking segments.

Net Gains on Mortgage Loans Held for Sale at Fair Value

During the quarter and nine months ended September 30, 2015, we recognized net gains on mortgage loans held for sale at fair value totaling $82.6 million and $242.0 million, respectively, increases of $34.5 million and $119.6 million, respectively, from the same periods in 2014. The increase during these periods was due to growth in the volume of mortgage loans that we purchased and originated and subsequently sold partially offset by reduced production margins.

Most of our mortgage loan production currently is centered in government-insured or guaranteed loans. Over recent periods, the margins on correspondent government-insured or guaranteed mortgage loans have tended to be higher than those on conventional correspondent production. Government-insured or guaranteed mortgage lending is not as competitive as conventional conforming mortgage lending due to the added complexity involved in the origination and servicing of government-insured or guaranteed mortgage loans. We source the majority of our government-insured or guaranteed mortgage loan production through PMT. PMT is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. We purchase the government-insured or guaranteed mortgage loans that PMT acquires through its correspondent lending activities and pay PMT a sourcing fee of three basis points on the UPB of such mortgage loans.

Our net gains on mortgage loans held for sale at fair value include both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of the MSRs. During the quarter and nine months ended September 30, 2015, the net gains on mortgage loans held for sale at fair value included $153.3 million and $340.2 million, respectively, in fair value of MSRs received as part of proceeds on sales, net of mortgage servicing liabilities incurred. We also recognize a liability for our estimate of the losses we expect to incur in the future as a result of claims made against us in connection with the representations and warranties that we made in the loan sales transactions. During the quarter and nine months ended September 30, 2015, we included provisions for losses relating to the representations and warranties we provided totaling $2.3 million and $5.5 million, respectively, in our Net gains on mortgage loans held for sale at fair value.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cash (loss) gain:
Mortgage loans	$(33,957)	$3,965	$(70,171)	$21,499
Hedging activities	(51,469)	(12,437)	(51,803)	(48,242)
	(85,426)	(8,472)	(121,974)	(26,743)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	161,696	61,200	360,656	148,374
Mortgage servicing liabilities resulting from mortgage loan sales	(8,358)	—	(20,442)	—
MSR and ESS recapture payable to PennyMac Mortgage Investment Trust	(3,098)	(2,143)	(5,843)	(6,567)
Provision for losses relating to representations and warranties on mortgage loans sold	(2,292)	(1,584)	(5,535)	(3,639)
Change in fair value relating to mortgage loans and hedging derivatives held at period end:
Interest rate lock commitments	15,800	(7,114)	11,137	15,875
Mortgage loans	16,809	(976)	16,890	10,870
Hedging derivatives	(12,485)	7,222	7,090	(15,795)
	$82,646	$48,133	$241,979	$122,375
During the period:
Unpaid principal balance of mortgage loans sold	$12,197,731	$5,088,528	$28,379,856	$12,742,554
Interest rate lock commitments issued:
Conventional mortgage loans	$1,754,847	$1,024,288	$5,190,855	$5,586,777
Government-insured or guaranteed mortgage loans	9,483,144	4,621,142	25,428,949	9,139,990
	$11,237,991	$5,645,430	$30,619,804	$14,726,767
Period end:
Mortgage loans held for sale at fair value	$1,696,980	$1,259,991
Commitments to fund and purchase mortgage loans	$2,781,551	$1,740,376

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

We recorded provisions for losses under representations and warranties as a component of Net gains on mortgage loans held for sale at fair value totaling $2.3 million and $5.5 million during the quarter and nine months ended September 30, 2015, respectively, compared to $1.6 million and $3.6 million during the quarter and nine months ended September 30, 2014, respectively.  The increase in provisions for losses under representations and warranties during the quarter and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to an increase in the volume of loan sales activity.

Following is a summary of mortgage loan repurchase and loss activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
During the period:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$3,070	$564	$1,521	$80
New indemnifications	214	724	1,763	1,441
Indemnified mortgage loans repurchased	—	—	—	—
Less: Indemnified mortgage loans repaid or refinanced	—	—	—	—
Mortgage loans indemnified by PFSI at end of period	$3,284	$1,288	$3,284	$1,521
Repurchase activity
Total mortgage loans repurchased by PFSI	$5,301	$1,003	$17,082	$2,715
Less: Mortgage loans repurchased by correspondent lenders	4,768	447	13,044	1,673
Less: Mortgage loans repaid by borrowers or resold with defects resolved	2,726	—	4,684	—
Net mortgage loans repurchased by PFSI with losses chargeable to liability for representations and warranties	$(2,193)	$556	$(646)	$1,042
Losses charged to liability for representations and warranties	$71	$—	$316	$—
Period end:
Unpaid principal balance of repurchased mortgage loans held	$—	$—
Unpaid principal balance of mortgage loans subject to representations and warranties	$54,259,297	$33,660,189
Liability for representations and warranties	$18,478	$11,762

During the quarter and nine months ended September 30, 2015, we repurchased mortgage loans totaling $5.3 million and $17.1 million in UPB, respectively. After recovery of repurchase losses from the selling correspondent lenders, we recorded losses of $71,000 and $316,000, respectively, as a result of these repurchases. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect the level of repurchase activity to increase.

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

Other Loan Production-Related Revenues

Loan origination fees increased  $17.6 million and $41.5 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014  primarily due to growth in the volume of correspondent purchases in our loan production activities.

Fulfillment fees from PMT, which represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans,  are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Fulfillment fees increased $2.1 million and $8.9 million, respectively, during the quarter and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to an increase in the volume of mortgage loan fulfillment. Summarized below are our fulfillment fees:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fulfillment fee revenue	$17,553	$15,497	$45,752	$36,832
Unpaid principal balance of loans fulfilled	$4,073,201	$3,677,613	$10,542,411	$8,588,955
Average fulfillment fee rate (in basis points)	43	42	43	43

Net loan servicing fees

Our net loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	$83,424	$44,647	$200,392	$124,061
From PennyMac Mortgage Investment Trust	11,736	12,325	34,542	41,096
From Investment Funds	796	1,116	1,917	6,754
Ancillary and other fees	10,096	6,620	33,131	16,609
	106,052	64,708	269,982	188,520
Amortization, impairment and change in fair value of mortgage servicing rights	(48,794)	(10,800)	(117,399)	(33,879)
Net loan servicing fees	$57,258	$53,908	$152,583	$154,641
Average servicing portfolio	$147,877,985	$96,798,406	$128,119,464	$88,169,940

Following is a summary of our mortgage loan servicing portfolio:

	September 30,	December 31,
	2015	2014
	(in thousands)
Mortgage loans serviced at period end:
Prime servicing:
Owned
Mortgage servicing rights
Originated	$54,259,297	$36,564,434
Acquired	52,717,209	28,126,179
	106,976,506	64,690,613
Mortgage servicing liabilities–Originated	957,113	478,581
Mortgage loans held for sale	1,602,692	1,100,910
	109,536,311	66,270,104
Subserviced for Advised Entities	41,303,357	35,416,466
Total prime servicing	150,839,668	101,686,570
Special servicing–Subserviced for Advised Entities	3,990,744	4,293,479
Total special servicing	3,990,744	4,293,479
Total mortgage loans serviced	$154,830,412	$105,980,049

Loan servicing fees increased $41.3 million and $81.5 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to an increase in loan servicing fees from non-affiliates resulting from growth in our mortgage loan servicing portfolio due to our purchases of MSRs, supplemented with the ongoing sales of mortgage loans with servicing rights retained. The increase in loan servicing fees was partially offset by a decrease in loan servicing fees from our Advised Entities due to activity fees relating to sales of reperforming mortgage loans by the Advised Entities in  2014 that did not recur in 2015.

Amortization, impairment and change in fair value of mortgage servicing rights are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Amortization and realization of cash flows	$(41,594)	$(19,703)	$(97,082)	$(50,970)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities carried at fair value and provision for impairment of mortgage servicing rights carried at lower of amortized cost or fair value	(47,926)	261	(50,250)	(15,590)
Change in fair value of excess servicing spread	10,271	9,539	10,674	24,392
Hedging gains (losses)	30,455	(897)	19,259	8,289
Total fair value adjustments, net of hedging results	(7,200)	8,903	(20,317)	17,091
Total amortization, impairment and change in fair value of mortgage servicing rights	$(48,794)	$(10,800)	$(117,399)	$(33,879)
Average mortgage servicing rights balances:
At lower of amortized cost or fair value	$604,128	$335,828	$504,392	$301,992
At fair value	$649,608	$310,694	$484,153	$264,289
Mortgage servicing rights at period end:
At lower of amortized cost or fair value	$669,667	$358,264
At fair value	$637,725	319,149
	$1,307,392	$677,413

Amortization, impairment and change in fair value of mortgage servicing rights increased $38.0 million and $83.5 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. This increase was primarily due to increased amortization of a growing mortgage servicing asset and increased impairment of MSRs resulting from the effect on fair value of the decreasing interest rate environment that prevailed during much of 2015. The nine-month period ended September 30, 2015 was also negatively impacted by a reduction in the Federal Housing Administration’s mortgage insurance premium.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management fee	$5,742	$6,033	$17,181	$17,392
Performance incentive fee	—	3,590	1,343	9,217
	5,742	9,623	18,524	26,609
Investment Funds	714	1,756	3,384	5,877
Total management fees	6,456	11,379	21,908	32,486
Carried Interest	1,483	1,902	2,898	5,893
Total management fees and Carried Interest	$7,939	$13,281	$24,806	$38,379

Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,513,505	$1,588,041
Investment Funds	238,349	428,040
	$1,751,854	$2,016,081

Management fees from PMT decreased $3.9 million and $8.1 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to a decrease in performance incentive fees resulting from reductions in PMT’s net income during the period over which incentive fees are calculated.

Our incentive fee is based on how much PMT’s return on shareholders’ equity over a rolling twelve-month period exceeds certain thresholds. Therefore, the decrease in profitability reduced PMT’s return on equity and by extension the performance incentive fee we earned in 2015 as compared to 2014.

Management fees from the Investment Funds decreased  $1.0 million  and $2.5 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease was due to a reduction in the Investment Funds’ net asset values as a result of continued distributions to the Investment Funds’ investors following the end of the Investment Funds’ commitment periods on December 31, 2011, which reduces the investment base on which the management fees are computed.

Carried Interest from Investment Funds decreased $419,000 and $3.0 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to decreases in the Investment Funds’ returns in 2015 compared to 2014.

Other revenues

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in and dividends received from PMT are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Dividends received from PennyMac Mortgage Investment Trust	$(11)	$46	$127	$135
Change in fair value of investment in PennyMac Mortgage Investment Trust	(147)	(38)	(422)	(115)
	$(158)	$8	$(295)	$20
Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,160	$1,607

Change in fair value of investment in and dividends received from PMT decreased $166,000 and $315,000 during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to a decrease in the fair value of our investment in common shares of PMT. We held 75,000 common shares of PMT during each of the periods ended September 30, 2015 and 2014.

Expenses

Our compensation expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Salaries and wages	$44,299	$30,572	$119,948	$85,133
Incentive compensation	17,484	10,062	45,968	28,356
Taxes and benefits	7,475	5,039	21,317	14,525
Stock and unit-based compensation	4,871	2,702	15,462	10,218
	$74,129	$48,375	$202,695	$138,232

Average headcount	2,416	1,641	2,164	1,521
Period end headcount	2,483	1,693

Compensation expense increased  $25.8 million and $64.5 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to growth in our workforce to support the growth of our mortgage banking operations.

Servicing expense increased $2.9 million and $26.4 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to increased realized servicing advance losses and increased provisions for expected future servicing advance losses relating to delinquent government-insured or guaranteed mortgage loans that we service. Servicing expenses also increased due to continuing growth in our mortgage loan servicing portfolio.

Technology expense increased $2.3 million and $7.2 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to increased software costs as part of our continued investment in loan production and servicing infrastructure.

Loan origination expense increased $1.8 million and $6.9 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 due to increased loan production in 2015 compared to 2014.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT.  The expense amounts presented in our consolidated statements of income are net of these allocations. The amount of total expenses that we allocated to PMT during the quarter and nine months ended September 30, 2015 remained generally consistent compared to the same periods in 2014 and included discretionary waivers, in accordance with the terms of the management agreement, of $900,000 and $1.6 million for the quarter and nine months ended September 30, 2015, respectively, of overhead expenses otherwise allocable to PMT.

Expense amounts allocated to PMT during the period ended September 30, 2015  and 2014 are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Technology	$1,216	$1,232	$3,532	$3,289
Depreciation and amortization	531	547	1,640	1,537
Occupancy	497	569	1,463	1,627
Other	450	454	1,490	1,565
Total expenses	$2,694	$2,802	$8,125	$8,018

Provision for Income Taxes

Our effective tax rates were 11.6% and 11.5% during the quarter and nine months ended September 30, 2015, respectively, compared to 11.5% and 11.4% during the same periods in 2014, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and short-term investments	$72,181	$97,943
Mortgage loans held for sale at fair value	1,696,980	1,147,884
Servicing advances, net	252,172	228,630
Receivable from affiliates	168,762	26,162
Carried Interest due from Investment Funds	70,196	67,298
Mortgage servicing rights	1,307,392	730,828
Other assets	247,639	207,941
Total assets	$3,815,322	$2,506,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$1,940,811	$1,112,675
Payable to affiliates	596,110	350,389
Other liabilities	289,094	236,356
Total liabilities	2,826,015	1,699,420
Total stockholders' equity	989,307	807,266
Total liabilities and stockholders' equity	$3,815,322	$2,506,686

Total assets increased  $1.3 billion from $2.5 billion at December 31, 2014 to $3.8 billion at September 30, 2015. The increase was primarily due to an increase of $576.6 million in MSRs and an increase of $549.1 million in mortgage loans held for sale at fair value, resulting from purchases of MSRs and growth in our mortgage loan production.

Total liabilities increased by $1.1 billion from $1.7 billion as of December 31, 2014 to $2.8 billion as of September 30, 2015. The increase was primarily attributable to an increase of $464.2 million in mortgage loans sold under agreements to repurchase, an increase of $103.8 million in sales of mortgage loan participation certificates, and increase of $260.1 million in note payable all to fund growth in our inventory of mortgage loans held for sale at fair value and MSRs, and an increase of $227.4 million in liabilities relating to the sale of ESS to PMT.

Cash Flows

Our cash flows for the nine months ended September 30, 2015 and 2014 are summarized below:

	Nine months ended September 30,
	2015	2014	Change
	(in thousands)
Cash flow activities:
Operating	$(519,157)	$(695,080)	$175,923
Investing	(538,151)	1,181	(539,332)
Financing	1,028,467	740,511	287,956
Net cash flows	$(28,841)	$46,612	$(75,453)

Our cash flows resulted in a net decrease in cash of $28.8 million during the nine months ended September 30, 2015. The decrease was due to cash used in our operating and investing activities exceeding cash provided by our financing activities.

Operating activities

Cash used in operating activities totaled $519.2 million and $695.1 million during the nine months ended September 30,  2015 and 2014, respectively, primarily due to the growth of our inventory of mortgage loans held for sale at fair value.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2015 totaled $538.2 million primarily due to our purchases of MSRs and advances on a note receivable from PMT that we made during the period. Net cash provided by investing activities during the nine months ended September 30, 2014 totaled $1.2 million primarily due to a  decrease in short-term investments.

Financing activities

Net cash provided by financing activities totaled  $1.0 billion and $740.5 million during the nine months ended September 30, 2015 and 2014, respectively, primarily due to increased sales of loans under agreements to repurchase and a mortgage loan participation agreement used to finance the growth in our inventory of mortgage loans held for sale. Cash provided by financing activities also reflects the proceeds received from issuance of ESS financing of $271.5 million and $82.6 million during the nine months ended September 30, 2015 and 2014, respectively, used to finance purchases of MSRs and $150.0 million of advances on a note receivable that were in turn advanced to PMT to finance its investment in ESS.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of mortgage loans under agreements to repurchase, sales of mortgage loan participation certificates, a note payable secured by MSRs and ESS financing. All of our borrowings other than ESS have short-term maturities and provide for terms of approximately one year. We will continue to finance most of our assets on a short-term basis until long-term financing becomes more available. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of mortgage loans together with agreements for us to buy back the respective assets at a later date. Our mortgage loan repurchase agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Repurchase agreements outstanding:
Average balance	$975,724	$691,730	$805,517	$505,072
Maximum daily balance	$1,496,306	$1,010,146	$1,496,306	$1,010,146
Balance at period end	$1,286,411	$929,460

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

With respect to servicing performed for PMT, PLS is also subject to certain covenants under its debt agreements. Covenants of PLS in PMT’s debt agreements are equally or sometimes less restrictive than the covenants described above.

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

PLS is also subject to liquidity and net worth requirements established by each of the Agencies. Effective

December 31, 2015, Fannie Mae and Freddie Mac have established new minimum liquidity requirements and revised their net worth requirements for their approved non-depository single-family seller/servicers and Ginnie Mae for its approved single-family issuers, as summarized below:

•

Fannie Mae and Freddie Mac liquidity requirement is equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of total non-performing Agency servicing UPB in excess of 6% of total Agency servicing UPB; allowable assets to satisfy liquidity requirement include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines;

•	Fannie Mae and Freddie Mac net worth requirement is a tangible net worth/total assets ratio greater than or equal to 6%;
•

Ginnie Mae single-family issuer minimum liquidity requirement is equal to the greater of $1.0 million or 0.10% (10 basis points) of the issuer’s outstanding Ginnie Mae single-family securities, which must be met with cash and cash equivalents; and

•	Ginnie Mae net worth requirement is equal to $2.5 million plus 0.35% (35 basis points) of the issuer’s outstanding Ginnie Mae single-family obligations.

We are continuing to evaluate the impact of these requirements on our future operations.  Although there can be no assurance, we currently believe that we will be in compliance with or otherwise satisfy the applicable Agency requirements.

We have purchased portfolios of MSRs and have financed them in part through the sale to PMT of the right to receive ESS. The outstanding amount of the ESS financing is based on the current valuation of such ESS and amounts received on the underlying mortgage loans.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2015, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of September 30, 2015, we had contractual obligations of $1.3 billion to finance assets under agreements to repurchase and $247.4 million to finance assets under our mortgage loan participation and sale agreement. We also had a contractual obligation of $407.0 million relating to a note payable secured by MSRs. We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Mortgage loans sold under agreements to repurchase	$1,287,116	$1,287,116	$—	$—	$—
Mortgage loan participation and sale agreement	247,411	247,411	—	—	—
Note payable	407,000	407,000	—	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	418,573	—	—	—	418,573
Anticipated interest payments related to excess servicing spread financing at fair value	199,280	28,496	46,199	35,011	89,574
Software licenses (2)	21,916	10,958	10,958	—	—
Office leases	45,757	7,477	11,354	11,217	15,709
Total	$2,627,053	$1,988,458	$68,511	$46,228	$523,856

(1)

The ESS payable to PMT does not have a stated contractual maturity. However, its cash flows are not expected to extend beyond the contractual maturities of the underlying mortgage loans. Such maturities extend beyond five years.

(2)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $490,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 803,000 at September 30, 2015. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the nine months ended September 30, 2015, software license fees totaled $18.4 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital, LLC	$54,117	December 10, 2015	December 15, 2015
Bank of America, N.A.	$52,803	December 20, 2015	January 29, 2016
Morgan Stanley	$16,755	November 19, 2015	July 26, 2016
Citibank, N.A.	$10,504	November 6, 2015	October 20, 2016

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

Loan Servicing Agreements

PMT Loan Servicing Agreement

We have a loan servicing agreement with PMT, pursuant to which we provide loan servicing for its portfolio of residential mortgage loans. The servicing agreement provides for servicing fees payable to us based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or whether the underlying mortgage property has become REO.

•

The base servicing fee rates for distressed whole mortgage loans are charged based on a monthly per‑loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgage property has become REO. Presently, the base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $125 per month for mortgage loans that are in foreclosure. The base servicing fee rate for REO and REO rentals is $75 and $30 per month, respectively.

•

The base servicing fee rates for non‑distressed mortgage loans subserviced by us on PMT’s behalf are also calculated through a monthly per‑loan dollar amount, with the actual dollar amount for each mortgage loan based on whether the mortgage loan is a fixed‑rate or adjustable‑rate loan. The base servicing fee rates for mortgage loans subserviced on PMT’s behalf are $7.50 per month for fixed‑rate mortgage loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these mortgage loans become delinquent, we are entitled to an additional servicing fee per mortgage loan falling within a range of $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the mortgage loan or $75 per month if the underlying mortgaged property becomes REO.

•

We are required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because PMT does not have any employees or infrastructure. For these services, we receive a supplemental servicing fee of $25 per month for each distressed whole loan and, through August 31, 2015, received a supplemental servicing fee of $3.25 per month for each non‑distressed subserviced mortgage loan. With respect to non‑distressed subserviced mortgage loans, the supplemental servicing fee was subject to a cap of $700,000 per quarter. The supplemental servicing fee for non-distressed subserviced mortgage loans was eliminated, effective as of September 1, 2015. We are also entitled to reimbursement for all customary, good faith reasonable and necessary out‑of‑pocket expenses incurred in performance of our servicing obligations.

•

We, on behalf of PMT, currently participate in the Home Affordable Modification Program (“HAMP”) of the U.S. Department of the Treasury and U.S. Department of Housing and Urban Development (“HUD”) (and other similar mortgage loan modification programs). HAMP establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including mortgage loan servicers, for achieving modifications and successfully remaining in the program. The mortgage loan servicing agreement entitles us to retain any incentive payments made to us and to which we are entitled under HAMP; provided, however, that with respect to any such incentive payments paid to us under HAMP in connection with a mortgage loan modification for which PMT previously paid us a modification fee, we shall reimburse PMT an amount equal to the incentive payments.

We also remain entitled to market‑based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to loans we service for PMT.

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

In the event that PMT purchases mortgage loans with a total UPB in any month greater than $2.5 billion and less than $5 billion, we have agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of UPB in excess of $2.5 billion, and (iii) the percentage of the total UPB relating to mortgage loans for which we collected fulfillment fees in such month. In the event PMT purchases mortgage loans with a total UPB in any month greater than $5 billion, we have agreed to further discount the amount of fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.05%, (ii) the amount of UPB in excess of $5 billion, and (iii) the percentage of the total UPB relating to mortgage loans for which we collected fulfillment fees in such month.

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the MBWS agreement, we currently purchase loans saleable in accordance with the Ginnie Mae Mortgage‑Backed Securities Guide “as is” and without recourse of any kind to PMT at its cost, plus accrued interest and a sourcing fee of three basis points, in each case on the UPB of the loan, less loan administrative fees collected by PMT from the seller.

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

MSR Recapture Agreement

Pursuant to the terms of a MSR recapture agreement, as amended, if we refinance through our consumer direct lending business mortgage loans for which PMT previously held the MSRs, we are generally required to transfer and convey to one of PMT’s wholly‑owned subsidiaries, without cost to PMT, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have a total UPB that is not less than 30% of the total UPB of all such mortgage loans so originated.

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

Spread Acquisition and MSR Servicing Agreements

Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we may sell to PMT or one of its wholly owned subsidiaries the rights to receive certain ESS from MSRs acquired by us from banks and other third party financial institutions. We are generally required to service or subservice the related mortgage loans for the applicable agency or investor. The specific terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

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

To the extent we refinance any of the mortgage loans relating to the ESS we sell to PMT, the 12/30/13 Spread Acquisition Agreement also contains recapture provisions requiring that we transfer to PMT, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. However, under the 12/30/13 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the refinanced mortgage loans, we are also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the modified mortgage loans, the 12/30/13 Spread Acquisition Agreement contains provisions that require us to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair value of the aggregate ESS to be transferred for the applicable month is less than $200,000, we may, at our option, pay cash to PMT in an amount equal to such fair value instead of transferring such ESS.

In connection with our entry into the 12/30/13 Spread Acquisition Agreement, we were also required to (i) amend the terms of our loan and security agreement (the “LSA”) with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), pursuant to which we pledged to CSFB all of our rights and interests in the Ginnie Mae MSRs we own or acquire, enabling us to finance certain of such MSRs and servicing advance receivables, and (ii) enter into a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and us. Separately, as a condition to permitting us to transfer to PMT the ESS relating to a portion of our pledged Ginnie Mae MSRs, CSFB required PMT to enter into a Security and Subordination Agreement (the “Security Agreement”), pursuant to which PMT pledged to CSFB its rights under the 12/30/13 Spread Acquisition Agreement and its interest in any ESS purchased thereunder. CSFB’s lien on the ESS remains subordinate to the rights and interests of Ginnie Mae pursuant to the provisions of the 12/30/13 Spread Acquisition Agreement and the terms of the acknowledgement agreement.

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

On April 30, 2015, we amended and restated the 12/30/13 Spread Agreement and the LSA, and PMT amended and restated the Security Agreement. The primary purpose of the amendment and restatement to the 12/30/13 Spread Agreement was to evidence the ownership of the ESS under participation certificates and to otherwise incorporate the terms of previously executed amendments. Under the terms of the amendment and restatement to the LSA, the maximum loan amount was increased from $257 million to $407 million. The $150 million increase was implemented for the purpose of facilitating the financing of ESS by PMT. The aggregate loan amount outstanding under the amended and restated LSA and relating to advances outstanding with PMT is guaranteed in full by PMT. The primary purpose of PMT’s amendment and restatement to the Security Agreement was to provide CSFB with remedies under the Security Agreement relating to such guaranty obligations by PMT.

Note Receivable from PMT

In connection with certain of the amendments and restatements described above, we entered into an underlying loan and security agreement with PMT, dated as of April 30, 2015, pursuant to which PMT may borrow up to $150 million from us for the purpose of financing ESS (the “Underlying LSA”).

The principal amount of the borrowings under the Underlying LSA is based upon a percentage of the market value of the ESS pledged by PMT, subject to the $150 million sublimit described above. Pursuant to the Underlying LSA, PMT granted us a security interest in all of its right, title and interest in, to and under the ESS pledged to secure the borrowings.

We have agreed with PMT in connection with the Underlying LSA that PMT is required to repay us the principal amount of borrowings plus accrued interest to the date of such repayment, and we are required, in turn, to repay CSFB the corresponding amount under the MSR Repo. Interest accrues on the note receivable from PMT relating to the Underlying LSA at a rate based on CSFB’s cost of funds under the MSR Repo. PMT was also required to pay us a fee for the structuring of the Underlying LSA in an amount equal to the portion of the corresponding fee paid by us to CSFB allocable to the increase in the maximum loan amount under the MSR Repo resulting from the ESS financing.

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

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through committed and uncommitted borrowings with major financial institution counterparties in the form of sales of mortgage loans and MSRs under agreements to repurchase, a mortgage loan participation and sale agreement, and ESS financing. The borrower under each of these facilities or arrangements is PLS, and all obligations thereunder are guaranteed by Private National Mortgage Acceptance Company, LLC.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of September 30, 2015, we were in compliance in all material respects with these covenants.

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

All of PLS’s borrowings discussed above have short-term maturities that expire as follows:

	Outstanding	Total	Committed
Counterparty (1)	indebtedness (2)	facility size	facility	Maturity date
	(in thousands)
Bank of America, N.A.	$494,691	$500,000	$225,000	January 29, 2016
Bank of America, N.A.	$247,411	$250,000	$250,000	January 29, 2016
Credit Suisse First Boston Mortgage Capital LLC	$496,855	$500,000	$500,000	December 15, 2015
Credit Suisse First Boston Mortgage Capital LLC	$407,000	$407,000	$407,000	November 13, 2015
Morgan Stanley Bank, N.A.	$198,687	$300,000	$125,000	July 26, 2016
Citibank, N.A.	$96,883	$100,000	$50,000	October 20, 2016

(1)

The borrowings with Bank of America, N.A. (with a committed amount of $225 million), Citibank, N.A. and Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $500 million) are in the form of sales of mortgage loans under agreements to repurchase. The borrowing with Bank of America, N.A. (with a committed amount of $250 million) is in the form of a mortgage loan participation and sale agreement. At September 30, 2015, the borrowing with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $407 million) was in the form of a note payable secured by certain MSRs and loan servicing advances. Such borrowing is currently in the form of sales of MSRs under an agreement to repurchase.

(2)	Represents outstanding indebtedness reduced by cash collateral as of September 30, 2015.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of September 30, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$697,573	$671,857	$659,686	$636,605	$625,654	$604,843
Change in fair value:
$	$49,632	$23,916	$11,744	$(11,337)	$(22,287)	$(43,099)
%	7.66%	3.69%	1.81%	(1.75)%	(3.44)%	(6.65)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$709,151	$677,257	$662,296	$634,161	$620,918	$595,926
Change in fair value:
$	$61,209	$29,315	$14,355	$(13,780)	$(27,024)	$(52,016)
%	9.45%	4.52%	2.22%	(2.13)%	(4.17)%	(8.03)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$667,733	$657,837	$652,890	$642,994	$638,046	$628,151
Change in fair value:
$	$19,791	$9,896	$4,948	$(4,948)	$(9,896)	$(19,791)
%	3.05%	1.53%	0.76%	(0.76)%	(1.53)%	(3.05)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of September 30, 2015, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$718,101	$693,039	$681,152	$658,565	$647,828	$630,577
Change in fair value:
$	$48,434	$23,372	$11,485	$(11,102)	$(21,839)	$(42,283)
%	7.23%	3.49%	1.72%	(1.66)%	(3.26)%	(5.84)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$732,071	$699,583	$684,322	$655,586	$642,045	$619,658
Change in fair value:
$	$62,403	$29,916	$14,655	$(14,081)	$(27,622)	$(53,202)
%	9.32%	4.47%	2.19%	(2.10)%	(4.12)%	(7.47)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$697,255	$683,461	$676,564	$662,770	$655,873	$642,080
Change in fair value:
$	$27,588	$13,794	$6,897	$(6,897)	$(13,794)	$(27,588)
%	4.12%	2.06%	1.03%	(1.03)%	(2.06)%	(4.12)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our excess servicing spread financing accounted for using the fair value method as of September 30, 2015, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$440,060	$429,044	$423,743	$408,609	$413,530	$399,118
Change in fair value:
$	$21,487	$10,471	$5,170	$(9,964)	$(5,043)	$(19,455)
%	5.13%	2.50%	1.24%	(2.38)%	(1.20)%	(4.65)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$461,449	$439,062	$428,595	$408,971	$399,763	$382,441
Change in fair value:
$	$42,875	$20,488	$10,022	$(9,602)	$(18,810)	$(36,133)
%	10.24%	4.89%	2.39%	(2.29)%	(4.49)%	(8.63)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 74 to 75 of this Report is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of September 30, 2015, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015 and our Quarterly Reports on Form 10-Q filed thereafter.

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

Exhibit Number	Exhibit Description

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

10.20

Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.21

Amendment No. 3 to Second Amended and Restated Flow Servicing Agreement, dated as of December 11, 2014, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.22

Amendment No. 4 to Second Amended and Restated Flow Servicing Agreement, dated as of March 31, 2015, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.23	Amendment No. 5 to Second Amended and Restated Flow Servicing Agreement, dated as of September 1, 2015, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

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

Exhibit Number	Exhibit Description
10.36

Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of April 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.37

Amendment No. 1 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.38

Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 1.01 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2014).

10.39

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.40

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

10.42

Amendment No. 1 to the Amended and Restated Flow Servicing Agreement, dated as of December 4, 2014, by and among PennyMac Loan Services, LLC and PNMAC Mortgage Co., LLC (incorporated by reference to Exhibit 10.41 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.43

Second Amended and Restated Flow Servicing Agreement, dated as of August 1, 2008, as amended effective as of January 1, 2012, by and between PNMAC Mortgage Opportunity Fund Investors, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.44

Amendment No. 1 to the Second Amended and Restated Flow Servicing Agreement, dated as of December 5, 2014, by and among PennyMac Loan Services, LLC and PNMAC Mortgage Opportunity Fund Investors, LLC (incorporated by reference to Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.45

Amended and Restated Flow Servicing Agreement, dated as of August 1, 2010, by and between PNMAC Mortgage Opportunity Fund, LP and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.46

Amendment No. 1 to the Amended and Restated Flow Servicing Agreement, dated as of December 4, 2014, by and among PennyMac Loan Services, LLC and PNMAC Mortgage Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.45 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

Exhibit Number	Exhibit Description
10.47

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

10.56

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

Exhibit Number	Exhibit Description
10.58

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

10.60

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

10.62

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

10.69

Amendment Number Nine to the Master Repurchase Agreement, dated September 8, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.70

Amendment Number Ten to the Master Repurchase Agreement, dated July 6, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.69 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.71

Amendment Number Eleven to the Master Repurchase Agreement, dated August 3, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 5, 2015).

Exhibit Number	Exhibit Description

10.72	Amendment Number Twelve to the Master Repurchase Agreement, dated September 7, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A.

10.73

Amendment Number Thirteen to the Master Repurchase Agreement, dated October 22, 2015, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2015).

10.74

Guaranty Agreement, dated as of June 26, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Citibank, N.A (incorporated by reference to Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.75

Second Amended and Restated Loan and Security Agreement, dated as of March 27, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.76

Amendment No. 1 to Second Amended and Restated Loan Security Agreement, dated as of December 12, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.77

Amendment No. 2 to Second Amended and Restated Loan Security Agreement, dated as of March 22, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.78

Amendment No. 3 to Second Amended and Restated Loan Security Agreement, dated as of December 30, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2014).

10.79

Amendment No. 4 to Second Amended and Restated Loan Security Agreement, dated as of October 31, 2014 among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.66 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.80

Third Amended and Restated Loan and Security Agreement, dated as of March 27, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2015).

10.81

Amendment No. 1 to Third Amended and Restated Loan and Security Agreement, dated as of June 5, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.82

Amendment No. 2 to Third Amended and Restated Loan and Security Agreement, dated as of July 27, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.79 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.83	Amendment No. 3 to Third Amended and Restated Loan and Security Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC.

Exhibit Number	Exhibit Description
10.84

Master Spread Participation Agreement, dated as of March 27, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.73 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.85	Amendment No. 1 to Master Spread Participation Agreement, dated as of August 26, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC.

10.86

Loan and Security Agreement, dated as of April 30, 2015, among PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.87	Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.88

Second Amended and Restated Guaranty, dated as of March 27, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2015).

10.89

Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant’s Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

10.90

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 5, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.91

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.92

Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of March 13, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.59 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.93

Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 5, 2014).

10.94

Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.65 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.95

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
10.96

Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.97

Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of December 23, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.98

Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.99

Guaranty, dated as of August 14, 2009, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.100

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

10.102

Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.63 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.103

Amendment Number Three to the Master Repurchase Agreement, dated as of June 30, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.104

Amendment Number Four to the Master Repurchase Agreement, dated as of June 29, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.98 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.105

Amendment Number Five to the Master Repurchase Agreement, dated as of July 27, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 27, 2015).

10.106

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.107

Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 13, 2014, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.108

Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.84 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibit Number	Exhibit Description

10.109

Amended and Restated Guaranty, dated as of August 13, 2014, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.73 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.110

Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (ii) the Consolidated Statements of Income for the quarters ended September 30, 2015 and September 30, 2014, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended September 30, 2015 and September 30, 2014, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2015 and September 30, 2014 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: November 6, 2015	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board of Directors and Chief Executive Officer

Dated: November 6, 2015	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer