Form 10-K
period 2015-12-31
PENNYMAC FINANCIAL SERVICES, INC.
filed 2016-03-10
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2015 the aggregate market value of the registrant’s Common Stock of beneficial interest, $0.0001 par value (“common stock”), held by non‑affiliates was $334,840,005 based on the closing price as reported on the New York Stock Exchange on that date.

As of March 7, 2016, the number of outstanding shares of common stock of the registrant was 22,035,491.

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2016 Annual Meeting of Stockholders	Part III

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10‑K

December 31, 2015

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

•	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

•	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

•	our dependence on U.S. government‑sponsored entities and changes in their current roles or their guarantees or guidelines;

•	changes to government mortgage modification programs;

•	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

•	foreclosure delays and changes in foreclosure practices;

•	certain banking regulations that may limit our business activities;

•	our dependence on the multifamily and commercial real estate sectors for future originations of commercial mortgage loans and other commercial real estate related loans;

•	changes in macroeconomic and U.S. real estate market conditions;

•	difficulties inherent in growing loan production volume;

•	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

•	purchase opportunities for mortgage servicing rights (“MSRs”) and our success in winning bids;

•	changes in prevailing interest rates;

•	increases in loan delinquencies and defaults;

•	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;

•	any required additional capital and liquidity to support business growth that may not be available on acceptable terms, if at all;

•

our obligation to indemnify third‑party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

•	our obligation to indemnify PMT and the Investment Funds if our services fail to meet certain criteria or characteristics or under other circumstances;

•	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

•	the extensive amount of regulation applicable to our investment management segment;

•	conflicts of interest in allocating our services and investment opportunities among ourselves and our Advised Entities;

•	the effect of public opinion on our reputation;

•	our recent growth;

•	our ability to effectively identify, manage, monitor and mitigate financial risks;

•	our initiation of new business activities or expansion of existing business activities;

•	our ability to detect misconduct and fraud; and

•	our ability to mitigate cybersecurity risks and cyber incidents.

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

Initial Public Offering and Recapitalization

We were formed as a corporation in December 2012. On May 14, 2013, we completed an initial public offering (“IPO”) in which we sold approximately 12.8 million shares of Class A Common Stock par value $0.0001 per share (“Class A Common Stock”) for cash consideration. With the net proceeds from the IPO, we bought approximately 12.8 million Class A units of Private National Mortgage Acceptance Company, LLC (“PennyMac”) and became its sole managing member. We operate and control all of the business and affairs and consolidate the financial results of PennyMac.

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

We conduct our business in three segments: loan production, loan servicing (together, these two activities comprise mortgage banking activities) and investment management (refer to footnote 26). Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government‑sponsored entity (“GSE”). It is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”), and a servicer for the Home Affordable Modification Program (“HAMP”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended, manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment Company Act of 1940 (“Investment Company Act”), as amended, an affiliate of these Funds and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”

Mortgage Banking

Loan Production

Our loan production segment sources mortgage loans through two channels: correspondent production and consumer direct lending.

In correspondent production we manage, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated mortgage loans, including both conventional and government-insured or guaranteed residential mortgage loans that qualify for inclusion in securitizations that are guaranteed by the Agencies. For conventional mortgage loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each mortgage loan purchased by PMT. In the case of government insured mortgage loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account.

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

For loans originated through our consumer direct lending channel, we conduct our own fulfillment, earn interest income and gains or losses during the holding period and upon the sale or securitization of these loans, and retain the associated MSRs (subject to sharing with PMT a portion of such MSRs or cash with respect to certain consumer direct originated loans that refinance loans for which the related MSRs or excess servicing spread (“ESS”) was held by PMT).

Our loan production activity is summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Unpaid principal balance of mortgage loans purchased and originated for sale:
Government-insured or guaranteed mortgage loans acquired from PennyMac Mortgage Investment Trust	$31,490,920	$16,431,338	$16,113,806
Mortgage loans sourced through our consumer direct channel	4,143,239	1,952,505	1,104,051
	$35,634,159	$18,383,843	$17,217,857
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$14,014,603	$11,476,448	$15,225,153

Loan Servicing

Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of mortgage loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide servicing for conventional and government-insured or guaranteed loans (“prime servicing”), as well as servicing for distressed mortgage loans that have been acquired as investments by our Advised Entities (“special servicing”). As of December 31, 2015, the portfolio of mortgage loans that we serviced or subserviced totaled approximately $160.2 billion in unpaid principal balance (“UPB”).

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages PMT and the Investment Funds. PMT and the Investment Funds had combined net assets of approximately $1.7 billion as of December 31, 2015. For these activities, we earn management fees as a percentage of net assets and may earn incentive compensation based on investment performance.

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest financial markets in the world, with approximately $10.0 trillion of outstanding debt and average annual origination volume of $1.4 trillion for the five years ending December 31, 2015.  Many of the largest financial institutions, including banks which have traditionally held the majority of the market share in mortgage originations and servicing, have reduced their participation in the mortgage market and the industry remains in a period of significant transformation, creating opportunities for non-bank participants.

The residential mortgage industry is characterized by high barriers to entry, including the necessity for approvals required to sell loans to and service loans for the Agencies, state licensing requirements for non-federally chartered banks, sophisticated infrastructure, technology, and processes required for successful operations, and financial capital requirements.

Our Growth Strategies

Since our establishment, we have demonstrated our ability to apply our residential mortgage expertise and operating capabilities to multiple business opportunities. In the initial years of our operation, for example, we identified investing in distressed mortgage assets as an attractive opportunity and we raised and deployed capital through a series of successful transactions. As the mortgage market presented opportunities in new loan production and servicing, we expanded our management and capabilities to profitably capitalize on these businesses as well.

Our growth strategies include:

Growing our Mortgage Loan Servicing Portfolio

We expect to grow our servicing portfolio on an organic basis, as our correspondent government‑insured production and consumer direct lending adds new prime servicing for owned MSRs, and correspondent conventional lending adds new subservicing. In 2015, our correspondent and consumer direct loan production totaled $35.6 billion in UPB. We plan to supplement our organic growth by adding new special servicing through continued distressed loan acquisitions by PMT and potentially other entities that we may manage in the future. We have acquired MSRs from large mortgage servicers, which are selling MSRs due to continuing operational and regulatory pressures, higher regulatory capital requirements for banks, and a re-focus on core customers and business, and from independent mortgage banks, which are selling MSRs due to reduced origination volumes, operational losses, and a need for capital. During 2015, we completed acquisitions of MSRs with UPB totaling $33 billion. We effected these acquisitions through a co‑investment with PMT by which we financed a portion of these purchases through the sale to PMT of ESS.

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

Growing Commercial Real Estate Finance Focused on Small Balance Loans

During 2015, we entered the commercial real estate finance business. We are focusing on the production of small balance multifamily loans (typically under $10 million in UPB).  We are investing in personnel, systems and marketing to build our multifamily real estate finance platform, which we believe complements our existing businesses in residential mortgages.

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

We have established a management Mortgage Regulatory Compliance Committee (“MRCC”) to oversee the compliance program, engender a culture conducive to ethical conduct and compliance throughout our Company, assure that we proactively identify and respond to changes in our risk profile and regulatory environment, and establish compliance program standards, articulated in compliance policies. The MRCC has identified individuals throughout the organization to oversee specific areas of compliance. MRCC membership includes senior management from across the Company and meets monthly to remain updated on recurring and rotational topics.

We administer a compliance training program comprised of general training and role-centric training. Both are designed to promote a contemporary understanding of compliance issues and regulations affecting the mortgage industry.

During 2015, our loan origination and servicing operations were reviewed by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, the FDIC and by other state and federal regulators. There were no significant findings or allegations of violations of law from any of these reviews.

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

In our mortgage banking segments, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers, such as Wells Fargo, JP Morgan Chase, Bank of America, Citigroup, U.S. Bank, Quicken Loans, Nationstar Mortgage and Walter Investment Management Corp. In our loan production segment, we compete on the basis of product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees. In our servicing segment, we compete on the basis of experience in the residential loan servicing business, quality of high‑touch special servicing and historical servicing performance, and quality of execution, especially in high‑touch special servicing.

In our investment management segment, we compete for capital with both traditional and alternative investment managers. We compete on the basis of historical track record of risk‑adjusted returns, experience of investment management team, the return profile of prospective investment opportunities and on the level of fees and expenses.

Employees

As of December 31, 2015, we, through a subsidiary, had 2,509 employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to United States Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.pennymacfinancial.com through the investor relations section of our website as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. In addition, the public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

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

Due to the highly regulated nature of the mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan production and servicing businesses and the fees that we may charge. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits.  Federal, state and local governments have proposed or enacted numerous new laws, regulations and rules related to mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, licensing of loan officers, loan officer compensation, secured transactions, property valuations, servicing transfers, payment processing, escrow, communications with consumers, loss mitigation, collection, foreclosure, bankruptcy, repossession and claims‑handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non‑public personal financial information of borrowers. Service providers we use must also comply with these legal requirements, including outside counsel retained to process foreclosures and bankruptcies.

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

Our failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition and results of operations. In addition, our failure to comply with these laws, regulations and rules may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations. Our failure to adequately supervise service providers, including outside foreclosure counsel, may also have these negative results.

The failure of the mortgage lenders from whom loans were acquired through our correspondent production activities to comply with these laws, regulations and rules may also result in these adverse consequences. We have in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable law. However, we may not detect every violation of law by these mortgage lenders. While we have contractual rights to seek indemnity or repurchase from these correspondent lenders, if any of these lenders are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, financial condition and results of operations could be materially and adversely affected.

In addition, there continue to be changes in legislation, rulemaking and licensing in an effort to simplify the consumer mortgage experience, which requires technology changes and additional implementation costs for loan originators and servicers. We expect that legislative and regulatory changes will continue in the foreseeable future, which may increase our operating expenses.

Any changes in laws or regulations applicable to our business could adversely affect our business, financial condition and results of operations.

The CFPB continues to be more active in its monitoring of the residential mortgage origination and servicing sectors. New rules and regulations, such as the TILA-RESPA Integrated Disclosure rules, and/or more stringent enforcement of existing rules and regulations by the CFPB could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

The CFPB is charged, in part, with enforcing laws involving consumer financial products and services and is empowered with examination, enforcement and rulemaking authority. The CFPB has taken a very active role. For example, the CFPB sends examiners to banks and non-banks that service and/or originate mortgages to assess whether consumers’ interests are protected, and they have brought numerous enforcement actions against lenders and servicers and collected millions of dollars in penalties and compensation for consumers.

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

The CFPB’s TILA-RESPA Integrated Disclosure (“TRID”) rule, which is intended to improve the way consumers receive information about home loans both when they apply and when they are getting ready to close, became effective on October 3, 2015.  TRID represents a comprehensive overhaul of not only the existing home loan disclosure rules, but the entire home loan origination process, and has required industry wide changes to the way in which home loan brokers, lenders, settlement agents and service providers must work with each other. The rule has required, and will continue to require, substantial expense and effort in order to comply.  We relied on several third party vendors, in addition to our internal resources, to implement all of the home loan disclosure changes required by TRID by the

October 3, 2015 deadline. There can be no assurances that we have properly implemented the requirements of the TRID rule.

In addition, the CFPB issued final rules that took effect on January 10, 2014 amending Regulation X, which implements RESPA, and Regulation Z, which implements TILA. These final rules implement provisions of the Dodd-Frank Act regarding mortgage loan servicing including periodic billing statements, certain notices and acknowledgements, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, prompt investigation of complaints by borrowers, and additional steps to be taken before purchasing insurance to protect the lender’s interest in the property.  On December 15, 2014, the CFPB proposed amendments to the servicing rules involving lender-placed insurance notices, delinquency and early intervention, loss mitigation, periodic statement requirements, and successors-in-interest to borrowers. Comments to the proposed rules were due by March 16, 2015, and revised rules are anticipated some time in 2016.

On August 19, 2014, the CFPB issued guidance to mortgage servicers to address potential risks to customers that may arise in connection with transfers of servicing. According to the CFPB, if a servicer is determined to have engaged in any acts or practices that are unfair, deceptive, or abusive, or that otherwise violate federal consumer financial laws and regulations, the CFPB will take appropriate supervisory and enforcement actions to address violations and seek all appropriate corrective measures, including remediation of harm to consumers. In light of the significant amount of servicing transfers that we have undertaken and seek to undertake, we may receive additional scrutiny from the CFPB.

The CFPB is expected to issue new or amended rules addressing collection of consumer debts under the federal Fair Debt Collection Practices Act (“FDCPA”) in the latter half of 2016.  As part of their review of these rules, they issued a bulletin on December 16, 2015 describing the risks associated with in-person collection of consumer debts under the FDCPA, including remediation of harm to consumers and civil money penalties.  Again, we may be subject to additional scrutiny from the CFPB with respect to our debt collection activities.

The TRID rule, servicing rules and other regulations promulgated under the Dodd-Frank Act or by the CFPB and actions by the CFPB could materially and adversely affect the manner in which we conduct our business, result in heightened federal and state regulation and oversight of our business activities, and in increased costs and potential litigation associated with our business activities. Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows and our ability to make distributions to our stockholders.

Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows and our ability to make distributions to our shareholders.

We are highly dependent on U.S. government‑sponsored entities, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial position and results of operations.

Our ability to generate revenues through mortgage loan sales depends to a significant degree on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage‑backed securities (“MBS”), in the secondary market. These Agencies play a critical role in the mortgage industry and we have significant business relationships with many of them. Presently, almost all of the newly originated conforming loans that we originate directly with borrowers or assist PMT in acquiring from mortgage lenders through our correspondent production program qualify under existing standards for inclusion in mortgage securities backed by Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these Agencies on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

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

In particular, the Federal Housing Finance Agency (“FHFA”) has directed Fannie Mae and Freddie Mac to align their guidelines for servicing delinquent mortgages that they own or that back securities which they guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, the FHFA has directed Fannie Mae and Freddie Mac to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations.

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

In October 2014, Ginnie Mae announced several new issuer requirement changes, as well as a new issuer scorecard as part of an overall effort to ensure that Ginnie Mae’s MBS guarantee program continues to be flexible and available to as many entities as possible.  The issuer scorecard enables issuers to better understand and comply with Ginnie Mae expectations and provides issuers with a framework and methodology from which they can gauge their effectiveness against a pre-determined set of Ginnie Mae metrics as well as how they rank against their peers.  The new Ginnie Mae financial requirements include net worth and liquid asset criteria for single-family issuers, as well as issuers participating in more than one MBS program.  Issuers were required to meet the new requirements beginning December 31, 2015.

On January 30, 2015, FHFA proposed new minimum financial eligibility requirements for GSE seller/servicers.  These eligibility requirements align the minimum financial requirements for mortgage seller/servicers to do business with the GSEs.  Freddie Mac and Fannie Mae, at the direction of and in consultation with FHFA, undertook an extensive review of financial risks that the GSEs face from doing business with their sellers and servicers.  Based on this analysis, FHFA proposed minimum financial requirements, including net worth, capital ratio and liquidity criteria, in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service GSE loans to cover the financial risks.  These FHFA minimum financial requirements became effective on December 31, 2015.

In order to meet these Agency minimum net worth and liquidity requirements, we are required to maintain cash and cash equivalents in amounts that may adversely affect our business, financial condition and results of operations, and it may impede our ability to grow our businesses and our MSR portfolio.  To the extent that such requirements are not met, the Agencies may suspend or terminate Agency approval or certain agreements with us, which would cause us to cross default under other financing arrangements and/or have a material adverse effect on our business, financial position, results of operations and cash flows.

Changes to government mortgage modification and related programs could adversely affect our future revenues and costs.

Under the Making Home Affordable program (“MHA”) and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any modification plans that it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. While we participate in and dedicate numerous resources to the Home Affordable Modification Program (“HAMP”) and related programs within MHA, changes in legislation or regulation regarding HAMP or any other government mortgage modification program or changes in the requirements necessary to qualify for modifications of mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase our operating costs and the expense of our participation in such programs.

HAMP and other MHA programs have been extended and are now scheduled to expire on December 31, 2016. The expiration of these programs could significantly decrease our revenues, which would adversely affect our business, financial condition and results of operations.

The Home Affordable Refinance Program (“HARP”) allows us to refinance loans with an LTV greater than 100%. This program, and the FHA’s Short Refinance Program, allow us to refinance loans to existing borrowers who have little or negative equity in their homes. The FHA’s Short Refinance Program is scheduled to expire on December 31, 2016, and the expiration of that program or changes in legislation or regulations regarding that program could reduce our volume of refinancing originations to borrowers with little or negative equity in their homes.  Changes to HAMP, HARP, and other MHA or other programs could adversely affect our future revenues and costs.

Unlike competitors that are federally chartered banks, we are subject to the licensing and operational requirements of states and other jurisdictions that result in substantial compliance costs, and our business would be adversely affected if we lose our licenses.

Because we are not a federally chartered depository institution, we do not benefit from exemptions to state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and regulatory changes may increase our costs through stricter licensing laws, disclosure laws or increased fees or may impose conditions to licensing that we or our personnel are unable to meet.

In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to mortgage servicers and mortgage originators. These rules and regulations generally provide for licensing as a mortgage servicer, mortgage originator, loan modification underwriter, or third‑party debt default specialist (or a combination thereof), requirements as to the form and content of employee compensation contracts and other documentation, licensing of our employees and those of independent contractors with whom we contract, and employee hiring background checks. They also set forth restrictions on advertising and collection practices and disclosure and record‑keeping requirements, and they establish a variety of borrowers’ rights. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees, that we may charge to borrowers. This could make our business cost‑prohibitive in the affected state or states and could materially affect our business.

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

Although we are not a party to the Settlement, we are required to comply with certain material requirements and terms where, among other things, (i) we subservice loans in certain circumstances for the mortgage servicers that are parties to the Settlement, (ii) the agencies begin to enforce the Settlement by looking downstream to our arrangement with certain mortgage servicers, (iii) the MSR owners for whom we subservice loans or the mortgage loan sellers from whom we or our Advised Entities purchase loans request that we comply with certain aspects of the Settlement, or (iv) we otherwise find it prudent to comply with certain aspects of the Settlement. While we have made changes to our operating policies and procedures in light of the Settlement, further changes could be required and changes to our servicing practices may increase compliance and operating costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.

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

As of September 30, 2015, PNC Financial Services Group Inc. (“PNC”) owned approximately 22% of the outstanding voting common shares of BlackRock, Inc. Based on PNC’s interests in and relationships with BlackRock, Inc., BlackRock, Inc. is deemed to be a non-bank subsidiary of PNC. BlackRock, Inc. is an affiliate of BlackRock Mortgage Ventures, LLC, which is one of our largest equity holders. Due to these relationships, we are deemed to be a non-bank subsidiary of PNC, which is regulated as a financial holding company under the Bank Holding Company Act of 1956, as amended. As a non-bank subsidiary of PNC, we may be subject to certain banking regulations, including the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Such banking regulations could limit the activities and the types of businesses that we may conduct. The Federal Reserve has broad enforcement authority over financial holding companies and their subsidiaries. The Federal Reserve could exercise its power to restrict PNC from having a non-bank subsidiary that is engaged in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity. The Federal Reserve may also impose substantial fines and other penalties for violations that we may commit. To the extent that we are subject to banking regulation, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations.

In addition, provisions of the Dodd-Frank Act referred to as the “Volcker Rule” prohibit or restrict a bank holding company and its affiliates from conducting certain transactions with certain investment funds, including hedge funds and private equity funds (collectively “covered funds”), when it has an ownership interest in, sponsors or advises a covered fund. The Volcker Rule prohibits proprietary trading as defined by such Rule, unless the trading is permitted by an exemption, such as for risk-mitigating hedging purposes. The Volcker Rule applies to us by virtue of our affiliation with PNC through BlackRock. On December 10, 2013, the regulatory agencies responsible for enforcing the Volcker Rule jointly issued implementing regulations that became effective April 1, 2014. While the Dodd-Frank Act provided that bank holding companies were required to conform their proprietary trading and covered funds activities by July 21, 2014, in connection with issuing the final Volcker Rule, the Federal Reserve extended the conformance period until July 21, 2015. The Federal Reserve is permitted, by rule or order, to extend the conformance period for one year at a time, for a total of not more than three years. On December 18, 2014, the Federal Reserve issued an order that further extends until July 21, 2016 the conformance period only for the prohibitions and restrictions in connection with covered funds that were in place prior to December 31, 2013 (“legacy covered funds”). The Federal Reserve stated in the order that it intends to exercise its authority again next year and grant the final one-year extension in order to permit bank holding companies until July 21, 2017 to conform transactions with legacy covered funds to the covered funds requirements of the Volcker Rule.  The Volcker Rule limits our ability to acquire or retain an ownership interest in, sponsor, advise or manage covered funds, and limits investments in certain covered funds by our employees, among other restrictions. If a fund, whether newly created or existing, becomes a covered fund, then certain transactions between us and the covered fund could be prohibited or restricted, or the fund may need to be restructured. These prohibitions, restrictions and limitations could disadvantage us against those competitors that are not subject to the Volcker Rule in the ability to manage covered funds and to retain employees.  Our failure to comply with the requirements of the Volcker Rule may adversely affect our business, financial condition and results of operations.

Our originations of commercial mortgage loans and other commercial real estate-related loans are dependent upon the success of the multifamily and commercial real estate sectors and may be affected by conditions that could materially adversely affect our business and results of operations.

We originate loans and acquire real estate assets secured by multifamily and commercial properties. The profitability of these business activities will be closely tied to the overall success of the multifamily and commercial real estate market. Various changes in real estate conditions may impact the multifamily and commercial real estate sectors. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations. These conditions include:

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

Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, geopolitical issues and the availability and cost of credit have contributed to increased volatility and unclear expectations for the economy in general and the real estate and mortgage markets in particular going forward. Since 2006, United States residential housing values have declined by approximately 14% according to the seasonally adjusted S&P/Case‑Shiller 20-City Home Price Index, and the volume of newly originated mortgages has decreased by approximately 45% While national housing values have increased in the last 12 months, these conditions may not have stabilized or they may worsen. A destabilization of the real estate and mortgage markets or deterioration in these markets may reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we originate or acquire, either at a profit or at all. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

We may not be able to effectively manage significant increases or decreases in our loan production volume, which could negatively affect our business, financial condition and results of operations.

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

Our correspondent production program is relationship driven. As of December 31, 2015, we worked with 432 approved mortgage lenders, but these lenders are not contractually obligated to do business with us or PMT, and our competitors also have relationships with these lenders and actively compete with us in our efforts to expand PMT’s network of approved mortgage lenders. In order to increase our loan production volume, we will need to not only maintain PMT’s existing relationships, but also develop PMT’s relationships with additional mortgage lenders. To date, we have grown our loan production volumes with mortgage lenders on the basis of our product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees. If we are not able to consistently maintain these qualities of execution, our reputation and existing relationships with mortgage lenders could be damaged. We may not be able to maintain PMT’s existing relationships or develop new relationships with mortgage lenders or our new mortgage products may not gain widespread acceptance.

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

On the other hand, we may experience significant growth in our correspondent loan production volume and consumer direct originations. If we do not effectively manage our growth, the quality of our correspondent production and consumer direct operations could suffer, which could negatively affect our brand and operating results.   Our

correspondent production and consumer direct origination businesses are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volume, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. We believe that changes in supply and demand within the marketplace have been driving lower margins in recent periods, which is reflected in our results of operations and in our gains on mortgage loans held for sale. If we are unable to grow our loan production volumes or if our margins become compressed, then our business, financial condition and results of operations could be adversely affected.

The industry in which we operate is highly competitive, and is likely to become more competitive, and decreased margins resulting from increased competition or our inability to compete successfully could adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. With respect to mortgage loan production, we face competition in such areas as mortgage loan offerings, rates, fees and customer service. With respect to servicing, we face competition in areas such as fees and performance in reducing delinquencies and entering into successful modifications.

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

The following are the material risks we face related to decreases in prevailing interest rates:

•

a decrease in prevailing interest rates may cause more borrowers to refinance existing loans that we service or may cause the expected volume of refinancing to increase, which would require us to record decreases in fair value and a higher level of amortization, impairment or both on our MSRs; and

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

We will require new and continued debt financing to facilitate our anticipated growth. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to borrow money. We are generally required to renew our financing arrangements each year, which exposes us to refinancing and interest rate risks. Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors beyond our control including:

•	limitations imposed on us under our financing agreements that contain restrictive covenants and borrowing conditions, which may limit our ability to raise additional debt;

•	restrictions imposed upon us by regulatory agencies that mandate certain minimum capital and liquidity requirements;

•	liquidity in the credit markets;

•	prevailing interest rates;

•	the strength of the lenders from which we borrow, and the regulatory environment in which they operate, including proposed capital strengthening requirements;

•	limitations on borrowings on credit facilities imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the credit facility; and

•	accounting changes that may impact calculations of covenants in our debt agreements.

No assurance can be given that any refinancing or additional financing will be possible when needed, that we will be able to negotiate acceptable terms or that market conditions will be favorable at the times that we require such refinancing or additional financing.  If we are unable to obtain sufficient capital to meet the financing requirements of our business, our financial condition and results of operations would be materially and adversely affected.

We leverage our assets under credit and other financing agreements and utilize various other sources of borrowings, which exposes us to significant risk and may materially and adversely affect our financial condition and results of operations.

We currently leverage and, to the extent available, we intend to continue to leverage the mortgage loans produced in consumer direct lending operations and the government‑insured loans acquired from PMT through borrowings under repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to lenders, which are the repurchase agreement counterparties, and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. The cash that we receive from a lender when we initially sell the assets to that lender is less than the fair value of those assets (this difference is referred to as the haircut), so if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming that there was no change in the fair value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new fair value of the collateral to reflect current market conditions. If a counterparty lender determines that the fair value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

We leverage certain of our other assets under a capital lease and a revolving credit agreement and may in the future utilize other sources of borrowings, including term loans, bank credit facilities and structured financing arrangements, among others. The amount of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of, among other things, the stability of our investment portfolio’s cash flow. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

Unlike banks, we are not subject to regulatory restrictions on the amount of our leverage. Our total borrowings are only restricted by covenants in our credit and other financing agreements, minimum capital requirements mandated by the Agencies pursuant to seller/servicer arrangements, and market conditions.  Incurring substantial debt subjects us to the risk that our cash flow from operations may be insufficient to repurchase the assets that we have sold to the lenders under our repurchase agreements or otherwise service the debt incurred under our other credit and financing agreements.

Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the investments acquired. Our debt service payments also reduce cash flow available for distribution to stockholders. In the event we are unable to meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

Our credit and financing agreements contain financial and restrictive covenants that could adversely affect our financial condition and our ability to operate our businesses.

Our existing credit and financing agreements also impose financial and non‑financial covenants and restrictions on us that impact our liquidity through minimum cash reserve requirements and impact our flexibility to determine our operating policies and investment strategies by limiting our ability to incur indebtedness; grant liens; engage in consolidations, mergers and asset sales, make restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. In our credit and financing agreements, we agree to certain covenants and restrictions and we make representations about the assets sold or pledged under these agreements. If we default on our obligations under a credit or financing agreement, fail to comply with certain covenants and restrictions or breach our representations and are unable to cure, the lender may be able to terminate the transaction or its commitments, accelerate any amounts outstanding, require us to post additional collateral or repurchase the assets, and cease entering into any other credit transactions with us.

Because our credit and financing agreements typically contain cross‑default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default, thereby exposing us to a variety of lender remedies, such as those described above, and potential losses arising therefrom. Any losses that we incur on our credit and financing agreements could materially and adversely affect our financial condition and results of operations.

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

Falling home prices across the United States may result in higher loan‑to‑value ratios (“LTVs”), lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. Some borrowers do not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume or growth of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments. Further, despite recent increases, interest rates have remained near historical lows for an extended period of time. Borrowers with adjustable rate mortgage loans must make larger monthly payments when the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates to the rates computed in accordance with the applicable index and margin. Increases in monthly payments may increase the delinquencies, defaults and foreclosures on a significant number of the loans that we service.

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

As of December 31, 2015, approximately 24% of the aggregate outstanding loan balance in our servicing portfolio was secured by properties located in California.  To the extent that California or other states in which we have greater concentrations of business in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, such concentration may decrease the value of our MSRs and adversely affect our consumer direct business. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost‑prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the terms of these agreements extend until February 1, 2017 (subject to automatic renewals for 18-month terms), but any of the agreements may be terminated earlier under certain circumstances or otherwise non-renewed. If any agreement is terminated or non-renewed, it would materially and adversely affect our ability to continue to execute our business plan.

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

Our sale of excess servicing spread exposes us to significant risks

We also sell to PMT or its subsidiaries, from time to time, the right to receive certain ESS arising from MSRs that we own or acquire. The ESS represents the difference between our contractual servicing fee with the applicable Agency and the base servicing fee that we retain as compensation for servicing the related mortgage loans upon our sale of the ESS.

As a condition of our sale of the ESS, PMT was required to subordinate its interests in the ESS to those of the applicable Agency. With respect to our Ginnie Mae MSRs, our interest is also subordinated to the rights of Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse”) under a repurchase agreement, pursuant to which Credit Suisse has a blanket lien on all of our Ginnie Mae MSRs (including the ESS we sell to PMT and record as a financing). Credit Suisse also required PMT to enter into a security and subordination agreement with respect to the acquired ESS, pursuant to which it acknowledges Credit Suisse’s blanket lien. The security and subordination agreement contains certain trigger events applicable to PMT, including breaches of its representations, warranties or covenants and defaults under other of its credit facilities that would require us to either (i) repay in full the outstanding loan amount under our repurchase agreement or (ii) repurchase the ESS from PMT at fair market value. To the extent we are unable to repay the loan under our repurchase agreement or repurchase the ESS, an event of default would exist under the repurchase agreement, thereby entitling Credit Suisse to liquidate the ESS and the related MSRs. As a result, a default by PMT under its security and subordination agreement that requires us to repay our repurchase agreement or repurchase the ESS, or that results in a loss of our Ginnie Mae MSRs, could have a material adverse effect on our business, financial condition and results of operations.

Credit Suisse may also liquidate the ESS along with our related Ginnie Mae MSRs to the extent there exists an event of default under our repurchase agreement. In the event PMT’s ESS is liquidated as a result of certain of our actions or inactions, we generally would be required to indemnify PMT under the applicable spread acquisition agreement. A claim by PMT for the loss of its ESS as a result of our actions or inactions would likely be significant in size and could have a material adverse effect on our business, financial condition and results of operations.

In connection with our repurchase agreement with Credit Suisse, we also provide pass through financing to PMT under a loan and security agreement to facilitate its financing of the ESS it acquires from us. The loan security agreement subjects us to the credit risk of PMT. To the extent PMT defaults in its payments of principal and interest under its loan and security agreement with us, we would still be required to make the allocable and corresponding payments under our repurchase agreement with Credit Suisse. To the extent PMT fails to make payments of principal and interest to us or otherwise defaults under the loan and security agreement, this could also create an event of default under our repurchase agreement with Credit Suisse that could cause a cross default under other financing arrangements and/or have a material adverse effect on our business, financial position, results of operations and cash flows.

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

We believe that, as a result of the current market environment, many purchasers of mortgage loans, including the Agencies, are particularly aware of the conditions under which loan originators or sellers must indemnify them against losses related to purchased loans, or repurchase those loans, and would benefit from enforcing any repurchase remedies they may have. Our loan sale agreements with purchasers, including the Agencies, include provisions permitting purchasers to demand that we indemnify them for losses suffered in connection with loans sold that were originated in violation of applicable law or with other defects or demand repurchase of such loans. Repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the UPB. In certain cases, we would have contractual rights to recover from the mortgage lenders from whom loans were acquired through our correspondent production program some or all of the amount paid by us in connection with this indemnification, or contractual rights to cause these mortgage lenders to repurchase these loans from us. Depending on the volume of repurchase and indemnification requests, some of these mortgage lenders may not be able to financially fulfill their obligation to indemnify us or repurchase loans from us. If a material amount of recovery cannot be obtained from these mortgage lenders, our business, financial condition and results of operations could be materially and adversely affected. Although this exposure cannot be quantified with certainty, to recognize these potential indemnification and repurchase losses, we have recorded a liability of $20.6 million as of December 31, 2015. Because of the increase in our loan production since 2010, we expect that indemnification and repurchase requests are likely to increase. Should home values decrease, our realized loan losses from loan indemnifications and repurchases may increase as well. As such, our indemnification and repurchase costs may increase beyond our current expectations.

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

During any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our MSRs to advance our own funds to pay property taxes and insurance premiums, legal expenses and other protective advances and, in the case of certain Agencies, meet contractual principal and interest requirements for investors. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. If we receive requests for advances in excess of amounts that we are able to secure from our advance credit facility or, in the case of loans that we subservice, from the owner of the MSRs and loans, we may not be able to fund these advance requests, which could materially and adversely affect our loan servicing business. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition and results of operations.

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

The likelihood of mortgage delinquencies and defaults, and the associated risks to our business, including higher costs to service such loans and a greater risk that we may incur losses due to repurchase or indemnification demands, change as loans season, or increase with age. Newly originated loans typically exhibit low delinquency and default rates as the changes in economic conditions, individual financial circumstances and other factors that drive borrower delinquency often do not appear for months or years. Highly seasoned loan portfolios, in which borrowers have demonstrated years of performance on their mortgage payments, also tend to exhibit low delinquency and default rates. Most of the loans in our prime servicing portfolio were originated in the years 2010 through 2015. As a result, we expect the delinquency rate and defaults in the prime servicing portfolio to increase in future periods as the portfolio seasons, but we cannot predict the magnitude of this impact on our results of operations. In addition, because most of the loans in our portfolios were originated after the recent financial crisis, it may be difficult to compare our business to our competitors and others that have weathered the economic difficulties in our industry over the last several years.

Risks Related to our Investment Management Segment

Market conditions could reduce the fair value of the assets that we manage, which would reduce our management and incentive fees.

Volatile market conditions could adversely affect our investment management segment in many ways, including by reducing the fair value of our assets under management, which could materially reduce our management fee and incentive fee revenues and adversely affect our financial condition. A significant portion of the fees that we earn under our investment management agreements with clients are based on the fair value of the assets that we manage. The fair values of the securities and other assets held in the portfolios that we manage and, therefore, our assets under management may decline due to any number of factors beyond our control, including, among others, a decline in housing, changes to interest rates, stock or bond market, a general economic downturn, political uncertainty or acts of terrorism. The economic outlook cannot be predicted with certainty and we continue to operate in a challenging business environment. If market conditions cause a decline in the fair value of the assets that we manage, that decline in fair value could result in lower management fees and potentially lower incentive fees resulting from reduced performance under our management contracts with our Advised Entities. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced and our business will be negatively affected.

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

We currently manage the assets of the Advised Entities, and the majority of our management and incentive fees result from our management of PMT. The term of the management agreement that we have entered into with PMT, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.  In the event of a termination by PMT, we may be entitled to a termination fee in certain circumstances. However, the termination of such contract and the loss of PMT as a client would significantly affect our investment management segment and negatively impact our management fees, and could have a material and adverse effect on our results of operations and financial condition.

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

Pursuant to our management agreements with PMT and the Investment Funds, we are obligated to provide PMT and the Investment Funds with the services of our senior management team, and the members of that team are required to devote such time as is necessary and appropriate, commensurate with the level of activity of PMT and the Investment Funds. The members of our senior management team may have conflicts in allocating their time and services between our operations and the activities of PMT, the Investment Funds and other entities or accounts managed by us now or in the future.

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

We have a number of counterparties and vendors that, among other things, provide us with financial, technology and other services to support our businesses. If our current counterparties and vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternative services from other counterparties or vendors in a timely and efficient manner and on acceptable terms, or at all. With respect to vendors engaged to perform certain servicing activities, we are required to assess their compliance with various regulations and establish procedures to provide reasonable assurance that the vendor’s activities comply in all material respects with such regulations. In the event that a vendor’s activities are not in compliance, it could negatively impact our relationships with our regulators, as well as our business and operations. Further, we may incur significant costs to resolve any such disruptions in service which could have a material adverse effect on our business, financial condition and results of operations.

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

The failure of PennyMac Loan Services, LLC to avail itself of an appropriate exemption from registration as an investment company under the Investment Company Act of 1940 could have a material and adverse effect on our business.

We intend to operate so that we and each of our subsidiaries are not required to register as investment companies under the Investment Company Act of 1940, as amended (the “ICA”). We believe that our subsidiary, PennyMac Loan Services, LLC (“PLS”), qualifies for the exemption provided in Section 3(c)(6) because it has been, and is expected to continue to be, primarily engaged, directly or through majority-owned subsidiaries, in (1) the business of purchasing or otherwise acquiring mortgages or other liens on and interests in real estate (from which not less than 25 percent of its gross income during its last fiscal year was and will continue to be derived), together with (2) an additional business or businesses other than investing, reinvesting, owning, holding, or trading in securities, namely the business of servicing mortgages. Although we expect not less than twenty five percent (25%) of PLS’ gross income to be derived from originating, purchasing, or acquiring mortgages or liens on and interests in real estate, there can be no assurances that the composition of PLS’ gross income will remain the same over time.

To date, the SEC staff has provided limited guidance with respect to the applicability of Section 3(c)(6), and PLS has not sought a no-action letter from the SEC staff respecting its position. If PLS is ultimately unable to rely on the Section 3(c)(6) exemption due to a failure to meet the 25 percent of gross income test or to the extent that the SEC staff provides negative guidance regarding the applicability or scope of the exemption, we may be required to either (a) register as an investment company, or (b) substantially restructure our business, change our investment strategy and/or the manner in which we conduct our operations in order to qualify for another ICA exemption and avoid being required to register as an investment company, either of which could materially and adversely affect our business, liquidity, financial position, results of operations, and ability to pay dividends.

In the case of a restructuring, PLS could temporarily rely on Rule 3a-2 for its exemption from registration. Rule 3a-2 provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but temporarily fail to meet the requirements for an exemption. In such case, PLS would likely be required to restructure its business by acquiring and/or disposing of assets in order to meet an exemption under Section 3(c)(5)(C), depending on the composition of its assets at the time. The SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in mortgages and other liens on and interests in real estate (qualifying assets) and at least 80% of its assets in qualifying assets plus real estate-related assets.  PLS would be more limited in its ability to hold mortgage servicing rights or would be required to acquire and hold more whole mortgage loans and real estate to adjust the composition of its assets to meet the 55% and 80% tests.

If PLS is required to register as an investment company, we would be required to comply with a variety of substantive requirements under the ICA that impose, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; compliance with reporting, record keeping, voting and proxy disclosure; and, other rules and regulations that would significantly increase our operating expenses. Further, if PLS was or is required to register as an investment company, PLS would be in breach of various representations and warranties contained in its credit and other agreements resulting in a default as to certain of our contracts and obligations. This could also subject us to civil or criminal actions or regulatory proceedings, or result in a court appointed receiver to take control of us and liquidate our business, any or all of which could have a material adverse effect on our business, financial condition, results of operations, and ability to pay dividends.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”) will require us to evaluate and report on our internal controls over financial reporting. We cannot be certain that we will be successful in continuing to maintain adequate control over our financial reporting and financial processes. Furthermore, as we rapidly grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a breach under one of our lending arrangements and/or reduce the market value of shares of our Class A common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner.

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

Our bylaws provide that the state or federal court located within the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other associates, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

The market price of our Class A common stock has fluctuated significantly in the past and may be highly volatile in the future and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. Because the trading volume of our Class A common stock is relatively low, even in times of fluctuation, certain investors may be unwilling or prohibited as a matter of policy from making investments. Further, if the market price of our Class A common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our Class A common stock may decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock include:

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

As of December 31, 2015, we have a total of 21,990,831 shares of Class A common stock outstanding. The issuance and sale (or resale) of up to 46,003,552 additional shares of our Class A common stock have been registered under the Securities Act so those shares, upon issuance, will be freely tradable without restriction or further registration under the Securities Act.

A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional Class A common stock or other equity securities.

The future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

As of December 31, 2015, we have an aggregate of 20,234,089 shares of Class A common stock authorized and remaining available for future issuance under our 2013 Equity Incentive Plan or upon the exchange of Class A Units of PennyMac. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock in connection with these acquisitions. Any Class A common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by investors who purchase Class A common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate offices are located at 6101 Condor Drive, Moorpark, California 93021, in a 142,000 square foot leased facility. This location, along with an adjacent property located at 5898 Condor Drive, Moorpark, California 93021, houses our primary mortgage banking and investment management operations as well as our administrative offices.

We lease twelve additional locations throughout the country generally housing loan production and servicing activities. Our consumer direct lending business occupies 36,000 square feet in Pasadena, CA. Our call center operations, which support our loan servicing and loan processing activities, occupy 116,000 square feet in Fort Worth, TX, and 30,000 square feet in Sacramento, CA. We have six loan production branches located in Eagan, MN, Henderson, NV, Honolulu, HI, Kansas City, MO, Seattle, WA and Alpharetta, GA. Our new commercial real estate finance business is housed in a leased facility in Irvine, CA, and we lease 20,000 square feet in Tampa, FL devoted to our correspondent production business. In the fourth quarter of 2015, the majority of our information technology division relocated to a 50,000 square foot leased facility in Agoura Hills, CA.

The financial commitments of our leases are immaterial to the scope of our operations.

Item 3.    Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of December 31, 2015, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of Class A common stock are listed on the New York Stock Exchange (Symbol: PFSI). As of March 3, 2016, our shares of common stock were held by 2,018 holders of record. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our shares of common stock:

	For the year ended December 31, 2015
			Cash
	Stock price		dividends
Period Ended	High	Low	declared
March 31, 2015	$18.98	$16.50	$—
June 30, 2015	$19.69	$16.86	$—
September 30, 2015	$18.56	$15.90	$—
December 31, 2015	$17.25	$15.19	$—

	For the year end December 31, 2014
			Cash
	Stock price		dividends
Period Ended	High	Low	declared
March 31, 2014	$18.68	$15.91	$—
June 30, 2014	$17.80	$15.03	$—
September 30, 2014	$15.69	$14.54	$—
December 31, 2014	$17.48	$14.18	$—

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

Equity Compensation Plan Information

We have adopted an equity incentive plan, the 2013 Equity Incentive Plan, which provides for the grant of incentive stock option and nonstatutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance‑based awards, which we collectively refer to as “awards.” Directors, officers and other employees of our Company and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2013 Equity Incentive Plan. The plan administrator of the equity incentive plan is the compensation committee of the board of directors. The board of directors itself may also exercise any of the powers and responsibilities under the 2013 Equity Incentive Plan. Subject to the terms of the 2013 Equity Incentive Plan, the plan administrator will select the recipients of awards and determine, among other things, the:

•	number of shares of common stock covered by the awards and the dates upon which such awards become exercisable or any restrictions lapse, as applicable;

•	type of award and the exercise or purchase price and method of payment for each such award;

•	performance measures, if applicable, required to be satisfied prior to vesting;

•	vesting period for awards, risks of forfeiture and any potential acceleration of vesting or lapses in risks of forfeiture; and

•	duration of awards.

The following table provides information as of December 31, 2015 concerning our shares of common stock authorized for issuance under our equity incentive plan.

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights (3)	column (a)) (4)
Equity compensation plans approved by security holders (1)	4,466,659	$ $ 18.17	20,234,089
Equity compensation plans not approved by security holders (2)	—	$—	—
Total	4,466,659	$18.17	20,234,089

(1)	Represents our 2013 Equity Incentive Plan.

(2)	We do not have any equity plans that have not been approved by our stockholders.

(3)

The weighted average exercise price set forth in this column relates only to 1,845,371 stock options outstanding under our 2013 Equity Incentive Plan. The remaining securities included in column (a) of this table are performance‑based RSUs and time‑based RSUs, for which no exercise price applies.

(4)

This number includes a specific pool of 18,278,143 shares of common stock authorized for issuance upon the future exchange of outstanding Class A units of PennyMac that were originally issued pursuant to compensatory arrangements. It also includes a general pool of 1,955,946 shares of common stock authorized for future awards (excluding securities reflected in column (a)). This general pool initially consisted of 3,906,433 shares of common stock authorized under the 2013 Equity Incentive Plan for future awards,  and has been, and will continue to be, increased pursuant to the terms of the 2013 Equity Incentive Plan on January 1st of each calendar year by an amount equal to the lesser of (i) 1.75% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (ii) 1,322,024 shares, and (iii) any lower amount determined by our board of directors. The annual increase to this general pool on January 1, 2015 pursuant to the foregoing formula was 1,322,024.

Item 6.  Selected Financial Data

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us (in thousands, except for per share amounts). The condensed consolidated statements of income data for the years ended December 31, 2015, 2014 and 2013 and the condensed consolidated balance sheets data at December 31, 2015 and 2014 have been derived from our audited financial statements included elsewhere in this Report. The condensed consolidated statements of income data for the years ended December 31, 2012 and 2011 and the condensed consolidated balance sheets data at December 31, 2013, 2012 and 2011 have been derived from our Company’s audited consolidated financial statements that are not included in this Report.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Condensed Consolidated Statements of Income:
Revenues
Net gains on mortgage loans held for sale	$320,715	$167,024	$138,013	$118,170	$13,029
Loan origination fees	91,520	41,576	23,575	9,634	669
Fulfillment fees from PennyMac Mortgage Investment Trust	58,607	48,719	79,712	62,906	1,747
Net mortgage loan servicing fees	229,543	216,919	90,010	40,105	28,667
Management fees and Carried Interest	30,865	48,664	53,749	32,272	29,279
Net interest expense	(19,382)	(9,486)	(1,041)	(1,525)	(343)
Other	1,242	4,861	2,541	3,524	1,736
Total net revenue	713,110	518,277	386,559	265,086	74,784

Expenses
Compensation	274,262	190,707	148,576	124,014	47,479
Servicing	68,085	48,430	7,028	3,642	2,344
Other	91,570	56,107	48,829	19,107	10,262
Total expenses	433,917	295,244	204,433	146,763	60,085
Income before provision for income taxes	279,193	223,033	182,126	118,323	14,699
Provision for income taxes	31,635	26,722	9,961	—	—
Net income	247,558	196,311	172,165	$118,323	$14,699
Less: Net income attributable to noncontrolling interest	200,330	159,469	157,765
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$47,228	$36,842	$14,400

Condensed Consolidated Balance Sheets:
Assets
Mortgage loans held for sale at fair value	$1,101,204	$1,147,884	$531,004	$448,384	$89,857
Mortgage servicing rights	1,411,935	730,828	483,664	108,975	32,124
Carried Interest due from Investment Funds	69,926	67,298	61,142	47,723	37,250
Servicing advances	299,354	228,630	154,328	93,152	63,565
Other assets	622,875	332,046	354,337	133,929	66,485
Total assets	$3,505,294	$2,506,686	$1,584,475	$832,163	$289,281

Liabilities and stockholders' equity
Assets sold under agreements to repurchase	$1,166,731	$822,252	$471,592	$393,534	$77,700
Mortgage loan participation and sale agreements	234,872	143,568	—	—	—
Notes payable	61,136	146,855	52,154	53,013	18,602
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	412,425	191,166	138,723	—	—
Other liabilities	567,780	395,579	292,802	123,866	69,064
Total liabilities	2,442,944	1,699,420	955,271	570,413	165,366
Stockholders' equity	1,062,350	807,266	629,204	261,750	123,915
Total liabilities and stockholders' equity	$3,505,294	$2,506,686	$1,584,475	$832,163	$289,281

Earnings Per Share of Common Stock (1):
Basic	$2.17	$1.73	$0.83
Diluted	$2.17	$1.73	$0.82

Share price at year end	$15.36	$17.30	$17.55

(1)	After we completed our IPO on May 14, 2013, the earnings per share of common stock calculation became applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow, as reflected in recent economic data. During 2015, real U.S. gross domestic product expanded at an annual rate of 2.4%, the same rate as in 2014. The national seasonally adjusted unemployment rate was 5.0% at December 31, 2015 and compares to 5.6% at December 31, 2014 and 6.7% at December 31, 2013. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the third quarter of 2015, the delinquency rate on residential real estate loans held by commercial banks was 5.5%, a reduction from 6.6% during the fourth quarter of 2014.

Residential real estate activity appears to be improving. The seasonally adjusted annual rate of existing home sales for December 2015 was 7.7% higher than for December 2014, and the national median existing home price for all housing types was $222,400, a 6.8% increase from December 2014. On a national level, foreclosure filings during 2015 decreased by 2.9% as compared to 2014. However, foreclosure activity is expected to remain above historical average levels through 2016 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.59% to a high of 4.09% during 2015 while during 2014, thirty-year fixed mortgage interest rates ranged from a low of 3.80% to a high of 4.53% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Mortgage lenders originated an estimated $1.7 trillion of home loans during 2015, up 33% from 2014. Mortgage originations are forecast to decrease, with current industry estimates for 2016 totaling $1.5 trillion (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

We believe there is significant long-term market opportunity in non-Agency jumbo mortgage loans, however current demand from institutional investors and large banks is limited, as evidenced by weak and inconsistent pricing for securitizations issued during 2015. Prime jumbo MBS securitizations totaled $11.2 billion in UPB in 2015, an increase from $8.3 billion in 2014 but substantially reduced from pre-2007 volumes. During the year ended December 31, 2015, we produced approximately $125 million in UPB of jumbo loans compared to $378 million in UPB of jumbo loans produced during the year ended December 31, 2014.

In our capacity as an investment manager, we continue to see a robust market for distressed residential mortgage loans (sales of loan pools that consist of either non performing loans, troubled but performing loans or a combination thereof) offered for sale. During 2015, the pool of sellers expanded to include programmatic sellers, such as HUD and Freddie Mac. During 2015, we reviewed 117 mortgage loan pools with UPB totaling approximately $31.9 billion. This compares to our review of 128 mortgage loan pools with UPB totaling approximately $34.0 billion during 2014. We acquired for PMT distressed loans with fair values totaling $242.0 million, $559.0 million and $1.3 billion during the years ended December 31, 2015, 2014 and 2013, respectively. While we expect to see a continued supply of distressed mortgage loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective for PMT in making new investments in distressed mortgage loans and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments held by the Advised Entities.

Critical Accounting Policies

Preparation of financial statements in compliance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Certain of these estimates significantly influence the portrayal of our financial condition and results, and they require us to make difficult, subjective or complex judgments. Our critical accounting policies primarily relate to our fair value estimates.

We group financial statement items measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

	December 31, 2015
	Carrying value of	% of
Level/Description	assets measured (1)	total assets
	(in thousands)
Level 1: Prices determined using quoted prices in active markets for identical assets or liabilities.	$50,851	2%
Level 2: Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us. These may include quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk and others.	1,062,223	30%
Level 3: Prices determined using significant unobservable inputs. In situations where observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect our assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	1,506,351	43%
Total assets measured at or based on fair value	$2,619,425	75%
Total assets	$3,505,294

(1)

Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset or liability and whether we have elected to carry the item at its fair value.

As shown above, our consolidated balance sheet is substantially comprised of assets and liabilities that are measured at or based on their fair values. At December 31, 2015, $1.9 billion or 53% of our total assets were carried at fair value and $751.7 million or 22% were carried based on their fair values (primarily certain of our MSRs which are carried at the lower of amortized cost or fair value). Of these assets carried at or based on fair value, $1.5 billion or 43% of total assets are measured using “Level 3” inputs – significant inputs that are difficult to observe due to the illiquidity of the markets in which the assets are traded and the difficulty in observing the inputs used by market participants in establishing fair value.  Changes in inputs to measurement of these financial statement items can have a significant effect on the amounts reported for these items including their reported balances and their effects on our results of operations.

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

Because the fair value of “Level 3” financial statement items is difficult to estimate, our process includes performance of these items’ fair value estimation by specialized staff and significant executive management oversight. We have assigned the responsibility for estimating the fair values of non-IRLC “Level 3” financial statement items to our Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring these items and maintenance of our valuation policies and procedures. The FAV group submits the results of its valuations to our senior management valuation committee, which oversees and approves the valuations. Our senior management valuation committee includes our chief executive, financial, operating, risk and asset/liability management officers.

The fair value of our IRLCs is developed by our Capital Markets Risk Management staff and is reviewed by our Capital Markets Operations group.

Following is a discussion of our approach to measuring the balance sheet items that are most affected by “Level 3” fair value estimates.

Mortgage Loans

We carry mortgage loans at their fair values. We recognize changes in the fair value of mortgage loans in current period income as a component of Net gains on mortgage loans held for sale at fair value. We estimate the fair value of mortgage loans based on whether the mortgage loans are saleable into active markets with observable fair value inputs.

•

We categorize mortgage loans that are saleable into active markets as “Level 2” fair value financial statement items. We estimate such mortgage loans’ fair values using their quoted market price or market price equivalent.

•

We categorize mortgage loans that are not saleable into active markets as “Level 3” fair value financial statement items. “Level 3” mortgage loans arise primarily from two sources. We may purchase certain delinquent government guaranteed or insured mortgage loans from Ginnie Mae guaranteed pools in our mortgage loan servicing portfolio. Our right to purchase such mortgage loans arises as the result of the borrower’s failure to make payments for three consecutive months preceding the month that we repurchase the mortgage loan and provides an alternative to our obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. To the extent such loans (“early buyout loans” or “EBO”) have not become saleable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms, we measure such mortgage loans using “Level 3” inputs. Additionally, certain of our mortgage loans may become non-saleable into active markets due to our identification of one or more defects. Because such mortgage loans are generally not saleable into active mortgage markets, we classify them as “Level 3” financial statement items.

The significant unobservable inputs used in the fair value measurement of our “Level 3” mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement.

Interest Rate Lock Commitments

Our net gains on mortgage loans held for sale includes our estimates of the gains or losses we expect to realize upon the sale of mortgage loans we have contractually committed to fund or purchase but have not yet funded, purchased or sold. We recognize a substantial portion of our net gains on mortgage loans held for sale at fair value before we fund or purchase the mortgage loan as the result of these commitments. We call these commitments interest rate lock commitments (“IRLC”s). We recognize the fair value of IRLCs at the time we make the commitment to the correspondent lender or mortgage loan applicant and adjust the fair value of such IRLCs as the mortgage loan approaches the point of funding or purchase or the prospective transaction is canceled.

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of an IRLC is transferred to the fair value of mortgage loans held for sale at fair value when the mortgage loan is funded.

An active, observable market for IRLCs does not exist. Therefore, we measure the fair value of IRLCs using methods we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on observable Agency MBS prices, our estimates of the fair value of the MSRs we expect to receive in the sale of the mortgage loans and the probability that we will fund or purchase the mortgage loan as a percentage of the commitment we have made (the “pull-through rate”).

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our estimate of the probability that a mortgage loan will be funded and changes in market interest rates are updated as the mortgage loans move through the funding process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gains on mortgage loans held for sale at fair value in the period of the change. The financial effects of changes in these inputs are generally inversely correlated. Increasing mortgage interest rates have a positive effect on the fair value of the MSR component of IRLC value but increase the pull-through rate for the related mortgage loan that has decreased in fair value.

A shift in our assessment of an input to the valuation of IRLCs can have a significant effect on the amount of Net gains on sale of mortgage loans held for sale for the period. We believe that the most significant “Level 3” input to the measurement of IRLCs is the pull-through rate. Following is a quantitative summary of the effect of changes in pull-through rate input on the fair value of IRLCs:

Shift in input	Effect on fair value of IRLC of a change in input value
(in thousands)
5%	$2,254
10%	$4,156
20%	$6,842
(5)%	$(2,623)
(10)%	$(5,245)
(20)%	$(10,491)

The preceding analysis holds constant all of the other inputs to show an estimate of the effect on fair value of a change in the pull-through rate. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore the preceding analysis is not a projection of the effects of a shock event or a change in our estimate of an input and should not be relied upon as an earnings projection.

Mortgage Servicing Rights

MSRs represent the value of a contract that obligates us to service the mortgage loans on behalf of the owner of the mortgage loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We initially recognize MSRs at our estimate of the fair value of the contract to service the loans.

As economic fundamentals influencing the underlying mortgage loans change, our estimate of the fair value of the related MSR we retain will also change. As a result, we will record changes in fair value for the MSRs we carry at fair value, and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the MSR’s fair value to its carrying value at the measurement date.  These fair value changes will be recognized as a component of Amortization, Impairment and Change in Fair Value of Mortgage Servicing Rights.

After the initial recognition of MSRs, we account for such assets based on the class of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; originated MSRs backed by mortgage loans with initial interest rates of more than 4.5%; and purchased MSRs. We account for originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% and purchased MSRs are accounted for at fair value with changes in fair value recorded in current period income.

MSRs Accounted for Using the Amortization Method

We amortize MSRs accounted for using the amortization method. MSR amortization is determined by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each month using prepayment inputs applicable at that time.

We also evaluate MSRs accounted for using the amortization method for impairment with reference to the assets’ fair value at the measurement date. Impairment occurs when the current fair value of the MSR falls below the asset’s amortized cost. If MSRs are impaired, the impairment is recognized in current period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of impaired MSRs subsequently increases, we recognize the increase in value in current period income and, through a reduction in the valuation allowance, adjust the carrying value of the MSRs to a level not in excess of amortized cost.

When evaluating MSRs for impairment, we stratify the assets by predominant risk characteristic including loan type (fixed-rate or adjustable-rate) and note interest rate. We stratify fixed-rate loans into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates of less than or equal to 3.0%. We evaluate adjustable-rate mortgage loans with initial interest rates of 4.5% or less in a single pool.

We periodically review the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When we conclude that recovery of the value is unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.  Amortization and impairment of MSRs accounted for using the amortization method are included in current period income as a component of Net mortgage loan servicing fees.

MSRs Accounted for at Fair Value

We include changes in fair value of MSRs accounted for at fair value in current period income as a component of Amortization, Impairment and Change in Fair Value of Mortgage Servicing Rights.

A shift in the market for MSRs or a change in our assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our income for the period. We believe the most significant “Level 3” inputs to the valuation of MSRs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing.

We believe that the most significant “Level 3” inputs to the measurement of MSRs are the pricing spread (or the discount rate), mortgage loan prepayment speed and annual cost to service a mortgage loan. Following is a summary of the effect on fair value (which totaled $1.4 billion at December 31, 2015) of various changes to these key inputs:

	Effect on fair value of MSRs of a change in input value
Shift in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
5%	$(24,582)	$(26,835)	$(12,537)
10%	$(48,329)	$(52,696)	$(25,075)
20%	$(93,477)	$(101,692)	$(50,148)
(5)%	$25,458	$27,876	$12,537
(10)%	$51,837	$56,844	$25,075
(20)%	$107,551	$118,322	$50,148

The preceding analysis holds constant all of the inputs other than the input that is being changed to show an estimate of the effect on fair value of a change in a specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Furthermore, certain of our MSRs are accounted for using the amortization method and are carried at the lower of amortized cost or fair value. Such assets’ carrying value may not be immediately affected as a result of a change in input values depending on the carrying value of the MSR asset before the change in input occurs and whether the input change causes our estimate of fair value to change to a level below the amortized cost of those MSRs. Therefore the preceding analyses are not projections of the effects of a shock event or a change in our Manager’s estimate of an input and should not be relied upon as earnings projections.

Excess Servicing Spread

We finance a portion of the cost of Agency MSRs that we purchase from non-affiliate sellers through the sale to PMT of the servicing spread in excess of the level specified in the sale agreement. We carry our excess servicing spread financing (“ESS”) at fair value. We record changes in the fair value of excess servicing spread in Amortization, Impairment and Change in Fair Value of Mortgage Servicing Rights.

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

A shift in the market for ESS or a change in our assessment of an input to the valuation of ESS can have a significant effect on the fair value of ESS and in our income for the period. However, we believe that this change will be offset to a great extent by a change in the fair value of the MSRs that the ESS is financing.

We believe that the most significant “Level 3” inputs to the valuation of ESS are the pricing spread (discount rate) and prepayment speed. Following is a summary of the effect on fair value (which totaled $412.4 million at December 31, 2015) of various changes to these inputs:

	Effect on excess servicing spread of a change in input value
Shift in input	Pricing spread	Prepayment speed
	(in thousands)
5%	$(5,009)	$(8,821)
10%	$(9,896)	$(17,298)
20%	$(19,321)	$(33,293)
(5)%	$5,135	$9,190
(10)%	$10,401	$18,767
(20)%	$21,343	$39,183

The preceding analyses hold constant all of the inputs other than the input that is being changed to show an estimate of the effect on fair value of a change in that specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore the preceding analyses are not projections of the effects of a shock event or a change in our estimate of an input and should not be relied upon as earnings projections.

Liability for Losses Under Representations and Warranties

We record a provision for losses relating to our representations and warranties as part of our mortgage loan sale transactions. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future default and mortgage loan repurchase rates and the potential severity of loss in the event of default and, if applicable, the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time loans are sold and periodically update our liability estimate.

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, purchaser or insurer loss mitigation strategies, and other external conditions that may change over the lives of the underlying mortgage loans.  Our estimate of the liability for representations and warranties is developed by our credit administration staff. The liability estimate is reviewed and approved by our senior management credit committee which includes the senior executives of the Company and of the loan production, loan servicing and credit risk management areas.

As economic fundamentals change, as purchaser and insurer evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent lenders, the level of repurchase activity and ensuing losses will change. As a result of these changes, we may be required to adjust the estimate of our liability for representations and warranties. Such an adjustment may be material to our financial condition and results of operations.

Accounting Developments

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships.

ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02: (a) using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. We are currently assessing the potential effect that the adoption of ASU 2015-02 will have on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 should be applied on a retrospective basis and is effective for us for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.

We adopted ASU 2015-03 during the quarter ended June 30, 2015. As a result of the adoption of ASU 2015-03, we, on our December 31, 2015 consolidated balance sheet, reclassified $6.6 million in debt issuance costs from Other assets and allocated such costs in the amounts of $1.5 million to Assets sold under agreements to repurchase; $92,000 to Notes payable and $4.9 million to Exchangeable Notes. There were no changes to our consolidated statements of income or consolidated statements of cash flows as a result of our adoption of ASU 2015-03.

On January 5, 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option, the presentation and disclosure requirements for financial instruments, and the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.

ASU 2016-01 requires that:

•

All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) with readily determinable fair values will generally be measured at fair value through earnings.

•

When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The accumulated gains and losses due to these changes will be reclassified from accumulated other comprehensive income to earnings if the financial liability is settled before maturity.

•	For financial instruments measured at amortized cost, public business entities will be required to use the exit price when measuring the fair value of financial instruments for disclosure purposes.
•

Financial assets and financial liabilities shall be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or fair value) and form of financial asset (e.g., loans, securities).

•	Public business entities will no longer be required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost.
•	Entities will have to assess the realizability of a deferred tax asset related to a debt security classified as available-for sale in combination with the entity’s other deferred tax assets.

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance.

We are currently assessing the potential effect that the adoption of ASU 2016-01 will have on our consolidated financial statements.

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.

ASU 2016-02 requires that a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—ASU 2016-02 will require both types of leases to be recognized on the balance sheet.

ASU 2016-02 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. However, ASU 2016-02 contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.

ASU 2016-02 will take effect for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires reporting organizations to take a modified retrospective transition approach. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance.

We are currently assessing the potential effect that the adoption of ASU 2016-01 will have on our consolidated financial statements.

Results of Operations

Our results of operations are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$320,715	$167,024	$138,013
Loan origination fees	91,520	41,576	23,575
Fulfillment fees from PennyMac Mortgage Investment Trust	58,607	48,719	79,712
Net mortgage loan servicing fees	229,543	216,919	90,010
Management fees	28,237	42,508	40,330
Carried Interest from Investment Funds	2,628	6,156	13,419
Net interest expense	(19,382)	(9,486)	(1,041)
Other	1,242	4,861	2,541
Total net revenue	713,110	518,277	386,559
Expenses	433,917	295,244	204,433
Provision for income taxes	31,635	26,722	9,961
Net income	$247,558	$196,311	$172,165

Income before provision for income taxes by segment:
Mortgage banking:
Production	$271,869	$135,619	$126,020
Servicing	1,297	65,925	20,048
Total mortgage banking	273,166	201,544	146,068
Investment management	7,722	20,111	36,058
Non-segment activities (1)	(1,695)	1,378	—
	$279,193	$223,033	$182,126
During the period:
Interest rate lock commitments issued	$39,432,317	$19,589,704	$15,805,416
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$31,490,920	$16,431,338	$16,113,806
Mortgage loans originated through consumer direct channel	4,143,239	1,952,505	1,104,051
	$35,634,159	$18,383,843	$17,217,857
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$14,014,603	$11,476,448	$15,225,153
At year end:
Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$110,602,704	$64,690,613	$45,938,820
Mortgage servicing liabilities	806,897	478,581	—
Mortgage loans held for sale	1,052,485	1,100,910	506,540
	112,462,086	66,270,104	46,445,360
Subserviced	47,810,632	39,709,945	31,722,079
	$160,272,718	$105,980,049	$78,167,439
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,496,113	$1,578,172	$1,467,114
Investment Funds	231,745	424,182	557,956
	$1,727,858	$2,002,354	$2,025,070

(1)	Represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.

Comparison of the years ended December 31, 2015, 2014 and 2013

During the year ended December 31, 2015, we recorded net income of $247.6 million, an increase of $51.2 million or 26% from 2014. Our net income in 2015 reflects net gains on mortgage loans held for sale at fair value of $320.7 million, an increase of $153.7 million or 92% from 2014, reflecting a 94% increase in our loan production. This growth was supplemented by an increase of $49.9 million, or 120%, in mortgage loan origination fees. These revenue increases were partially offset by a decrease in management fees and Carried Interest of $17.8 million and increased expenses incurred to accommodate the growth of our mortgage banking segments.

During the year ended December 31, 2014, we recorded net income of $196.3 million. Our net income in 2014 reflects net loan servicing fees of $216.9 million, an increase of $126.9 million, or 141%, from 2013 resulting from the growth in our mortgage loan servicing operations. As of December 31, 2014, our mortgage loan servicing portfolio stood at $106.0 billion in UPB, an increase of approximately $27.8 billion, or 36%, from December 31, 2013. This growth was supplemented by increased net gains on mortgage loans held for sale at fair value and loan origination fees resulting from the growth in volume of mortgage loans we purchased or originated and subsequently sold during the year. These revenue increases were partially offset by a decrease in management fees and Carried Interest of $5.1 million and to increased expenses incurred to accommodate the growth of our mortgage banking segments.

Net gains on mortgage loans held for sale at fair value

During the year ended December 31, 2015, we recognized net gains on mortgage loans held for sale at fair value totaling $320.7 million, compared to $167.0 million and $138.0 million during the years ended December 31, 2014 and 2013, respectively.

The increase in net gains on mortgage loans held for sale at fair value in 2015 was primarily due to growth in the volume of mortgage loans that we purchased or originated and subsequently sold compared to 2014. The increase in net gains on mortgage loans held for sale at fair value in 2014 compared to 2013 was due to the growth in the volume of mortgage loan production, partially offset by increasing price competition in the mortgage market, which had a negative effect on our production margins compared to 2013. The net gain for the years ended December 31, 2015, 2014 and 2013 included $452.4 million, $207.9 million and $205.1 million, respectively, in fair value of MSRs received as part of proceeds on sales, net of mortgage servicing liabilities incurred.

Our net gains on mortgage loans held for sale include both cash and non-cash elements. We receive proceeds on sale that include both cash and MSRs. We also recognize a liability for our estimate of the losses we expect to incur in the future as a result of claims against us in connection with the representations and warranties that we made in the loan sales transactions.

Our gains on mortgage loans held for sale are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash (loss) gain:
Mortgage loans	$(82,709)	$43,665	$(150,589)
Hedging activities	(47,150)	(90,507)	98,707
	(129,859)	(46,842)	(51,882)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	472,853	209,850	205,105
Mortgage servicing liabilities resulting from mortgage loan sales	(20,442)	(1,965)	—
MSR and ESS recapture payable to PennyMac Mortgage Investment Trust	(7,836)	(7,837)	(709)
Provision for losses relating to representations and warranties on mortgage loans sold	(7,512)	(5,291)	(4,675)
Change in fair value relating to mortgage loans and derivative financial instruments outstanding at period end:
Interest rate lock commitments	11,372	25,640	(17,179)
Mortgage loans	3,949	12,733	(4,207)
Hedging derivatives	(1,810)	(19,264)	11,560
	$320,715	$167,024	$138,013
During the year:
Unpaid principal balance of mortgage loans sold	$35,111,710	$17,928,780	$16,401,282
Interest rate lock commitments issued:
Conventional mortgage loans	$7,001,938	$1,341,492	$989,350
Government-insured or guaranteed mortgage loans	32,430,379	18,248,212	14,816,066
	$39,432,317	$19,589,704	$15,805,416
Year end:
Mortgage loans held for sale at fair value	$1,101,204	$1,147,884	$531,004
Commitments to fund and purchase mortgage loans	$3,487,366	$1,765,597	$971,783

Provision for Losses Under Representations and Warranties

We record our estimate of the losses that we expect to incur in the future as a result of claims against us made in connection with the representations and warranties provided to the purchasers and insurers of the mortgage loans we sold in our Net gains on sale of mortgage loans held for sale at fair value. Our agreements with the purchasers and insurers include representations and warranties related to the mortgage loans we sell to the purchasers. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the purchaser or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent lenders that sold such mortgage loans and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent lender.

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, mortgage loan repurchase rates, the severity of loss in the event of defaults and the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

During the years ended December 31, 2015, 2014 and 2013, we recorded provisions for losses under representations and warranties totaling $7.5 million, $5.3 million and $4.7 million, respectively. The increases in 2015 and 2014 over the respective preceding year were primarily due to an increase in the volume of mortgage loan sales activity during each year.

Following is a summary of mortgage loan repurchase activity and the unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
During the year:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of year	$1,521	$80	$—
New indemnifications	2,311	1,441	80
Less: Indemnified mortgage loans repurchased	—	—	—
Less: Indemnified mortgage loans repaid or refinanced	362	—	—
Mortgage loans indemnified by PFSI at end of year	$3,470	$1,521	$80
Repurchase activity
Total mortgage loans repurchased by PFSI	$21,723	$2,742	$4,880
Less: Mortgage loans repurchased by correspondent lenders	17,538	2,451	3,114
Less: Mortgage loans repaid by borrowers or resold with defects resolved	3,118	138	303
Net mortgage loans repurchased by PFSI with losses chargeable to liability for representations and warranties	$1,067	$153	$1,463
Losses charged to liability for representations and warranties	$160	$155	$56
Year end:
Unpaid principal balance of repurchased mortgage loans held	$6,314	$5,862	$5,964
Unpaid principal balance of mortgage loans subject to representations and warranties	$60,687,246	$37,014,687	$23,637,202
Liability for representations and warranties	$20,611	$13,259	$8,123

During the year ended December 31, 2015, we repurchased mortgage loans with unpaid principal balances totaling $21.7 million and charged $160,000 in incurred losses relating to repurchases against our liability for representations and warranties. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and as previously sold mortgage loans outstanding continue to season, we expect the level of repurchase and loss activity to increase.

We did not record any adjustments to previously recorded liabilities for representations and warranties during any of the periods presented.

Other Mortgage Loan Production-Related Revenues

Loan origination fees increased $49.9 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to an increase in the volume of mortgage loans we produced compounded by increases in certain fees we charge in our loan production activities.

During the year ended December 31, 2014, loan origination fees increased $18.0 million to $41.6 million, due to increases in certain fees we charge in our loan production activities, compounded by growth in the volume of mortgage loans produced.

Loan fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of mortgage loans. The loan fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Fulfillment fees increased $9.9 million in 2015 compared to 2014, due to increases in the volume of mortgage loans we fulfilled in 2015 as compared to 2014, partially offset by contractual discretionary reductions in fulfillment fees made to facilitate certain transactions. Fulfillment fees decreased in 2014 as compared to 2013 due to reductions in the volume of Agency-eligible mortgage loans we fulfilled on behalf of PMT, along with a reduction in the average fulfillment fee rate we received in 2014 as compared to 2013 as a result of contractual discretionary reductions in fulfillment fees made to facilitate certain transactions.

Summarized below are our fulfillment fees:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Fulfillment fee revenue	$58,607	$48,719	$79,712
Unpaid principal balance of mortgage loans fulfilled	$14,014,603	$11,476,448	$15,225,153
Average fulfillment fee rate (in basis points)	42	42	52

Net mortgage loan servicing fees

Our net mortgage loan servicing fees are summarized below.

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net mortgage loan servicing fees:
Loan servicing fees:
From non-affiliates	$290,474	$173,005	$61,523
From PennyMac Mortgage Investment Trust	46,423	52,522	39,413
From Investment Funds	2,636	6,425	7,099
Ancillary and other fees	43,139	26,469	11,426
	382,672	258,421	119,461
Amortization, impairment and change in fair value of mortgage servicing rights	(153,129)	(41,502)	(29,451)
Net loan servicing fees	$229,543	$216,919	$90,010
Average mortgage loan servicing portfolio	$135,177,080	$91,887,504	$46,505,057

Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Amortization and realization of cash flows	$(144,485)	$(72,660)	$(24,752)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities carried at fair value and provision for impairment of mortgage servicing rights carried at lower of amortized cost or fair value	(4,738)	(24,345)	(985)
Change in fair value of excess servicing spread	3,810	28,663	(2,423)
Hedging gains (losses)	(7,717)	26,840	(1,291)
Total fair value adjustments, net of hedging results	(8,645)	31,158	(4,699)
Total amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	$(153,130)	$(41,502)	$(29,451)
Average mortgage servicing rights balances:
At lower of amortized cost or fair value	$553,395	$321,049	$176,138
At fair value	$527,134	$277,313	$46,384
Mortgage servicing rights at year end:
At lower of amortized cost or fair value	$751,688	$405,445	$258,751
At fair value	660,247	325,383	224,913
	$1,411,935	$730,828	$483,664

Following is a summary of our mortgage loan servicing portfolio:

	December 31,
	2015	2014
	(in thousands)
Mortgage loans serviced at year end:
Prime servicing:
Owned
Mortgage servicing rights
Originated	$59,880,349	$36,564,434
Acquired	50,722,355	28,126,179
	110,602,704	64,690,613
Mortgage servicing liabilities–Originated	806,897	478,581
Mortgage loans held for sale	1,052,485	1,100,910
	112,462,086	66,270,104
Subserviced for Advised Entities	43,963,378	35,416,466
Total prime servicing	156,425,464	101,686,570
Special servicing–Subserviced for Advised Entities	3,847,254	4,293,479
Total mortgage loans serviced	$160,272,718	$105,980,049

During the year ended December 31, 2015, net mortgage loan servicing fees increased $12.6 million, or 6%, when compared to the year ended December 31, 2014. The increase during the year was due to:

•

an increase of $117.5 million in loan servicing fees from non-affiliates resulting from growth in our portfolio of loans serviced due to purchases of MSRs supplemented with the ongoing sales of mortgage loans with servicing rights retained;

•	a decrease of $9.9 million in loan servicing fees from our Advised Entities primarily due to nonrecurrence of certain activity-based fees;

•	an increase of $16.7 million in ancillary fees due to growth in the portfolio of mortgage loans serviced; and

•

an increase of $111.6 million in amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread primarily due to increased amortization and negative changes in total fair value adjustments of MSRs and ESS, net of hedging results.

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

•

an increase of $12.4 million in loan servicing fees from our Advised Entities primarily due to activity-based fees relating to their sale of reperforming mortgage loans along with continuing growth in PMT’s MSR portfolio which we subservice; and

•	an increase of $15.0 million in ancillary fees due to growth in the portfolios of mortgage loans serviced.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management fee	$22,851	$23,330	$19,644
Performance incentive fee	1,343	11,705	12,766
	24,194	35,035	32,410
Investment Funds	4,043	7,473	7,920
Total management fees	28,237	42,508	40,330
Carried Interest	2,628	6,156	13,419
Total management fees and Carried Interest	$30,865	$48,664	$53,749

Net assets of Advised Entities at year end:
PennyMac Mortgage Investment Trust	$1,496,113	$1,578,172	$1,467,114
Investment Funds	231,745	424,182	557,956
	$1,727,858	$2,002,354	$2,025,070

Management fees from PMT decreased $10.8 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was due primarily to:

•	a decrease in base management fees of $0.5 million due to a decrease in PMT’s shareholders’ equity upon which its base management fee is based; and

•	a decrease in performance incentive fees of $10.4 million because of PMT’s reduced financial performance over the four-quarter period for which incentive fees were calculated.

Management fees from PMT increased $2.6 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due primarily to:

•	an increase in base management fees of $3.7 million due to an increase in PMT’s shareholders’ equity upon which its management fee is based; and

•	a decrease in performance incentive fees of $1.1 million due to a decline in PMT’s financial performance over the four-quarter period for which incentive fees were calculated.

Management fees from the Investment Funds decreased $3.4 million and $0.4 million for the years ended December 31, 2015 and December 31, 2014, respectively, compared to the years ended December 31, 2014 and December 31, 2013. The reduction of management fees was anticipated and is directly due to the continued decrease in the Investment Funds’ net asset value as the Investment Funds continue their distributions reflecting portfolio liquidation following the end of the funds’ investment period on December 31, 2011.

Carried Interest income from the Investment Funds decreased $3.5 million and $7.3 million for the years ended December 31, 2015 and December 31, 2014 compared to the years ended December 31, 2014 and December 31, 2013, respectively. Appreciation returns have decreased due to changes in observed market demand for similar assets and less than anticipated residual proceeds on liquidated assets.

Other revenues

Net interest expense increased $9.9 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 and $8.4 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to growth in financing of our investments in non-interest earning assets — primarily MSRs which are financed in part with ESS sales.

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Dividends received from PennyMac Mortgage Investment Trust	$207	$134	$216
Change in fair value of investment in PennyMac Mortgage Investment Trust	(437)	(140)	(175)
	$(230)	$(6)	$41
Fair value of PennyMac Mortgage Investment Trust shares at year end	$1,145	$1,582	$1,722

Change in fair value of investment in and dividends received from PMT decreased $224,000 during the year ended December 31, 2015 compared to the year ended December 31, 2014 and $47,000 during the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to decreases in the fair value of our investment in PMT. We held 75,000 common shares of PMT during each of the years ended December 31, 2015, 2014 and 2013.

Expenses

Our compensation expense is summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Salaries and wages	$166,166	$118,428	$101,064
Incentive compensation	58,214	38,464	24,929
Taxes and benefits	29,359	20,011	16,125
Stock and unit-based compensation	20,523	13,804	6,458
	$274,262	$190,707	$148,576

Average headcount	2,239	1,581	1,331
Year end headcount	2,509	1,816	1,373

Compensation expense increased $83.6 million, or 44%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in compensation expense was primarily due to the development of and growth in our mortgage banking segments.  Incentive compensation increased primarily due to additions to incentive compensation-eligible staff made to facilitate increases in net income. The increase in compensation for the year ended December 31, 2015 as compared to the year ended December 31, 2014 includes increased stock-based compensation expense as a result of employee and director equity awards granted late in the second quarter of 2014 and in 2015.

Compensation expense increased $42.1 million, or 28%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in compensation expense was primarily due to the development of and growth in our loan servicing segment.  Incentive compensation increased due to additions to incentive compensation-eligible staff made to facilitate increases in net income. The increase in compensation for the year ended December 31, 2014 as compared to the year ended December 31, 2013 includes increased stock-based compensation expense as a result of employee and director equity awards granted late in the second quarter of 2013, partially offset by $1.6 million of a cumulative expense reversal of certain performance condition RSU awards for the year ended December 31, 2014.

Servicing expense increased $19.7 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was due to growth in our purchased mortgage servicing portfolio, which includes large purchases of seasoned government-insured or guaranteed loans that are subject to nonreimbursable servicing advance losses, and to the EBO program to purchase defaulted mortgage loans out of seasoned Ginnie Mae pools. The EBO program reduces the ultimate cost of servicing such pools but accelerates loss recognition when the mortgage loans are purchased. The EBO program reduces the ongoing cost of servicing defaulted mortgage loans subject to Ginnie Mae MBS when we purchase and either sell the defaulted loans or finance them with debt at interest rates below the Ginnie Mae MBS pass-through rates.

Servicing expense increased $41.4 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due to growth in our purchased mortgage servicing portfolio, which includes large purchases of seasoned government-insured guaranteed loans that are subject to nonreimbursable servicing advance losses, and the initiation of the EBO program.

During the year ended December 31, 2015, we purchased $883.6 million in UPB of EBOs as compared to $592.7 million for the year ended December 31, 2014, producing current period expense as accumulated non-reimbursable interest advances, net of interest receivable from the loans’ insurer or guarantor at the debenture rate of interest applicable to the respective loans, are charged to servicing expense when the loans are purchased from the Ginnie Mae pools.

Technology expense increased $9.7 million and $6.2 million in the years ended December 31, 2015 and 2014, respectively, compared to the prior years. The increase was due to growth in loan servicing operations and continued investment in loan production and servicing infrastructure.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT.  The expense amounts presented in our income statement are net of these allocations.  Common overhead expense amounts allocated to PMT during the years ended December 31, 2015, 2014 and 2013 are summarized below:

	Year ended December 31,
	2015 (1)	2014	2013
	(in thousands)
Technology	$4,629	$4,346	$3,876
Depreciation and amortization	2,051	2,066	1,393
Occupancy	2,034	2,149	2,174
Other	2,028	1,916	2,980
Total expenses	$10,742	$10,477	$10,423

(1)For the year ended December 31, 2015, in accordance with the terms of our management agreement with PMT, we provided PMT discretionary waivers of overhead expenses otherwise allocable to PMT totaling $1.6 million. On December 15, 2015, we amended our management agreement to provide that the total costs and expenses incurred by us in any quarter and reimbursable by PMT is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) shareholders’ equity (as defined in the management agreement) as of the last day of such quarter, divided by four (4).

The amount of total expenses that we allocated to PMT during the year ended December 31, 2015 remained generally consistent compared to the years ended December 31, 2014 and 2013.

Provision for Income Taxes

For the years ended December 31, 2015, 2014 and 2013, our effective tax rates were 11.3%, 12.0% and 5.5%, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and short-term investments	$151,791	$97,943
Mortgage loans held for sale at fair value	1,101,204	1,147,884
Servicing advances, net	299,354	228,630
Receivable from affiliates	170,281	26,162
Carried Interest due from Investment Funds	69,926	67,298
Mortgage servicing rights	1,411,935	730,828
Other	300,803	207,941
Total assets	$3,505,294	$2,506,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$1,462,739	$1,112,675
Payable to affiliates	679,548	350,389
Other	300,657	236,356
Total liabilities	2,442,944	1,699,420
Stockholders' equity	1,062,350	807,266
Total liabilities and stockholders' equity	$3,505,294	$2,506,686

Total assets increased $998.6 million from $2.5 billion at December 31, 2014 to $3.5 billion at December 31, 2015. The increase was primarily due to an increase of $681.1 million in MSRs, resulting from growth in our mortgage banking operations, including purchases of MSRs and receipt of MSRs resulting from sales of mortgage loans with servicing rights retained, and net advances of $150 million under a secured note receivable from PMT.

Total liabilities increased by $743.5 million from $1.7 billion as of December 31, 2014 to $2.4 billion as of December 31, 2015. The increase was primarily attributable to an increase in Assets sold under agreements to repurchase of $344.5 million, an increase of $221.3 million in excess servicing spread financing payable to PMT and an increase in mortgage loan participation and sale agreements of $91.3 million, all to fund growth in mortgage servicing rights and our business operations.

Cash Flows

Our cash flows for the three years ended December 31, 2015 are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Operating	$53,144	$(578,954)	$(98,390)
Investing	(563,142)	6,752	(284,781)
Financing	539,214	617,819	401,487
Net increase in cash	$29,216	$45,617	$18,316

Operating activities

Cash provided by (used in) operating activities totaled $53.1 million, ($579.0) million and ($98.4) million during the years ended December 31, 2015, 2014 and 2013, respectively. The increase in cash provided by operating activities during 2015 compared to the prior year is due to a decrease in mortgage loans held for sale, compared to growth of the inventory during 2014 and 2013.

Investing activities

Net cash used by investing activities during 2015 was $563.1 million due to purchases of MSRs and net advances of $150.0 million under a secured note receivable from PMT.   Net cash provided by investing activities was $6.8 million during the year ended December 31, 2014. The net cash provided by investing activities was primarily a result of a decrease in short term investments.

Net cash used in investing activities was $284.8 million during the year ended December 31, 2013 primarily due to an increase in our short-term investments and the purchase of MSRs. The cash used in the increase in our short-term investments in 2013 reflects the liquidity provided by the IPO.

Financing activities

Net cash provided by financing activities was $539.2 million during the year ended December 31, 2015, primarily due to financing proceeds of $260.0 million related to new and existing debt facilities and net proceeds of ESS activity of $193.0 million. Cash provided by financing activities also includes net proceeds of $91.3 million received from two mortgage loan participation and sale agreements used to finance the growth in our inventory of mortgage loans held for sale and proceeds of $13.6 million related to the financing of certain fixed assets structured under a financing lease.  These net cash inflows were offset by $18.9 million of cash outflows related to debt issuance costs and partner distributions.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation certificates, ESS financing, a revolving credit agreement, a note payable and a capital lease.  All of our borrowings other than ESS and our obligation under capital lease have short-term maturities and provide for terms of approximately one year. We will continue to finance most of our assets on a short-term basis until long-term financing becomes more available. Because a significant portion of our current debt facilities consists of short term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. The table below presents the average outstanding, maximum and ending balances for 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Repurchase agreements outstanding:
Average balance	$823,490	$529,832	$344,625
Maximum daily balance	$1,557,364	$1,073,073	$623,523
Balance at period end	$1,166,731	$822,252	$471,504

Our secured financing agreements at PLS require us to comply with various financial covenants. The most significant financial covenants currently include the following:

•	positive net income during each calendar quarter;

•	a minimum in unrestricted cash and cash equivalents of $20 million;

•	a minimum tangible net worth of $200 million;

•	a maximum ratio of total liabilities to tangible net worth of 10:1; and

•	at least one other warehouse or repurchase facility that finances amounts and assets that are similar to those being financed under certain of our existing secured financing agreements.

With respect to servicing performed for PMT, PLS is also subject to certain covenants under PMT’s debt agreements. Covenants in PMT’s debt agreements are equally, or sometimes less, restrictive than the covenants described above.

In addition to the covenants noted above, PennyMac’s revolving credit agreement and capital lease contain additional financial covenants including, but not limited to,

•	a minimum of cash and carried interest equal to the amount borrowed under the revolving credit agreement;

•	a minimum of unrestricted cash and cash equivalents equal to $25 million;

•	a minimum of tangible net worth of $500 million;

•	a minimum asset coverage ratio (the ratio of the total asset amount to the total commitment) of 2.5; and

•	a maximum ratio of total indebtedness to tangible net worth ratio of 5:1.

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

We are also subject to liquidity and net worth requirements established by FHFA for Agency seller/servicers. Effective December 31, 2015, FHFA and Ginnie Mae have established new minimum liquidity requirements and revised their net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae and Freddie Mac and Ginnie Mae for its approved single-family issuers, as summarized below:

•

FHFA liquidity requirement is equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB exceeds 6% of the applicable Agency servicing UPB; allowable assets to satisfy liquidity requirement include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines;

•	FHFA net worth requirement is a tangible net worth/total assets ratio greater than or equal to 6%;

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

We believe that we are currently in compliance with the applicable Agency requirements.

We have purchased portfolios of MSRs and have financed them in part through the sale to PMT of the right to receive ESS. The outstanding amount of the ESS financing is based on the current valuation of such ESS and amounts received on the underlying mortgage loans.

We continue to explore a variety of means of financing our continued growth, including debt financing through bank warehouse lines of credit, bank loans, repurchase agreements, securitization transactions and corporate debt. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or whether such efforts will be successful.

Off‑Balance Sheet Arrangements and Aggregate Contractual Obligations

Off‑Balance Sheet Arrangements

As of December 31, 2015, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of December 31, 2015, we had on-balance sheet contractual obligations of $1.2 billion to finance assets under agreements to repurchase and $234.9 million to finance assets under our mortgage loan participation and sale agreement. We also had a contractual obligation of $12.7 million relating to a note payable secured by MSRs and a revolving credit agreement with $50.0 million outstanding as of December 31, 2015. Additionally, the Company entered into a sale-leaseback transaction secured by certain fixed assets and capitalized software during December 2015. We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

All agreements to repurchase assets and mortgage loan participation and sale agreements that matured between December 31, 2015 and the date of this Report have been renewed, extended or repaid and are described in Note 16—Borrowings in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Assets sold under agreements to repurchase	$1,167,405	$1,167,405	$—	$—	$—
Mortgage loan participation and sale agreements	234,898	234,898	—	—	—
Notes payable	62,677	62,677	—	—	—
Obligations under capital lease	14,069	4,796	9,723	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	412,425	—	—	—	412,425
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	74,315	—	—	—	74,315
Anticipated interest payments related to excess servicing spread financing at fair value	206,227	29,085	47,515	36,228	93,399
Software licenses (2)	8,032	8,032	—	—	—
Office leases	45,321	7,228	10,906	10,920	16,267
Total	$2,225,369	$1,514,121	$68,144	$47,148	$596,406

(1)	The ESS financing obligation payable to PMT does not have a stated contractual maturity date and will pay down as the underlying MSRs receive the excess servicing fee rate due to PMT.

(2)

Software licenses include both volume and activity‑based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $490,000 per year. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 840,000 at December 31, 2015. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the year ended December 31, 2015, software license fees totaled $25.3 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2015:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital, LLC	$375,678	January 29, 2016	January 29, 2016
Credit Suisse First Boston Mortgage Capital, LLC	$38,848	January 29, 2016	January 29, 2016
Bank of America, N.A.	$26,812	March 24, 2016	March 29, 2016
Morgan Stanley	$3,942	February 23, 2016	July 26, 2016
Citibank, N.A.	$4,239	February 10, 2016	October 20, 2016

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation and sale agreements and two notes payable. The borrower under each of these facilities is PLS with the exception of the revolving credit agreement which is classified with notes payable and the borrower is PennyMac.  All PLS obligations as previously noted are guaranteed by PennyMac.

All of our borrowings discussed above have short-term maturities that expire as follows as of December 31, 2015:

	Outstanding	Total	Committed
Counterparty (1)	indebtedness (2)	facility size	Facility (3)	Maturity date (4)
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$407,000	$407,000	$407,000	January 29, 2016
Credit Suisse First Boston Mortgage Capital LLC	$387,470	$500,000	$300,000	January 29, 2016
Bank of America, N.A.	$269,510	$500,000	$225,000	March 29, 2016
Bank of America, N.A.	$234,898	$250,000	$—	March 29, 2016
Citibank, N.A.	$53,905	$200,000	$150,000	October 20, 2016
Morgan Stanley Bank, N.A.	$49,521	$200,000	$125,000	July 26, 2016
Barclays Bank PLC	$12,672	$20,000	$20,000	December 2, 2016
Barclays Bank PLC	$—	$220,000	$20,000	December 2, 2016
Barclays Bank PLC	$—	$220,000	$20,000	December 2, 2016
Credit Suisse First Boston Mortgage Capital LLC	$50,000	$100,000	$100,000	December 28, 2016

(1)

The borrowing with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $407 million) is in the form of sales of participation certificates representing beneficial ownership in MSRs and ESS under agreements to repurchase. The borrowings with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $300 million), Bank of America, N.A. (with a committed amount of $225 million), Citibank, N.A. and Morgan Stanley Bank, N.A. are in the form of sales of mortgage loans under agreements to repurchase. The borrowing with Bank of America, N.A. (with a total facility size of $250 million) is in the form of a mortgage loan participation and sale agreement. The borrowing with Barclays Bank PLC (with a total facility size of $20 million) is in the form of a note payable secured by MSRs. The borrowings with Barclays Bank PLC (each with a total facility size of $220 million) are in the form of sales of mortgage loans under agreements to repurchase and a mortgage loan participation and sale agreement, and the total facility size of $220 million relating to each of these borrowings is an aggregate total facility size across both of these borrowings together with the note payable secured by MSRs. The borrowing with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $100 million) is in the form of a revolving credit agreement.

(2)	Represents outstanding indebtedness reduced by cash collateral as of December 31, 2015.

(3)	The committed amount of $20 million relating to each of the three borrowings with Barclays Bank PLC is an aggregate committed amount across all three borrowings.

(4)

All agreements that matured between December 31, 2015 and the date of this Report have been renewed, extended or repaid and are described in Note 16—Borrowings in the accompanying consolidated financial statements.

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

Credit Risk

We are subject to credit risk in connection with our mortgage loan sales activities. Our mortgage loan sales are generally made with contractual representations and warranties, which, if breached, can require us to repurchase the mortgage loan or reimburse the investor for any losses incurred due to such breach. These breaches are generally evidenced when the borrower defaults on a mortgage loan.

The amount of our liability for losses due to representations and warranties to the mortgage loans’ investors is not limited. However, we believe that the current UPB of mortgage loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties. We include a provision for potential losses due to recourse as part of our recognition of mortgage loan sales, based initially on our estimate of the fair value of such obligation. We review our loss experience relating to representations and warranties and adjust our liability estimate when necessary.

In the event of developments affecting the credit performance of mortgage loans we have sold subject to representations and warranties, such as a significant increase in unemployment or a significant deterioration in real estate values in markets where properties securing mortgage loans we produce are located, defaults could increase and result in credit losses arising from claims under our representations and warranties, which could materially and adversely affect our business, financial condition and results of operations.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates affect both the fair value of, and interest income we earn from, our mortgage‑related investments and our derivative financial instruments. This effect is most pronounced with fixed‑rate mortgage assets. In general, rising interest rates negatively affect the fair value of our interest rate lock agreements, inventory of mortgage loans held for sale and ESS financing and positively affect the fair value of our MSRs.

Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Presently our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement.

We engage in interest rate risk management activities in an effort to reduce the variability of income caused by changes in interest rates. To manage this price risk resulting from interest rate risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of our interest rate lock commitments, inventory of mortgage loans held for sale and MSRs. We do not use derivative financial instruments other than IRLCs for purposes other than in support of our risk management activities.

Prepayment Risk

To the extent that the actual prepayment rate on the mortgage loans underlying our MSRs differs from what we projected when we initially recognized the MSRs and when we measured fair value as of the end of each reporting period, the carrying value of our investment in MSRs will be affected. In general, a decrease in the principal balances of the mortgage loans underlying our MSRs or an increase in prepayment expectations will accelerate the amortization and may result in impairments of our MSRs accounted for using the amortization method and decrease our estimates of the fair value of both the MSRs accounted for using the amortization method and those accounted for using the fair value method, thereby reducing net servicing income.

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

Market Value Risk

Our IRLCs, mortgage loans held for sale, a portion of our mortgage servicing rights and ESS are reported at their estimated fair values. The fair value of these assets fluctuates primarily due to changes in interest rates.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$825,325	$794,760	$780,297	$752,878	$739,873	$715,162
Change in fair value:
$	$58,980	$28,415	$13,952	$(13,467)	$(26,472)	$(51,183)
%	7.70%	3.71%	1.82%	(1.76)%	(3.45)%	(6.68)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$829,697	$796,773	$781,265	$751,985	$738,149	$711,939
Change in fair value:
$	$63,352	$30,428	$14,920	$(14,360)	$(28,197)	$(54,406)
%	8.27%	3.97%	1.95%	(1.87)%	(3.68)%	(7.10)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$789,246	$777,796	$772,070	$760,620	$754,894	$743,444
Change in fair value:
$	$22,901	$11,451	$5,725	$(5,725)	$(11,451)	$(22,901)
%	2.99%	1.49%	0.75%	(0.75)%	(1.49)%	(2.99)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of December 31, 2015, given several shifts in pricing spreads, prepayment speed and annual per‑loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$708,818	$683,668	$671,752	$649,132	$638,389	$617,953
Change in fair value:
$	$48,571	$23,422	$11,506	$(11,115)	$(21,857)	$(42,294)
%	7.36%	3.55%	1.74%	(1.68)%	(3.31)%	(6.41)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$715,217	$686,663	$673,203	$647,771	$635,748	$612,960
Change in fair value:
$	$54,970	$26,416	$12,956	$(12,475)	$(24,499)	$(47,286)
%	8.33%	4.00%	1.96%	(1.89)%	(3.71)%	(7.16)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$687,494	$673,870	$667,058	$653,435	$646,623	$632,999
Change in fair value:
$	$27,247	$13,624	$6,812	$(6,812)	$(13,624)	$(27,247)
%	4.13%	2.06%	1.03%	(1.03)%	(2.06)%	(4.13)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our excess servicing spread financing accounted for using the fair value method as of December 31, 2015, given several shifts in pricing spread and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$433,769	$422,826	$417,560	$407,417	$402,530	$393,104
Change in fair value:
$	$21,343	$10,401	$5,135	$(5,009)	$(9,896)	$(19,321)
%	5.18%	2.52%	1.25%	(1.21)%	(2.40)%	(4.68)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$451,609	$431,193	$421,615	$403,604	$395,127	$379,132
Change in fair value:
$	$39,183	$18,767	$9,190	$(8,821)	$(17,298)	$(33,293)
%	9.50%	4.55%	2.23%	(2.14)%	(4.19)%	(8.07)%

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2016, which is within 120 days after the end of fiscal year 2015.

Item 11.  Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2016, which is within 120 days after the end of fiscal year 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2016, which is within 120 days after the end of fiscal year 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2016, which is within 120 days after the end of fiscal year 2015.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2016, which is within 120 days after the end of fiscal year 2015.

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

10.9†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

Exhibit Number	Exhibit Description
10.10†

PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Other Eligible Participants (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

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

10.13†

Employment Agreement, dated December 8, 2015, among Stanford L. Kurland, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.14†

Employment Agreement, dated December 8, 2015, among David A. Spector, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

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

10.18

Amendment No. 3 to Mortgage Banking and Warehouse Services Agreement, dated as of December 15, 2015, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

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

Exhibit Number	Exhibit Description
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

10.24

Amendment No. 5 to Second Amended and Restated Flow Servicing Agreement, dated as of September 1, 2015, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.25

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

10.27

Amended and Restated Management Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.28

Amendment Number One to Amended and Restated Management Agreement, dated as of December 15, 2015, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2015).

10.29

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
10.31

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P., dated as of September 30, 2013 (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-1/A Registration Statement as filed with the SEC on October 23, 2013).

10.32

Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.33

Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.34

Amendment No. 4 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.35

Master Spread Acquisition and MSR Servicing Agreement, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC dated as of December 30, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A as filed with the SEC on March 21, 2014).

10.36

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.37

Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.38

Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of April 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.39

Amendment No. 1 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.40

Amendment No. 2 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

Exhibit Number	Exhibit Description
10.41

Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 1.01 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2014).

10.42

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.43

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

10.46

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

10.48

Amended and Restated Flow Servicing Agreement, dated as of August 1, 2010, by and between PNMAC Mortgage Opportunity Fund, LP and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.49

Amendment No. 1 to the Amended and Restated Flow Servicing Agreement, dated as of December 4, 2014, by and among PennyMac Loan Services, LLC and PNMAC Mortgage Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.45 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.50

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
10.52

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

10.56

Amendment No. 4 to Master Repurchase Agreement, dated as of January 3, 2013, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibits 10.19 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.57

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

10.59

Amendment No. 7 to Master Repurchase Agreement, dated as of March 27, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.44 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.60

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
10.62

Guaranty, dated as of March 17, 2011, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.63

Master Repurchase Agreement, dated as of June 26, 2012, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.20 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.64

Amendment Number One to the Master Repurchase Agreement, dated as of December 31, 2012, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.21 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.65

Amendment Number Two to the Master Repurchase Agreement, dated April 17, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.40 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.66

Amendment Number Three to the Master Repurchase Agreement, dated June 25, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.41 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.67

Amendment Number Four to the Master Repurchase Agreement, dated July 25, 2013, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.42 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.68

Amendment Number Five to the Master Repurchase Agreement, dated February 5, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.50 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.69

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

10.71

Amendment Number Eight to the Master Repurchase Agreement, dated August 7, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.72

Amendment Number Nine to the Master Repurchase Agreement, dated September 8, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.73

Amendment Number Ten to the Master Repurchase Agreement, dated July 6, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.69 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.74

Amendment Number Eleven to the Master Repurchase Agreement, dated August 3, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 5, 2015).

Exhibit Number	Exhibit Description

10.75

Amendment Number Twelve to the Master Repurchase Agreement, dated September 7, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.76

Amendment Number Thirteen to the Master Repurchase Agreement, dated October 22, 2015, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2015).

10.77

Guaranty Agreement, dated as of June 26, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Citibank, N.A (incorporated by reference to Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.78

Second Amended and Restated Loan and Security Agreement, dated as of March 27, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.79

Amendment No. 1 to Second Amended and Restated Loan Security Agreement, dated as of December 12, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.80

Amendment No. 2 to Second Amended and Restated Loan Security Agreement, dated as of March 22, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Amendment No. 3 to Form S-1 Registration Statement as filed with the SEC on April 22, 2013).

10.81

Amendment No. 3 to Second Amended and Restated Loan Security Agreement, dated as of December 30, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2014).

10.82

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
10.85

Amendment No. 2 to Third Amended and Restated Loan and Security Agreement, dated as of July 27, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.79 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.86

Amendment No. 3 to Third Amended and Restated Loan and Security Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.83 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.87

Master Spread Participation Agreement, dated as of March 27, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.73 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.88

Amendment No. 1 to Master Spread Participation Agreement, dated as of August 26, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.85 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.89	Amended and Restated Master Spread Participation Agreement, dated as of November 10, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC as the Initial Participant.

10.90

Loan and Security Agreement, dated as of April 30, 2015, among PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.91

Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.87 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.92	Amendment No. 2 to Loan and Security Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC.

10.93	Amendment No. 3 to Loan and Security Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC.

10.94	Amendment No. 4 to Loan and Security Agreement, dated as of January 28, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC.

10.95

Second Amended and Restated Guaranty, dated as of March 27, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2015).

10.96

Third Amended and Restated Guaranty (Participation Certificates and Servicing), dated as of November 10, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 16, 2015).

Exhibit Number	Exhibit Description
10.97

Master Repurchase Agreement (Participation Certificates and Servicing), dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.98

Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant’s Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

10.99

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 5, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.100

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.101

Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of March 13, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.59 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.102

Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 5, 2014).

10.103

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

10.105

Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.106

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
10.107

Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.98 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.108

Amendment No. 10 to Amended and Restated Master Repurchase Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.109

Amendment No. 11 to Amended and Restated Master Repurchase Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.110

Amendment No. 12 to Amended and Restated Master Repurchase Agreement, dated as of January 28, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.111

Guaranty, dated as of August 14, 2009, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.112

Master Repurchase Agreement, dated as of July 2, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.113

Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.114

Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.63 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.115

Amendment Number Three to the Master Repurchase Agreement, dated as of June 30, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.116

Amendment Number Four to the Master Repurchase Agreement, dated as of June 29, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.98 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.117

Amendment Number Five to the Master Repurchase Agreement, dated as of July 27, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 27, 2015).

10.118	Amendment Number Six to the Master Repurchase Agreement, dated as of November 9, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.

Exhibit Number	Exhibit Description
10.119

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.120

Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 13, 2014, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.121

Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.84 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.122

Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.123

Amended and Restated Guaranty, dated as of August 13, 2014, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.73 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.124	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.125

Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.126	Flow Commercial Mortgage Loan Purchase Agreement, dated as of December 1, 2015, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.127

Servicing Agreement, dated as of July 13, 2015, between PennyMac Corp., PennyMac Holdings, LLC, any other parties signing this Agreement as owner of Mortgage Loans listed in Schedule I and any New Owners, PennyMac Loan Services, LLC, and Midland Loan Services, a division of PNC Bank, National Association.

10.128	Commercial Mortgage Servicing Oversight Agreement, dated as of December 15, 2015, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC.

10.129

Master Repurchase Agreement, dated as of December 4, 2015, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.130

Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 4, 2015, between PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

Exhibit Number	Exhibit Description
10.131

Loan and Security Agreement, dated as of December 4, 2015, among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.132

Master Lease Agreement No.  30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.133

Addendum to Master Lease Agreement No.  30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.134

Schedule Number 001 to Master Lease Agreement, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.135

Guaranty, dated as of December 9, 2015, by  PennyMac Loan Services, LLC in favor of Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.136

Credit Agreement, dated December 30, 2015, by and among Private National Mortgage Acceptance Company, LLC, the lenders that are parties thereto, Credit Suisse AG and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 30, 2015).

10.137

Collateral and Guaranty Agreement, dated December 30, 2015, by and among Private National Mortgage Acceptance Company, LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Financial Services, Inc., PNMAC Capital Management, LLC, PennyMac Loan Services, LLC and PNMAC Opportunity Fund Associates, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 30, 2015).

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 (ii) the Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 and (v) the Notes to the Consolidated Financial Statements.

*The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†Indicates management contract or compensatory plan or arrangement.

90

PENNYMAC FINANCIAL SERVICES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PennyMac Financial Services, Inc.

6101 Condor Drive

Moorpark, CA 93021

We have audited the accompanying consolidated balance sheets of PennyMac Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Financial Services, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 10, 2016

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands, except share data)
ASSETS
Cash (includes $93,757 pledged to creditors at December 31, 2015)	$105,472	$76,256
Short-term investments at fair value	46,319	21,687
Mortgage loans held for sale at fair value (includes $1,079,489 and $1,124,905 pledged to creditors)	1,101,204	1,147,884
Derivative assets	50,280	38,457
Servicing advances, net (includes $33,458 and $18,686 valuation allowance)	299,354	228,630
Carried Interest due from Investment Funds (pledged to creditors at December 31, 2015)	69,926	67,298
Investment in PennyMac Mortgage Investment Trust at fair value	1,145	1,582
Mortgage servicing rights (includes $660,247 and $325,383 at fair value; $803,560 and $583,420 pledged to creditors)	1,411,935	730,828
Furniture, fixtures, equipment and building improvements, net (includes $14,034 and $0 pledged to creditors)	16,311	11,339
Capitalized software, net (includes $783 and $0 pledged to creditors)	3,025	567
Note receivable from PennyMac Mortgage Investment Trust—secured	150,000	—
Receivable from PennyMac Mortgage Investment Trust	18,965	23,871
Receivable from Investment Funds	1,316	2,291
Deferred tax asset	18,378	46,038
Loans eligible for repurchase	166,070	72,539
Other	45,594	37,419
Total assets	$3,505,294	$2,506,686
LIABILITIES
Assets sold under agreements to repurchase	$1,166,731	$822,252
Mortgage loan participation and sale agreements	234,872	143,568
Notes payable	61,136	146,855
Obligations under capital lease	13,579	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	412,425	191,166
Derivative liabilities	9,083	6,513
Accounts payable and accrued expenses	89,915	62,715
Mortgage servicing liabilities at fair value	1,399	6,306
Payable to Investment Funds	30,429	35,908
Payable to PennyMac Mortgage Investment Trust	162,379	123,315
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	74,315	75,024
Liability for mortgage loans eligible for repurchase	166,070	72,539
Liability for losses under representations and warranties	20,611	13,259
Total liabilities	2,442,944	1,699,420

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 21,990,831 and 21,577,686 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 51 and 54 shares, respectively	—	—
Additional paid-in capital	172,354	162,720
Retained earnings	98,470	51,242
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	270,826	213,964
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	791,524	593,302
Total stockholders' equity	1,062,350	807,266
Total liabilities and stockholders’ equity	$3,505,294	$2,506,686

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2015	2014	2013
	(in thousands, except earnings per share)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$328,551	$174,861	$138,722
Recapture payable to PennyMac Mortgage Investment Trust	(7,836)	(7,837)	(709)
	320,715	167,024	138,013
Loan origination fees	91,520	41,576	23,575
Fulfillment fees from PennyMac Mortgage Investment Trust	58,607	48,719	79,712
Net mortgage loan servicing fees:
Mortgage loan servicing fees
From non-affiliates	290,474	173,005	61,523
From PennyMac Mortgage Investment Trust	46,423	52,522	39,413
From Investment Funds	2,636	6,425	7,099
Ancillary and other fees	43,139	26,469	11,426
	382,672	258,421	119,461
Amortization, impairment and change in fair value of mortgage servicing rights	(156,939)	(70,165)	(27,028)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	3,810	28,663	(2,423)
	(153,129)	(41,502)	(29,451)
Net mortgage loan servicing fees	229,543	216,919	90,010
Management fees:
From PennyMac Mortgage Investment Trust	24,194	35,035	32,410
From Investment Funds	4,043	7,473	7,920
	28,237	42,508	40,330
Carried Interest from Investment Funds	2,628	6,156	13,419
Net interest expense:
Interest income:
From non-affiliates	45,812	27,771	15,632
From PennyMac Mortgage Investment Trust	3,343	—	—
	49,155	27,771	15,632
Interest expense:
To non-affiliates	43,172	23,965	15,582
To PennyMac Mortgage Investment Trust	25,365	13,292	1,091
	68,537	37,257	16,673
Net interest expense	(19,382)	(9,486)	(1,041)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(230)	(6)	41
Other	1,472	4,867	2,500
Total net revenue	713,110	518,277	386,559
Expenses
Compensation	274,262	190,707	148,576
Servicing	68,085	48,430	7,028
Technology	25,164	15,439	9,205
Loan origination	17,396	9,554	9,943
Professional services	15,473	11,108	10,571
Other	33,537	20,006	19,110
Total expenses	433,917	295,244	204,433
Income before provision for income taxes	279,193	223,033	182,126
Provision for income taxes	31,635	26,722	9,961
Net income	247,558	196,311	172,165
Less: Net income attributable to noncontrolling interest	200,330	159,469	157,765
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$47,228	$36,842	$14,400

Earnings per share
Basic	$2.17	$1.73	$0.83
Diluted	$2.17	$1.73	$0.82
Weighted average common shares outstanding
Basic	21,755	21,250	17,311
Diluted	76,104	75,955	75,892

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		PennyMac Financial Services, Inc. Stockholders						Noncontrolling
								interest in Private
						Additional		National Mortgage
	Members'	Number of Shares		Common stock		paid-in	Retained	Acceptance
	equity	Class A	Class B	Class A	Class B	capital	earnings	Company, LLC	Total equity
	(in thousands)
Balance at December 31, 2012	261,750	—	—	—	—	—	—	—	$261,750
Net income	76,834								76,834
Unit-based compensation expense	238	—	—	—	—	—	—	—	238
Distributions	(19,623)	—	—	—	—	—	—	—	(19,623)
Partner capital issuance costs	(3,745)	—	—	—	—	—	—	—	(3,745)
Exchange of existing partner units to Class A units of Private National Mortgage Acceptance Company, LLC	(315,454)	—	—	—	—	—	—	315,454	—
Balance post-reorganization	—	—	—	—	—	—	—	315,454	315,454
Issuance of common shares in initial public offering, net of issuance costs	—	12,778	—	1	—	229,999	—	—	230,000
Underwriting and offering costs	—	—	—	—	—	(13,290)	—	(196)	(13,486)
Initial recognition of noncontrolling interest	—	—	—	—	—	(127,160)	—	127,160	—
Net income	—	—	—	—	—	—	14,400	80,931	95,331
Stock and unit-based compensation	—	—	—	—	—	881	—	2,818	3,699
Distributions	—	—	—	—	—	—	—	(3,809)	(3,809)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	8,035	—	1	—	60,555	—	(60,556)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	—	—	—	—	2,015	—	—	2,015
Balance at December 31, 2013	—	20,813	—	2	—	153,000	14,400	461,802	629,204
Net income	—	—	—	—	—	—	36,842	159,469	196,311
Stock and unit-based compensation	—	33	—	—	—	2,895	—	7,436	10,331
Distributions	—	—	—	—	—	—	—	(28,298)	(28,298)
Issuance of common stock in settlement of directors' fees	—	14	—	—	—	222	—	—	222
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	718	—	—	—	7,107	—	(7,107)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	—	—	—	—	(504)	—	—	(504)
Balance at December 31, 2014	—	21,578	—	2	—	162,720	51,242	593,302	807,266
Net income	—	—	—	—	—	—	47,228	200,330	247,558
Stock and unit-based compensation	—	77	—	—	—	5,017	—	12,504	17,521
Distributions	—	—	—	—	—	—	—	(9,630)	(9,630)
Issuance of common stock in settlement of directors' fees	—	17	—	—	—	297	—	—	297
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	319	—	—	—	4,982	—	(4,982)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	—	—	—	—	—	(662)	—	—	(662)
Balance of December 31, 2015	$—	21,991	—	2	$—	$172,354	$98,470	$791,524	$1,062,350

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flow from operating activities
Net income	$247,558	$196,311	$172,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains on mortgage loans held for sale at fair value	(320,715)	(167,024)	(138,013)
Accrual of servicing rebate payable to Investment Funds	1,269	2,206	700
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	153,129	41,502	29,451
Carried Interest from Investment Funds	(2,628)	(6,156)	(13,419)
Amortization of debt issuance costs and commitment fees relating to financing facilities	7,775	5,989	5,014
Capitalization of interest on mortgage loans held for sale at fair value	(16,875)	—	—
Accrual of interest on excess servicing spread financing	25,365	13,292	1,348
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	437	140	175
Change in fair value of real estate acquired in settlement in loans	—	—	22
Stock and unit-based compensation expense	17,521	10,331	3,937
Provision for servicing advance losses	29,782	18,686	—
Depreciation and amortization	2,423	1,365	824
Revaluation of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	1,695	(1,378)	—
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(31,490,920)	(16,431,338)	(16,113,806)
Originations of mortgage loans held for sale	(4,143,240)	(1,951,070)	(1,104,051)
Purchase of mortgage loans from Ginnie Mae securities and early buy out investors for modification and subsequent sale	(1,116,700)	(1,049,838)	(30,950)
Sale and principal payments of mortgage loans held for sale	36,679,638	18,785,683	17,105,047
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	28,445	8,081	12,339
Repurchase of mortgage loans and real estate acquired in settlement of loans subject to representations and warranties	(22,601)	(4,089)	(7,005)
Sale of real estate acquired in settlement of loans subject to representations and warranties	—	—	287
Increase in servicing advances	(100,506)	(98,401)	(60,189)
(Increase) decrease in receivable from Investment Funds	(294)	(1,582)	57
Decrease in receivable from PennyMac Mortgage Investment Trust	7,637	1,280	173
Decrease in deferred tax asset	29,726	21,922	9,954
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(5,132)	—	—
Increase in other assets	(18,100)	(31,921)	(16,387)
Increase in accounts payable and accrued expenses	26,307	16,437	10,109
(Decrease) increase in payable to Investment Funds	(5,479)	(1,029)	142
Increase in payable to PennyMac Mortgage Investment Trust	37,627	41,647	33,686
Net cash provided by (used in) operating activities	53,144	(578,954)	(98,390)
Cash flow from investing activities
(Increase) decrease in short-term investments	(24,632)	120,895	(89,418)
Advance on note receivable from PennyMac Mortgage Investment Trust	(168,546)	—	—
Repayment of note receivable from PennyMac Mortgage Investment Trust	18,546	—	—
Purchase of mortgage servicing rights	(382,824)	(135,480)	(195,871)
Sale of mortgage servicing rights	—	10,916	550
Net settlement of derivative financial instruments used for hedging	2,033	18,620	—
Purchase of furniture, fixtures, equipment and building improvements	(9,122)	(4,613)	(6,615)
Acquisition of capitalized software	(2,782)	(123)	(343)
Decrease (increase) in margin deposits and restricted cash	4,185	(3,463)	6,916
Net cash (used in) provided by investing activities	(563,142)	6,752	(284,781)
Cash flow from financing activities
Sale of assets under agreements to repurchase	33,125,237	17,217,767	15,805,464
Repurchase of assets sold under agreements to repurchase	(33,187,830)	(16,866,738)	(15,727,406)
Issuance of mortgage loan participation certificates	17,722,964	2,817,616	—
Repayment of mortgage loan participation certificates	(17,631,704)	(2,673,978)	—
Advances on notes payable	352,243	274,636	211,253
Repayment of notes payable	(29,411)	(179,935)	(212,112)
Issuance of excess servicing spread financing	271,554	95,892	139,028
Repayment of excess servicing spread financing	(78,578)	(39,256)	(4,076)
Issuance of obligation under capital lease	13,579	—	—
Repayment of obligation under capital lease	—	—	(1)
Payment of debt issuance costs	(9,210)	—	—
Issuance of common stock	—	—	230,000
Payment of common stock underwriting and offering costs	—	—	(13,486)
Payment by noncontrolling interest of common stock issuance costs	—	—	(3,745)
Distribution to Private National Mortgage Acceptance Company, LLC members	(9,630)	(28,185)	(23,432)
Net cash provided by financing activities	539,214	617,819	401,487
Net increase in cash	29,216	45,617	18,316
Cash at beginning of period	76,256	30,639	12,323
Cash at end of period	$105,472	$76,256	$30,639

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage loan production and mortgage loan servicing. PennyMac’s investment management activities and a portion of its loan servicing activities are conducted on behalf of investment vehicles that invest in residential mortgage loans and related assets. PennyMac’s primary wholly owned subsidiaries are:

•

PNMAC Capital Management, LLC (“PCM”)—a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM enters into investment management agreements with entities that invest in residential mortgage loans and related assets.

Presently, PCM has management agreements with PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust (“REIT”), PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., (the “Master Fund”), both registered under the Investment Company Act of 1940, as amended, an affiliate of these registered funds and PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, the “Investment Funds”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.”

•

PennyMac Loan Services, LLC (“PLS”)—a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates and the Advised Entities, purchases and originates new prime credit quality residential mortgage loans, and engages in other mortgage banking activities for its own account and the account of PMT.

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

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Revenues generated from these entities (generally comprised of management fees, loan servicing fees, Carried Interest and fulfillment fees) totaled 16%,  32% and 45% of total net revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 3—Significant Accounting Policies

A description of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “Codification”).

Principles of Consolidation

The consolidated financial statements include the accounts of PFSI, PennyMac and all of its wholly‑owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

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

•

Level 3—Prices determined using significant unobservable inputs. In situations where observable inputs are unavailable (for example, when there is little or no market activity for an asset or liability at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” financial statement items, the Company is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these financial statement items and their fair values. Likewise, due to the general illiquidity of some of these financial statement items, subsequent transactions may be at values significantly different from those reported.

Short‑Term Investments

Short‑term investments, which represent investments in accounts with a depository institution, are carried at fair value. Changes in fair value are recognized in current period income. The Company classifies its short‑term investments as “Level 1” fair value financial statement items.

Mortgage Loans Held for Sale at Fair Value

Management has elected to account for mortgage loans held for sale at fair value, with changes in fair value recognized in current period income, to more timely reflect the Company’s performance. All changes in fair value, including changes arising from the passage of time, are recognized as a component of Net gains on mortgage loans held for sale at fair value. The Company classifies most of the mortgage loans held for sale at fair value as “Level 2” fair value financial statement items. Certain of the Company’s mortgage loans held for sale may not be readily saleable due to identified defects or delinquency. Such mortgage loans are classified as “Level 3” fair value financial statement items.

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

Interest Income Recognition

Interest income on mortgage loans held for sale at fair value is recognized over the life of the mortgage loans using their contractual interest rates. Income recognition is suspended and the unpaid interest receivable is reversed against interest income when mortgage loans become 90 days delinquent, or when, in management’s opinion, a full recovery of interest and principal becomes doubtful. Income recognition is resumed when the mortgage loan becomes contractually current.

Derivative Financial Instruments

The Company is exposed to price risk relative to its mortgage loans held for sale as well as to the commitments it makes to loan applicants to originate or to PMT to acquire mortgage loans at specified interest rates (“interest rate lock commitments” or “IRLCs”). The Company bears price risk from the time a commitment to fund a mortgage loan is made to a borrower or to purchase a mortgage loan from PMT, to the time the mortgage loan is sold. During this period, the Company is exposed to losses if mortgage market interest rates increase, because the fair value of the purchase commitment or prospective mortgage loan decreases. The Company also is exposed to risk relative to the fair value of its mortgage servicing rights (“MSRs”). The Company is exposed to loss in fair value of its MSRs when interest rates decrease.

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

IRLCs are accounted for as derivative financial instruments. The Company manages the risk created by IRLCs relating to mortgage loans held for sale by entering into forward sale agreements to sell the mortgage loans and by the purchase and sale of mortgage‑backed securities (“MBS”) options and futures. Such agreements are also accounted for as derivative financial instruments. From time to time, these instruments are also used to manage the risk created by changes in prepayment speeds on certain of the MSRs the Company holds. The Company classifies its IRLCs as “Level 3” fair value financial statement items and the derivative financial instruments it acquires to manage the risks created by IRLCs, mortgage loans held for sale and MSRs as “Level 1” or “Level 2” fair value financial statement items.

The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. The Company accounts for its derivative financial instruments as free‑standing derivatives. The Company does not designate its derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheet at fair value with changes in the fair values being reported in current period income. Changes in fair value of derivative financial instruments hedging IRLCs and mortgage loans held for sale at fair value are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income. For derivative financial instruments hedging MSRs, changes in fair value are included in Amortization, impairment and change in fair value of mortgage servicing rights in the Company’s consolidated statements of income.

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

Servicing Advances

Servicing advances represent advances made on behalf of borrowers and the mortgage loans’ investors to fund delinquent balances for property taxes and insurance premiums and out-of-pocket collection costs (e.g., preservation and restoration of mortgaged or real estate owned property, legal fees, appraisals and insurance premiums). Servicing advances are made in accordance with the Company’s servicing agreements and, when made, are deemed recoverable. The Company periodically reviews servicing advances for collectability and provides a valuation allowance for amounts estimated to be uncollectable. Servicing advances are written off when they are deemed uncollectible.

Carried Interest Due from Investment Funds

The Company has a general partnership interest or other Carried Interest arrangement with the Investment Funds, and earns Carried Interest thereunder. Carried Interest, in general terms, is the share of any profits that the general partners receive as compensation in excess of specified targeted amounts. The Company determines the amount of Carried Interest to be recorded each period based on the cash flows that would be realized by all partners assuming liquidation of the Investment Funds’ remaining investments as of the measurement date.

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

Mortgage Servicing Rights and Mortgage Servicing Liabilities

MSRs and mortgage servicing liabilities (“MSLs”) arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs mortgage loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; supervising the acquisition of real estate in settlement of loans (“REO”) and property disposition. REO represents real estate that collateralized the mortgage loans before the properties were acquired in settlement of loans.

The value of MSRs and MSLs is derived from the net positive or negative, respectively, cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.19% to 0.57% annually, net of related guarantee fees, on the remaining outstanding principal balances of the mortgage loans subject to the servicing contracts. The servicing fees are collected from the monthly payments made by the mortgagors. The Company is contractually entitled to receive other remuneration including rights to various mortgagor‑contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain the interest earned on funds held pending remittance related to its collection of mortgagor payments. The Company also generally has the right to solicit the mortgagors for other products and services as well as for new mortgages for those considering refinancing or purchasing a new home.

The Company recognizes MSRs and MSLs initially at fair value, either as proceeds from or liabilities incurred in, sales of mortgage loans where the Company assumes the obligation to service the mortgage loan in the sale transaction, or from the purchase of MSRs.

The Company’s subsequent accounting for MSRs and MSLs is based on the class of MSR or MSL. The Company has identified three classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; MSRs backed by mortgage loans with initial interest rates of more than 4.5%; and purchased MSRs financed in part through the transfer of the right to receive excess servicing spread (“ESS”) cash flows.. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% and purchased MSRs financed in part by ESS are accounted for at fair value with changes in fair value recorded in current period income. MSLs are carried at fair value.

The fair value of MSRs and MSLs is difficult to determine because MSRs and MSLs are not actively traded in observable stand‑alone markets. Considerable judgment is required to estimate the fair values of MSRs and MSLs and the exercise of such judgment can significantly affect the Company’s income. Therefore, the Company classifies its MSRs and MSLs as “Level 3” fair value financial statement items.

The Company uses a discounted cash flow approach to estimate the fair value of MSRs and MSLs. This approach consists of projecting and discounting projected servicing cash flows. The inputs used in the Company’s discounted cash flow model are based on market factors which management believes are consistent with inputs and data used by market participants valuing similar MSRs and MSLs.

The key inputs used in the valuation of MSRs and MSLs include mortgage prepayment speeds, cost to service the mortgage loans and pricing spreads discount rate. These inputs can, and generally do, change from period to period as market conditions change.

MSRs and MSLs are generally subject to reduction in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the mortgage loans underlying the MSRs and MSLs, thereby reducing their fair value. Reductions in the fair value of MSRs and MSLs affect earnings primarily through change in fair value and impairment charges. For MSRs backed by mortgage loans with historically low mortgage interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of the underlying mortgage loans.

MSRs Accounted for Using the Amortization Method

The Company amortizes MSRs that are accounted for using the amortization method. MSR amortization is determined by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining projected net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each month using prepayment inputs applicable at that time.

MSRs accounted for using the amortization method are periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs decreases below the asset’s amortized cost. If MSRs are impaired, the impairment is recognized in current‑period income and the carrying value (carrying value is the MSR’s amortized cost reduced by any related valuation allowance) of the MSRs is adjusted through a valuation allowance. If the fair value of impaired MSRs subsequently increases, the increase in fair value is recognized in current‑period income. When an increase in fair value of MSR is recognized, the valuation allowance is adjusted to increase the carrying value of the MSRs only to the extent of the valuation allowance.

For impairment evaluation purposes, the Company stratifies its MSRs by predominant risk characteristic when evaluating for impairment. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including mortgage loan type (fixed‑rate or adjustable‑rate) and note interest rate. Fixed‑rate mortgage loans are stratified into note rate pools of 50 basis points for note rates between 3.0% and 4.5% and a single pool for note rates of less than or equal to 3.0%. If the fair value of MSRs in any of the note interest rate pools is below the carrying value of the MSRs for that pool, impairment is recognized to the extent of the difference between the estimated fair value and the carrying value of that pool.

Management periodically reviews the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the fair value to be unlikely in the foreseeable future, a write‑down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Both amortization and changes in the amount of the MSR valuation allowance are recorded in current period income in Amortization, impairment and change in fair value of mortgage servicing rights in the consolidated statements of income.

MSRs and MSLs Accounted for at Fair Value

Changes in fair value of MSLs and MSRs accounted for at fair value are recognized in current period income in Amortization, impairment and change in fair value of mortgage servicing rights in the consolidated statements of income.

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

Capitalized Software

The Company capitalizes certain consulting, payroll, and payroll‑related costs related to computer software developed for internal use. Once development is complete and the software is placed in service, the Company amortizes the capitalized costs over five years using the straight‑line method.

The Company also periodically assesses capitalized software for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If management identifies an indicator of impairment, it assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. No such impairment was recorded during the three years ended December 31, 2015.

Mortgage Loans Eligible for Repurchase

The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. As a result of this right, the Company recognizes the mortgage loans in Mortgage loans eligible for repurchase at their unpaid principal balances and records a corresponding liability in Liability for mortgage loans eligible for repurchase on its consolidated balance sheets.

Margin Deposits

Margin deposits represents deposits that serve as collateral for various agreements the Company has entered into, such as derivative contracts. Margin deposits are included in Other assets in the Company’s consolidated balance sheets.

Assets Sold Under Agreements to Repurchase

The carrying value of assets sold under agreements to repurchase is based on the accrued cost of the agreements. The costs of creating the facilities underlying the agreements are included in the carrying value of the agreements and are amortized to Interest expense over the term of the borrowing facility.

Excess Servicing Spread Financing at Fair Value

The Company finances certain of its purchases of Agency MSRs through the sale to PMT of the right to receive the excess of the servicing fee rate over a specified rate of the underlying MSRs. This excess is referred to as the ESS.  ESS is carried at its fair value. Changes in fair value are recognized in current period income in Amortization, Impairment and Change in Fair Value of Mortgage Servicing Rights.

Because the ESS is a claim to a portion of the cash flows from MSRs, the fair value measurement of the ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring the ESS as used to measure MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSR and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS. The Company categorizes ESS as a “Level 3” fair value financial statement item.

Liability for Losses Under Representations and Warranties

The Company provides for its estimate of the losses that it expects to incur in the future as a result of its breach of the representations and warranties it provides to the purchasers and insurers of the mortgage loans the Company sold. The Company’s agreements with the purchaser and insurer include representations and warranties related to the mortgage loans the Company sells to the purchaser. The representations and warranties require adherence to purchaser origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the purchaser or insurer for any losses. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that sold such mortgage loans and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender.

The Company includes a provision for losses relating to the representations and warranties it makes as part of its mortgage loan sale transactions as part of its Net gains on mortgage loans held for sale at fair value. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates, the potential severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time mortgage loans are sold and periodically updates its liability estimate. The liability estimate is reviewed and approved by the Company’s senior management credit committee which includes the senior executives of the Company and of the loan production, loan servicing and credit risk management areas.

The level of the liability for losses on representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, purchaser and insurer loss mitigation strategies, the Company’s ability to recover any losses inherent in repurchased mortgage loans from the correspondent lenders and other external conditions that may change over the lives of the mortgage loans. As economic fundamentals change, as purchaser and insurer evaluation of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect the Company’s correspondent lenders, the level of ensuing losses will change. As a result of these changes, the Company may be required to adjust the estimate of its liability for representations and warranties. Such an adjustment may be material to the Company’s financial condition and results of operations. The Company did not record any adjustments to previously recorded liabilities for representations and warranties during any of the periods presented.

The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance (“UPB”) of mortgage loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. Management believes the amount and range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or results of operations.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees and other remuneration are received by the Company for servicing residential mortgage loans. Mortgage loan servicing fees are recorded net of Agency guarantee fees paid by the Company. Mortgage loan servicing fees are recognized as earned over the life of the mortgage loans in the servicing portfolio.

Stock‑Based Compensation

The Company’s 2013 Equity Incentive Plan provides for awards of nonstatutory and incentive stock options, time‑based restricted stock units, performance‑based restricted stock units, stock appreciation rights, performance units and stock grants. The Company establishes the cost of its share-based awards at the awards’ fair values at the grant date of the awards. The Company estimates the fair value of the stock options, time‑based restricted stock units and performance‑based restricted stock units awarded with reference to the fair value of its underlying common stock on the date of the award.

Compensation costs are fixed, except for performance‑based restricted stock units, as of the award date as all grantees are employees of PennyMac or directors of the Company. The Company amortizes the cost of time‑based restricted stock unit awards to compensation expense over the vesting period using the graded vesting method. The Company amortizes performance‑based restricted stock unit awards on the straight‑line basis over the vesting period. Expense relating to awards is included in Compensation expense in the consolidated statements of income.

Income Taxes

As a result of the PennyMac recapitalization and reorganization, the Company expects to benefit from amortization and other tax deductions due to increases in the tax basis of PennyMac’s assets from the exchange of PennyMac Class A units. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income. The Company has entered into an agreement with the unitholders of PennyMac that will provide for the additional payment by the Company to exchanging unitholders of PennyMac equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that PFSI realizes due to (i) increases in tax basis resulting from exchanges of the then‑existing unitholders and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

Variable Interest Held in Unconsolidated Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or equity investors at risk that lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns.

PFSI consolidates the assets and liabilities of VIEs of which the Company is the primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE and holds a variable interest that could potentially be significant to the VIE. To determine whether a variable interest the Company holds could potentially be significant to the VIE, the Company considers both quantitative and qualitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis.

PMOFA is a general partner in the Master Fund. The Master Fund wholly owns PennyMac Mortgage Co. Funding, LLC (“Funding, LLC”) and PennyMac Mortgage Co., LLC.  Funding LLC is the majority interest holder in PennyMac Loan Trust 2015‑NPL1 (the “Trust”), which holds the mortgage loans for Funding LLC.

PLS provides mortgage loan servicing to the loans held by the Trust as well as loans held by the Mortgage Co. The related party group constituting the Company and its affiliates (including PMOFA) has an equity interest in the Master Fund, the ultimate Parent of the Trust, Mortgage Co and Funding, LLC. The direct equity holders in the Trust, Mortgage Co and Funding, LLC, however, do not have power to direct the activities of the respective entities and as such, both the Trust and Mortgage Co are considered to be VIEs as defined in the Consolidations topic of the Codification.

The Company is not the primary beneficiary in these VIEs, given it does not represent the enterprise within the related party group that is most closely associated with these VIEs and, as such, the Company does not consolidate these VIEs. Exposure to loss of the related party group from the unconsolidated VIEs is limited to the contributed capital of the related party group in the Master Fund totaling $2,000 which represents the general partnership interest held by PMOFA in the Master Fund.

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

ASU 2015-03 specifies that its adoption be made on a retrospective basis. Accordingly, the Company has reclassified its debt issuance costs from Other assets as previously presented to Mortgage loans sold under agreements to repurchase and Mortgage loan participation and sale agreements to conform its December 31, 2014 balance sheet to the current presentation. The adoption of ASU 2015-03 did not result in changes to the Company’s previously presented consolidated statements of income or consolidated statements of cash flows.

Following is a summary of the balance sheet reclassifications:

	December 31, 2014
	As reported	As previously reported	Reclassification
	(in thousands)
Assets:
Other	$37,419	$37,858	$(439)
Total assets	$2,506,686	$2,507,125	$(439)
Liabilities:
Assets sold under agreements to repurchase	$822,252	$822,621	$(369)
Mortgage loan participation and sale agreement	$143,568	$143,638	$(70)
Total liabilities	$1,699,420	$1,699,859	$(439)
Total liabilities and stockholders' equity	$2,506,686	$2,507,125	$(439)

Note 4—Transactions with Affiliates

PennyMac Mortgage Investment Trust

Operating Activities

Correspondent Production

Before February 1, 2013, PMT paid the Company a fulfillment fee of 50 basis points of the unpaid principal balance (“UPB”) of mortgage loans sold to non‑affiliates where PMT is approved or licensed to sell to such non‑affiliate. Effective February 1, 2013, the mortgage banking and warehouse services agreement provides for a fulfillment fee paid to the Company based on the type of mortgage loan that PMT acquires. The fulfillment fee is equal to a percentage of the UPB of mortgage loans purchased by PMT, with the addition of potential fee rate discounts applicable to PMT’s monthly purchase volume in excess of designated thresholds. The Company has also agreed to provide such services exclusively for PMT’s benefit, and the Company and its affiliates are prohibited from providing such services for any other party.

The Company is entitled to a fulfillment fee based on the type of mortgage loan that PMT acquires and equal to a percentage of the UPB of such mortgage loan. Presently, the applicable fulfillment fee percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans sold in accordance with the Ginnie Mae Mortgage‑Backed Securities Guide, and (iii) 0.50% for all other mortgage loans not contemplated above; provided, however, that the Company may, in its sole discretion, reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction may only be credited to the reimbursement applicable to the month in which the related mortgage loan was funded.

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking and warehouse services agreement, the Company currently purchases loans saleable in accordance with the Ginnie Mae Mortgage‑Backed Securities Guide “as is” and without recourse of any kind from PMT at cost less any administrative fees collected by PMT from the seller, plus accrued interest and a sourcing fee of three basis points.

 In the event that PMT purchases mortgage loans with an aggregate UPB in any month greater than $2.5 billion and less than $5 billion, the Company has agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of UPB in excess of $2.5 billion and (iii) the percentage of the aggregate UPB relating to mortgage loans for which the Company collected fulfillment fees in such month. In the event PMT purchases mortgage loans with an aggregate UPB in any month greater than $5 billion, the Company has agreed to further discount the amount of fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.05%, (ii) the amount of UPB in excess of $5 billion and (iii) the percentage of the aggregate UPB relating to mortgage loans for which the Company collected fulfillment fees in such month.

In consideration for the mortgage banking services provided by the Company with respect to PMT’s acquisition of mortgage loans under the Company’s early purchase program, the Company is entitled to fees accruing (i) at a rate equal to $1,500 per annum per early purchase facility and (ii) in the amount of $35 for each mortgage loan that PMT acquires. In consideration for the warehouse services provided by the Company with respect to mortgage loans that PMT finances for its warehouse lending clients, with respect to each facility, the Company is entitled to fees accruing (i) at a rate equal to $40,000 per annum for each of the first twenty (20) warehouse lending facilities active in any month and $10,000 per annum for each additional warehouse lending facility active in any month, and (ii) in the amount of $50 with respect to each mortgage loan that PMT finances thereunder. Where PMT has entered into both an early purchase agreement and a warehouse lending agreement with the same client, the Company shall only be entitled, with respect to any mortgage loan that becomes subject to both such agreements, to the $50 per mortgage loan fee provided under the warehouse lending agreement.

The term of the mortgage banking and warehouse services agreement expires on February 1, 2017, subject to automatic renewal for additional 18‑month periods, unless terminated earlier in accordance with the terms of the agreement.

MSR Recapture Agreement

Pursuant to the terms of an MSR recapture agreement, effective February 1, 2013, if the Company refinances through its consumer direct lending business mortgage loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey to one of PMT’s wholly‑owned subsidiaries without cost to PMT, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate UPB that is not less than 30% of the aggregate UPB of all the mortgage loans so originated.

Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair value instead of transferring such MSRs. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18‑month periods.

Following is a summary of correspondent production activity between the Company and PMT:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Fulfillment fee revenue	$58,607	$48,719	$79,712
Unpaid principal balance of loans fulfilled for PennyMac Mortgage Investment Trust	$14,014,603	$11,476,448	$15,225,153

Sourcing fees paid	$8,966	$4,676	$4,611
Unpaid principal balance of loans purchased from PennyMac Mortgage Investment Trust	$29,867,580	$16,431,338	$16,113,806

Proceeds from sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	$28,445	$8,081	$12,339
Tax service fee from PennyMac Mortgage Investment Trust	$4,390	$2,080	$—
Mortgage servicing rights recapture recognized	$787	$9	$709
Mortgage banking and warehouse service fees paid by PMT	$—	$—	$313

Mortgage Loan Servicing

The Company has a loan servicing agreement with PMT. Before February 1, 2013, the servicing fee rates were based on the risk characteristics of the mortgage loans serviced and total servicing compensation was established at levels that management believed were competitive with those charged by other servicers or specialty servicers, as applicable.

•

Servicing fee rates for nonperforming loans ranged between 50 and 100 basis points per year on the UPB of the mortgage loans serviced on PMT’s behalf. The Company was also entitled to certain customary market‑based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event the Company either effected a refinancing of a mortgage loan on PMT’s behalf and not through a third party lender and the resulting mortgage loan was readily saleable, or originated a mortgage loan to facilitate the disposition of real estate that PMT had acquired in settlement of a mortgage loan, the Company was entitled to receive market‑based fees and compensation from PMT.

•

For mortgage loans serviced by PMT as a result of acquisitions and sales with servicing rights retained in connection with PMT’s correspondent production business, the Company was entitled to base subservicing fees and other customary market‑based fees and charges as described above.

Effective February 1, 2013, the servicing agreement was amended to provide for servicing fees payable to the Company that changed from being based on a percentage of the mortgage loan’s UPB to fixed per‑loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the REO. The Company also remains entitled to customary ancillary income and market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to mortgage loans it services for the PMT.

•

The base servicing fees for distressed mortgage loans are calculated based on a monthly per‑loan dollar amount, with the actual dollar amount for each mortgage loan based on the delinquency, bankruptcy and/or foreclosure status of such mortgage loan or the related underlying real estate. Presently, the base servicing fees for distressed mortgage loans range from $30 per month for current mortgage loans up to $125 per month for mortgage loans that are severely delinquent and in foreclosure. The base servicing fee for REO is $75 per month. To the extent that REO properties are leased and receive rent under PMT’s REO rental program, the Company will also receive an REO rental fee of $30 per month per REO and a property management fee in an amount equal to either (i) the Company’s actual cost to outsource services to a third party property management firm or (ii) 9% of gross rental income (as defined) if the Company provides property management services directly.

•

The base servicing fees for non‑distressed mortgage loans subserviced by the Company on PMT’s behalf are also calculated through a monthly per‑loan dollar amount, with the actual dollar amount for each mortgage loan based on whether the mortgage loan is a fixed‑rate or adjustable‑rate loan. The base servicing fees for mortgage loans subserviced on PMT’s behalf are $7.50 per month for fixed‑rate mortgage loans and $8.50 per month for adjustable-rate mortgage loans. To the extent that these mortgage loans become delinquent, the Company is entitled to an additional servicing fee per mortgage loan ranging from $10 to $75 per month based on the delinquency, bankruptcy and foreclosure status of the mortgage loan or the related underlying real estate.

•

The Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because PMT does not have any employees or infrastructure. For these services, the Company received a supplemental fee of $25 per month for each distressed whole mortgage loan and, through August 31, 2015, a fee of $3.25 per month for each non‑distressed subserviced mortgage loan. With respect to non‑distressed subserviced mortgage loans, from and after January 1, 2014, the aggregate supplemental servicing fees were subject to a cap of $700,000 per fiscal quarter and, in recognition of the increased size of PMT’s mortgage loan servicing portfolio, such supplemental fee was eliminated, effective September 1, 2015.  The Company is also entitled to reimbursement for all customary, good faith reasonable and necessary out‑of‑pocket expenses incurred in performance of its servicing obligations.

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

Following is a summary of mortgage loan servicing fees earned from PMT:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Loan servicing fees relating to PennyMac Mortgage Investment Trust:
Mortgage loans acquired for sale at fair value:
Base and supplemental	$260	$103	$262
Activity-based	371	149	300
	631	252	562
Mortgage loans at fair value:
Base and supplemental	16,123	18,953	16,458
Activity-based	12,437	19,608	11,814
	28,560	38,561	28,272
Mortgage servicing rights:
Base and supplemental	16,911	13,515	10,274
Activity-based	321	194	305
	17,232	13,709	10,579
	$46,423	$52,522	$39,413

Management Fees

Before February 1, 2013, under a management agreement, the Company received a base management fee which was calculated at 1.5% per year of PMT’s shareholders’ equity. The management agreement also provided for a performance incentive fee, which was calculated at 20% per year of the amount by which PMT’s “core earnings,” on a rolling four‑quarter basis and before the incentive fee, exceeded an 8% “hurdle rate” as defined in the management agreement. The Company did not earn a performance incentive fee before February 1, 2013.

Effective February 1, 2013, the management agreement was amended to provide that:

•

The base management fee is calculated quarterly and is equal to the sum of (i) 1.5% per year of PMT’s average shareholders’ equity up to $2 billion, (ii) 1.375% per year of PMT’s average shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average shareholders’ equity in excess of $5 billion.

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss computed in accordance with GAAP and certain other non‑cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

“Equity” is the weighted average of the issue price per common share of all of PMT’s public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the rolling four‑quarter period.

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

The base management fee and the performance incentive fee are both receivable quarterly in arrears. The performance incentive fee may be paid in cash or a combination of cash and PMT’s common shares (subject to a limit of no more than 50% paid in common shares), at PMT’s option.

Following is a summary of the base management and performance incentive fees earned from PMT:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Management fees:
Base	$22,851	$23,330	$19,644
Performance incentive	1,343	11,705	12,766
	$24,194	$35,035	$32,410

The term of the management agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18‑month periods, unless terminated earlier in accordance with the terms of the management agreement.

In the event of termination of the management agreement between PMT and the Company, the Company may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by the Company, in each case during the 24-month period before termination.

Expense Reimbursement

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company (1)	$10,742	$10,850	$10,989
Expenses incurred on PMT's behalf	582	792	4,638
	$11,324	$11,642	$15,627
Payments and settlements during the year (2)	$99,967	$99,987	$121,230

(1)

For the year ended December 31, 2015, in accordance with the terms of its management agreement with PMT, the Company provided PMT discretionary waivers of overhead expenses otherwise allocable to PMT totaling $1.6 million.  On December 15, 2015, the Company amended the management agreement to provide that the total costs and expenses incurred by the Company in any quarter and reimbursable by PMT is capped at an amount equal to the product of (A) 70 basis points, multiplied by (B) shareholders’ equity (as defined in the management agreement) as of the last day of such quarter, divided by four.

(2)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from PMT are summarized below:

	December 31,
	2015	2014
	(in thousands)
Management fees	$5,670	$8,426
Servicing fees	3,682	3,385
Expenses incurred on PMT's behalf	3,447	—
Correspondent production origination fees	2,729	—
Fulfillment fees	1,082	506
Conditional Reimbursement	900	1,137
Allocated expenses	1,455	6,581
Unsettled excess servicing spread issuance	—	3,836
	$18,965	$23,871

Of the $162.4 million payable to PMT as of December 31, 2015, $153.6 million represents deposits made by PMT to fund servicing advances made by the Company, $8.0 million represents other expenses, and $781,000 represents MSR recapture.

Of the $123.3 million payable to PMT as of December 31, 2014, $116.7 million represents deposits made by PMT to fund servicing advances made by the Company, $6.2 million represents other expenses, including common overhead expenses, and $460,000 represents MSR recapture payable.

Conditional Reimbursement of Underwriting Fees

In connection with the IPO of PMT’s common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse the Company for the $2.9 million payment that it made to the underwriters in such offering if PMT satisfied certain performance measures over a specified period (the “Conditional Reimbursement”). Effective February 1, 2013, the parties amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12 month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company received Conditional Reimbursements totaling $237,000,  $651,000 and $944,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

In the event a termination fee is payable to the Company under the management agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

Investing Activities

Note Receivable

The Company is a party to a repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) (the “MSR Repo”), pursuant to which it finances Ginnie Mae MSRs and servicing advance receivables and pledges to CSFB all of its rights and interests in any Ginnie Mae MSRs it owns or acquires, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and the Company.

In connection with the MSR Repo described above, the Company and PMT entered into an underlying loan and security agreement, dated as of April 30, 2015, pursuant to which PMT may borrow up to $150 million from the Company for the purpose of financing ESS (the “Underlying LSA”). In order to secure its borrowings PMT pledged its ESS to the Company under the Underlying LSA and the Company, in turn, re-pledged such ESS to CSFB under the MSR Repo. The principal amount of the borrowings under the Underlying LSA is based upon a percentage of the market value of the ESS pledged by PMT, subject to the $150 million sublimit described above. Pursuant to the Underlying LSA, PMT granted to the Company a security interest in all of its right, title and interest in, to and under the ESS pledged to secure the borrowings.

The Company and PMT have agreed in connection with the Underlying LSA that PMT is required to repay the Company the principal amount of borrowings plus accrued interest to the date of such repayment, and the Company is required to repay CSFB the corresponding amount under the MSR Repo. Interest accrues on PMT’s note relating to the Underlying LSA at a rate based on CSFB’s cost of funds under the MSR Repo. PMT was also required to pay the Company a fee for the structuring of the Underlying LSA in an amount equal to the portion of the corresponding fee paid by the Company to CSFB and allocable to the $150 million relating to the ESS financing.

Following is a summary of investing activities between the Company and PMT:

	Year ended December 31,
	2015	2014
	(in thousands)
Note receivable from PennyMac Mortgage Investment Trust—secured:
Activity during the year:
Advances	$168,546	$—
Repayments	$18,546	$—
Interest income	$3,343	$—
Balance at end of year	$150,000	$—
Common shares of beneficial interest of PennyMac Mortgage Investment Trust held at year end
Number of shares	75	75
Fair value	$1,145	$1,582

Financing Activities

Spread Acquisition and MSR Servicing Agreements

Effective February 1, 2013, the Company entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which it may sell to PMT or one of its wholly-owned subsidiaries the rights to receive certain ESS from MSRs acquired by the Company from banks and other third party financial institutions. The Company is generally required to service or subservice the related mortgage loans for the applicable agency or investor. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

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

On December 19, 2014, the Company entered into a second master spread acquisition and MSR servicing agreement with PMT (the “12/19/14 Spread Acquisition Agreement”). The terms of the 12/19/14 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that the Company only intends to sell ESS relating to Freddie Mac MSRs under the 12/19/14 Spread Acquisition Agreement.

To the extent the Company refinances any of the mortgage loans relating to the ESS it sells to PMT,  the 12/19/14 Spread  Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT,  at  no cost,  the ESS relating to a  certain percentage of the UPB of the newly originated mortgage loans.  To the extent the  fair market value  of the  aggregate ESS to be transferred for the applicable month is  less  than $200,000,  the Company may,  at its option,  pay cash to PMT in an  amount equal to such fair market  value in lieu of transferring such ESS.

On April 30, 2015, the Company amended and restated a third master spread acquisition and MSR servicing agreement with PMT (the “4/30/15 Spread Acquisition Agreement”). The terms of the 4/30/15 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement and the 12/19/14 Spread Acquisition Agreement, except that PMT only intends to purchase ESS relating to Ginnie Mae MSRs under the 4/30/15 Spread Acquisition Agreement.

To the extent the Company refinances any of the mortgage loans relating to the ESS it sells to PMT, the 4/30/15 Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the 4/30/15 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the 4/30/15 Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000 the Company may, at its option, wire cash to PMT in an amount equal to such fair market value in lieu of transferring such ESS.

In connection with the Company’s entry into the 4/30/15 Spread Acquisition Agreement, PMT was also required to amend and restate the terms of a Security and Subordination Agreement (the “Security Agreement”) with CSFB. Under the terms of the Security Agreement, PMT pledged to CSFB its rights under the 4/30/15 Spread Acquisition Agreement and its interest in any ESS purchased thereunder. The Security Agreement is required as a result of the MSR Repo Agreement, pursuant to which the Company finances Ginnie Mae MSRs and servicing advance receivables and pledges to CSFB all rights and interests in any Ginnie Mae MSRs owned or acquired, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and the Company.

The Security Agreement also permits CSFB to liquidate PMT’s ESS along with the related MSRs to the extent there exists an event of default under the MSR Repo Agreement, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of PMT’s credit facilities, that would require the Company to either (i) repay in full the outstanding loan amount under the MSR Repo Agreement or (ii) repurchase the ESS from PMT at fair market value. To the extent the Company is unable to repay the loan under the MSR Repo Agreement or repurchase the ESS, an event of default would exist under the MSR Repo Agreement, thereby entitling CSFB to liquidate the ESS and the related MSRs.

Following is a summary of financing activity between the Company and PMT:

	Year ended December 31,
	2015	2014
	(in thousands)
Excess servicing spread financing:
Issuance	$271,554	$99,728
Repayment	$78,578	$39,256
Change in fair value	$(3,810)	$(28,663)
Interest expense	$25,365	$13,292
Excess servicing spread recapture recognized	$7,049	$7,828

Investment Funds

Amounts due from and payable to the Investment Funds are summarized below:

	December 31,
	2015	2014
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$41,893	$40,771
PNMAC Mortgage Opportunity Fund Investors, LLC	28,033	26,527
	$69,926	$67,298
Receivable from Investment Funds:
Management fees	$655	$1,596
Loan servicing fees	392	476
Loan servicing rebate	224	189
Expense reimbursements	45	30
	$1,316	$2,291
Payable to Investment Funds—Servicing advances	$30,429	$35,908

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

As discussed in Note 1, Organization and Basis of Presentation, the Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by the Company to PennyMac’s exchanged unitholders in an amount equal to 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges, the Company has recorded a $74.3 million and $75.0 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of December 31, 2015 and 2014, respectively, and it has made $5.1 million in payments under such agreement during 2015.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$47,228	$36,842	$14,400
Weighted average shares of common stock outstanding	21,755	21,250	17,311
Basic earnings per share of common stock	$2.17	$1.73	$0.83

Diluted earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$47,228	$36,842	$14,400
Effect of net income attributable to PennyMac Class A units exchangeable to common stock, net of income taxes	119,697	95,283	47,838
Diluted net income attributable to common stockholders	$166,925	$132,125	$62,238
Weighted average shares of common stock outstanding	21,755	21,250	17,311
Dilutive shares:
PennyMac Class A units exchangeable to common stock	53,803	53,550	57,206
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	427	1,083	1,347
Shares issuable under stock-based compensation plans	119	72	28
Diluted weighted average shares of common stock outstanding	76,104	75,955	75,892
Diluted earnings per share of common stock	$2.17	$1.73	$0.82

The following table summarizes the anti-dilutive weighted-average number of outstanding stock options and performance-based RSUs:

	Year ended December 31,
	2015	2014	2013

Stock options (1)	1,747,857	976,183	—
Performance-based RSUs (2)	2,357,996	1,055,027	278,185
Total potentially dilutive common stock equivalents	4,105,853	2,031,210	278,185

(1)

During the years ended December 31, 2015 and 2014, certain stock options were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $18.17 and $18.23 per share respectively, were anti-dilutive.

(2)

During the years ended December 31, 2015, 2014 and 2013, certain performance-based RSUs were outstanding but not included in the computation of earnings per share because management concluded the performance thresholds would not be satisfied.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows:
Sales proceeds	$36,679,638	$18,793,619	$17,006,460
Servicing fees received (1)	$140,767	$113,364	$56,066
Net servicing advances	$9,842	$16,796	$4,207
Period end information:
Unpaid principal balance of mortgage loans outstanding at end of period	$60,687,246	$36,564,434	$23,640,261
Delinquencies:
30-89 days	$1,539,568	$840,387	$410,927
90 days or more or in foreclosure or bankruptcy	$568,093	$255,835	$143,022

(1)	Net of guarantees paid to the Agencies

The Company’s mortgage servicing portfolio in UPB is summarized as follows:

	December 31, 2015
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$111,409,601	$—	$111,409,601
Affiliated entities	—	47,810,632	47,810,632
Mortgage loans held for sale	1,052,485	—	1,052,485
	$112,462,086	$47,810,632	$160,272,718
Amount subserviced for the Company (1)	$14,454	$—	$14,454
Delinquent mortgage loans:
30 days	$2,666,435	$349,859	$3,016,294
60 days	834,617	136,924	971,541
90 days or more :
Not in foreclosure	1,270,236	788,410	2,058,646
In foreclosure	656,617	1,180,014	1,836,631
Foreclosed	23,372	542,031	565,403
	$5,451,277	$2,997,238	$8,448,515
Custodial funds managed by the Company (2)	$2,242,146	$502,751	$2,744,897

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Mortgage loans are subserviced for the Company on a transitional basis for loans where the Company has obtained the rights to service the mortgage loans but servicing of the loans has not yet transferred to the Company’s servicing system.

(2)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on certain of the custodial funds it manages on behalf of the loans’ investors, which is recorded as part of the Interest income in the Company’s consolidated statements of income.

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

(2)

Borrower and investor custodial cash accounts relate to loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on certain of the custodial funds it manages on behalf of the loans’ investors, which is recorded as part of the interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	December 31,
State	2015	2014
	(in thousands)
California	$39,007,363	$33,751,630
Texas	12,191,722	6,954,778
Virginia	9,816,114	6,360,171
Florida	9,709,940	5,573,215
Maryland	6,151,945	*
Washington	*	3,830,587
All other states	83,395,634	49,509,668
	$160,272,718	$105,980,049

*Not included in the top five states as measured by UPB as of the date presented.

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

Following are summaries of derivative assets and related netting amounts.

Offsetting of Derivative Assets

	December 31, 2015			December 31, 2014
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives subject to a master netting arrangement:
Forward purchase contracts	$4,181	$—	$4,181	$9,060	$—	$9,060
Forward sale contracts	4,965	—	4,965	320	—	320
MBS put options	404	—	404	476	—	476
Put options on interest rate futures purchase contracts	1,832	—	1,832	862	—	862
Call options on interest rate futures purchase contracts	1,555	—	1,555	2,193	—	2,193
Netting	—	(8,542)	(8,542)	—	(7,807)	(7,807)
	12,937	(8,542)	4,395	12,911	(7,807)	5,104
Derivatives not subject to a master netting arrangement - IRLCs	45,885	—	45,885	33,353	—	33,353
	$58,822	$(8,542)	$50,280	$46,264	$(7,807)	$38,457

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	December 31, 2015				December 31, 2014
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$45,885	$—	$—	$45,885	$33,353	$—	$—	$33,353
RJ O'Brien	2,246	—	—	2,246	2,005	—	—	2,005
Jefferies & Co.	888	—	—	888	764	—	—	764
Nomura	—	—	—	—	322	—	—	322
Fannie Mae	453	—	—	453	—	—	—	—
Wells Fargo Bank, N.A.	53	—	—	53	379	—	—	379
Goldman Sachs	471	—	—	471	600	—	—	600
JP Morgan	—	—	—	—	526	—	—	526
Others	284	—	—	284	508	—	—	508
	$50,280	$—	$—	$50,280	$38,457	$—	$—	$38,457

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The assets sold under agreements to repurchase do not qualify for netting.

	December 31, 2015			December 31, 2014
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives subject to a master netting arrangement:
Forward purchase contracts	$9,004	$—	$9,004	$141	$—	$141
Forward sale contracts	7,497	—	7,497	16,110	—	16,110
Put options on interest rate futures sale contracts	—	—	—	8	—	8
Put options on interest rate futures purchase contracts	203	—	203	—	—	—
Call options on interest rate futures purchase contracts	47	—	47	—	—	—
Netting	—	(9,780)	(9,780)	—	(10,698)	(10,698)
	16,751	(9,780)	6,971	16,259	(10,698)	5,561
Derivatives not subject to a master netting arrangement - IRLCs	2,112	—	2,112	952	—	952
Total derivatives	18,863	(9,780)	9,083	17,211	(10,698)	6,513
Mortgage loans sold under agreements to repurchase:
Amount outstanding	1,167,405	—	1,167,405	822,621	—	822,621
Unamortized debt issuance costs	(674)	—	(674)	(369)	—	(369)
	1,166,731	—	1,166,731	822,252	—	822,252
	$1,185,594	$(9,780)	$1,175,814	$839,463	$(10,698)	$828,765

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

	December 31, 2015				December 31, 2014
		Gross amount				Gross amount
		not offset in the				not offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount			Net amount	Net amount			Net amount
	of liabilities			of liabilities	of liabilities			of liabilities
	in the		Cash	in the	in the		Cash	in the
	consolidated	Financial	collateral	consolidated	consolidated	Financial	collateral	consolidated
	balance sheet	instruments	pledged	balance sheet	balance sheet	instruments	pledged	balance sheet
	(in thousands)
Interest rate lock commitments	$2,112	$—	$—	$2,112	$952	$—	$—	$952
Credit Suisse First Boston Mortgage Capital LLC	795,179	(794,470)	—	709	464,737	(463,541)	—	1,196
Bank of America, N.A.	271,130	(269,510)	—	1,620	236,909	(236,771)	—	138
Morgan Stanley Bank, N.A.	49,763	(49,521)	—	242	122,148	(122,031)	—	117
Citibank, N.A.	55,948	(53,904)	—	2,044	699	(278)	—	421
Bank of Oklahoma	135	—	—	135	486	—	—	486
BNP Paribas	738	—	—	738	—	—	—	—
JP Morgan	672	—	—	672	—	—	—	—
Bank of New York Mellon	154	—	—	154	1,552	—	—	1,552
Others	657	—	—	657	1,651	—	—	1,651
	$1,176,488	$(1,167,405)	$—	$9,083	$829,134	$(822,621)	$—	$6,513

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets and its originated MSRs relating to loans with initial interest rates of more than 4.5% and purchased MSRs subject to ESS financing to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk.

The Company’s subsequent accounting for MSRs and MSLs is based on the class of MSR or MSL. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% and purchased MSRs financed in part by ESS are accounted for at fair value with changes in fair value recorded in current period income. MSLs are carried at fair value.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$46,319	$—	$—	$46,319
Mortgage loans held for sale at fair value	—	1,052,673	48,531	1,101,204
Derivative assets:
Interest rate lock commitments	—	—	45,885	45,885
Forward purchase contracts	—	4,181	—	4,181
Forward sales contracts	—	4,965	—	4,965
MBS put options	—	404	—	404
Put options on interest rate futures purchase contracts	1,832	—	—	1,832
Call options on interest rate futures purchase contracts	1,555	—	—	1,555
Total derivative assets before netting	3,387	9,550	45,885	58,822
Netting (1)	—	—	—	(8,542)
Total derivative assets	3,387	9,550	45,885	50,280
Investment in PennyMac Mortgage Investment Trust	1,145	—	—	1,145
Mortgage servicing rights at fair value	—	—	660,247	660,247
	$50,851	$1,062,223	$754,663	$1,859,195
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$412,425	$412,425
Derivative liabilities:
Interest rate lock commitments	—	—	2,112	2,112
Forward purchase contracts	—	9,004	—	9,004
Forward sales contracts	—	7,497	—	7,497
Put options on interest rate futures purchase contracts	203	—	—	203
Call options on interest rate futures purchase contracts	47	—	—	47
Total derivative liabilities before netting	250	16,501	2,112	18,863
Netting (1)	—	—	—	(9,780)
Total derivative liabilities	250	16,501	2,112	9,083
Mortgage servicing liabilities	—	—	1,399	1,399
	$250	$16,501	$415,936	$422,907

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

As shown above, certain of the Company’s mortgage loans held for sale, IRLCs, MSRs at fair value, and ESS financing at fair value are measured using Level 3 inputs. Following are roll forwards of these items for each of the three years ended December 31, 2015 where Level 3 significant inputs were used:

	Year ended December 31, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2014	$209,908	$32,401	$325,383	$567,692
Purchases	911,124	—	382,824	1,293,948
Sales	(803,424)	—	—	(803,424)
Repayments	(40,995)	—	—	(40,995)
Interest rate lock commitments issued, net	—	271,692	—	271,692
Mortgage servicing rights resulting from mortgage loan sales	—	—	18,013	18,013
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	4,233	—	—	4,233
Other factors	—	73,068	(65,973)	7,095
	4,233	73,068	(65,973)	11,328
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(232,315)	—	—	(232,315)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(333,388)	—	(333,388)
Balance, December 31, 2015	$48,531	$43,773	$660,247	$752,551
Changes in fair value recognized during the period relating to assets still held at December 31, 2015	$4,305	$43,773	$(65,973)	$(17,895)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification or borrower reperformance.

	Year ended December 31, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2014	$191,166	$6,306	$197,472
Issuance of excess servicing spread financing	271,554	—	271,554
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	6,728	—	6,728
Accrual of interest on excess servicing spread	25,365	—	25,365
Repayments	(78,578)	—	(78,578)
Mortgage servicing liabilities resulting from mortgage loan sales	—	20,442	20,442
Changes in fair value included in income	(3,810)	(25,349)	(29,159)
Balance, December 31, 2015	$412,425	$1,399	$413,824
Changes in fair value recognized during the period relating to liabilities still held at December 31, 2015	$(3,810)	$(25,349)	$(29,159)

	Year ended December 31, 2014
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$3,933	$6,761	$224,913	$235,607
Purchases	1,049,838	—	135,480	1,185,318
Repayments	(22,016)	—	—	(22,016)
Interest rate lock commitments issued, net	—	181,159	—	181,159
Mortgage servicing rights resulting from mortgage loan sales	—	—	22,733	22,733
Sales	(577,968)	—	(10,881)	(588,849)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	(3,534)	22,741	(46,862)	(27,655)
	(3,534)	22,741	(46,862)	(27,655)
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(240,345)	—	—	(240,345)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(178,260)	—	(178,260)
Balance, December 31, 2014	$209,908	$32,401	$325,383	$567,692
Changes in fair value recognized during the period relating to assets still held at December 31, 2014	$(3,377)	$32,401	$(47,618)	$(18,594)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification or borrower reperformance.

	Year ended December 31, 2014
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2013	$138,723	$—	$138,723
Issuance of excess servicing spread financing	99,728	—	99,728
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment	7,342	—	7,342
Mortgage servicing liabilities resulting from mortgage loan sales	—	1,965	1,965
Accrual of interest on excess servicing spread	13,292	—	13,292
Repayments	(39,256)	—	(39,256)
Changes in fair value included in income	(28,663)	4,341	(24,322)
Balance, December 31, 2014	$191,166	$6,306	$197,472
Changes in fair value recognized during the period relating to liabilities still held at December 31, 2014	$(28,663)	$4,341	$(24,322)

	Year ended December 31, 2013
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance December 31, 2012	$—	$23,940	$19,798	$43,738
Purchases	—	—	195,871	195,871
Repurchases of mortgage loans subject to representations and warranties	5,529	—	—	5,529
Repayments	(1,364)	—	—	(1,364)
Interest rate lock commitments issued, net	—	101,179	—	101,179
Mortgage servicing rights resulting from mortgage loan sales	—	—	14,636	14,636
Sales	—	—	(550)	(550)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	(232)	(15,682)	(4,842)	(20,756)
	(232)	(15,682)	(4,842)	(20,756)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(102,676)	—	(102,676)
Balance, December 31, 2013	$3,933	$6,761	$224,913	$235,607
Changes in fair value recognized during the period relating to assets still held at December 31, 2013	$(390)	$6,761	$(4,842)	$1,529

Year ended December 31, 2013
Excess
servicing spread
financing
(in thousands)
Liabilities:
Balance December 31, 2012	$—
Issuance of excess servicing spread financing	139,028
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	—
Accrual of interest on excess servicing spread financing	1,348
Repayments	(4,076)
Changes in fair value included in income	2,423
Balance, December 31, 2013	$138,723
Changes in fair value recognized during the period relating to liabilities still held at December 31, 2013	$2,423

The information used in the preceding roll forwards represents activity for any financial statement items identified as using Level 3 significant inputs at either the beginning or the end of the periods presented. The Company had transfers among the levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain mortgage loans held for sale. Such mortgage loans became saleable into the active secondary market due to curing of the loans’ defects through borrower reperformance, modification of the loan or resolution of deficiencies contained in the borrowers’ credit file.

Financial Statement Items Measured at Fair Value for under the Fair Value Option

Net changes in fair values included in income for financial statement items carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Year ended December 31,
	2015			2014			2013
	Net gains on	Net		Net gains on	Net		Net gains on	Net
	mortgage	mortgage		mortgage	mortgage		mortgage	mortgage
	loans held	loan		loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$372,139	$—	$372,139	$264,312	$—	$264,312	$49,559	$—	$49,559
Mortgage servicing rights at fair value	—	(65,973)	(65,973)	—	(54,205)	(54,205)	—	(4,842)	(4,842)
	$372,139	$(65,973)	$306,166	$264,312	$(54,205)	$210,107	$49,559	$(4,842)	$44,717
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$3,810	$3,810	$—	$28,663	$28,663	$—	$(2,423)	$(2,423)
Mortgage servicing liabilities at fair value	—	25,349	25,349	—	(4,341)	(4,341)	—	—	—
	$—	$29,159	$29,159	$—	$24,322	$24,322	$—	$(2,423)	$(2,423)

Following are the fair value and related principal amounts due upon maturity of assets and liabilities accounted for under the fair value option:

	December 31, 2015
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$1,068,548	$1,016,314	$52,234
90 days or more delinquent:
Not in foreclosure	26,399	26,999	(600)
In foreclosure	6,257	6,598	(341)
	$1,101,204	$1,049,911	$51,293

	December 31, 2014
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$950,697	$894,924	$55,773
90 days or more delinquent:
Not in foreclosure	126,171	128,533	(2,362)
In foreclosure	71,016	72,039	(1,023)
	$1,147,884	$1,095,496	$52,388

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at fair value on a nonrecurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$202,991	$202,991
	$—	$—	$202,991	$202,991

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$139,505	$139,505
	$—	$—	$139,505	$139,505

The following table summarizes the total gains (losses) on assets measured at fair values on a nonrecurring basis:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(37,437)	$(5,178)	$(1,644)
	$(37,437)	$(5,178)	$(1,644)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as its Carried Interest due from Investment Funds,  Assets sold under agreements to repurchase,  Notes payable,  Obligations under capital leases and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

Cash is measured using a “Level 1” input.

The Company has concluded that the carrying value of the Carried Interest due from Investment Funds approximates its fair value as the balance represents the amount distributable to the Company at the balance sheet date assuming liquidation of the Investment Funds.

The Company’s borrowings carried at amortized cost do not have observable inputs and the fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of December 31, 2015 and 2014 due to the lack of observable inputs to estimate the fair value.

The Company also carries the receivables from and payables to the Advised Entities and the note receivable from PMT – secured at cost. The Company has concluded that the fair value of such balances approximates the carrying value due to their short terms and/or variable interest rates.

Valuation Techniques and Assumptions

Most of the Company’s financial assets, a portion of its MSRs and its MSLs and ESS liabilities are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs, ESS and MSLs are “Level 3” fair value financial statement items which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value financial statement items, management has assigned the responsibility for estimating the fair value of these items to specialized staff and subjects the valuation process to significant senior management oversight. The Company’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” financial statement items other than IRLCs and maintaining its valuation policies and procedures.

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes PFSI’s chief executive, financial, operating, risk and asset/liability management officers.

The FAV group is responsible for reporting to the Company’s senior management valuation committee on a monthly basis on the changes in the valuation of the “Level 3” fair value financial statement items, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

With respect to IRLCs, the Company has assigned responsibility for developing fair values to its Capital Markets Risk Management staff. The fair values developed by the Capital Markets Risk Management staff are reviewed by the Company’s Capital Markets Operations group in the exercise of their internal control activities.

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value financial statement items:

Mortgage Loans Held for Sale

Most of the Company’s mortgage loans held for sale at fair value are saleable into active markets and are therefore categorized as “Level 2” fair value financial statement items and their fair values are determined using their quoted market or contracted selling price or market price equivalent.

Certain of the Company’s mortgage loans may become non-saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a mortgage loan with an identified defect. The Company may also purchase certain delinquent government guaranteed or insured mortgage loans from Ginnie Mae guaranteed pools in its mortgage loan servicing portfolio. The Company’s right to purchase such mortgage loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. To the extent such mortgage loans have not become saleable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the loan’s terms, the Company measures such loans along with other mortgage loans with identified defects using “Level 3” fair value inputs.

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

Following is a quantitative summary of key “Level 3” inputs used in the valuation of mortgage loans held for sale at fair value:

	December 31,
Key inputs	2015	2014
Discount rate
Range	2.5% – 9.1%	2.3% – 9.6%
Weighted average	2.8%	2.4%
Twelve-month projected housing price index change
Range	1.8% – 5.0%	4.2% – 5.4%
Weighted average	3.7%	4.5%
Voluntary prepayment/resale speed (1)
Range	0.6% – 20.1%	1.3% – 15.5%
Weighted average	16.6%	15.1%
Total prepayment speed (2)
Range	0.7% – 37.6%	2.1% – 38.1%
Weighted average	30.9%	35.7%

(1)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(2)	Total prepayment speed is measured using Life Total CPR.

Changes in fair value attributable to changes in instrument specific credit risk are measured by the change in the respective mortgage loan’s delinquency status at period end from the later of the beginning of the period or acquisition date. All changes in fair value of mortgage loans held for sale are included in Net gains on mortgage loans held for sale at fair value in the consolidated statements of income.

Derivative Financial Instruments

The Company categorizes IRLCs as a “Level 3” fair value financial statement item. The Company estimates the fair value of an IRLC based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will fund or be purchased (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for the principal and interest payment components that have decreased in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31,
Key inputs	2015	2014
Pull-through rate
Range	54.1% – 100.0%	55.4% – 99.9%
Weighted average	90.1%	85.5%
Mortgage servicing rights value expressed as:
Servicing fee multiple
Range	1.0 – 5.8	2.0 – 5.0
Weighted average	4.4	3.7
Percentage of unpaid principal balance
Range	0.2% – 3.8%	0.4% – 3.1%
Weighted average	1.5%	1.2%

Hedging Derivatives

The remaining derivative financial instruments held or issued by the Company are categorized as “Level 1” or “Level 2” financial statement items. The Company estimates the fair value of commitments to sell and purchase mortgage loans based on observable MBS prices. The Company estimates the fair value of MBS options based on observed interest rate volatilities in the MBS market. Changes in fair value of IRLCs and related hedging derivatives are included in Net gains on mortgage loans held for sale at fair value in the consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSRs include the prepayment rates of the underlying loans, the applicable discount rate or pricing spread, and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSRs are included in Net servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Year ended December 31,
	2015		2014		2013
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	value	cost	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$18,013	$454,840	$24,698	$185,152	$14,636	$190,469
Unpaid principal balance of underlying mortgage loans	$1,463,150	$32,849,718	$1,982,505	$15,362,240	$1,055,797	$15,316,315
Weighted average servicing fee rate (in basis points)	33	34	33	31	33	29
Inputs:
Pricing spread (1)
Range	7.0% - 14.4%	6.8% - 16.2%	7.8% - 16.2%	6.8% - 15.7%	7.4% - 14.4%	5.4% - 15.9%
Weighted average	9.3%	9.2%	11.4%	10.8%	10.2%	8.5%
Annual total prepayment speed (2)
Range	1.9% - 62.4%	2.5% - 50.0%	7.6% - 46.1%	7.6% - 47.8%	7.8% - 25.5%	7.6% - 42.5%
Weighted average	11.8%	8.9%	9.3%	8.3%	9.2%	8.8%
Life (in years)
Range	1.1 – 12.3	1.3 – 12.0	1.5 – 7.5	1.4 – 7.5	2.5 – 7.3	1.5 – 7.5
Weighted average	6.5	7.2	6.9	7.0	6.9	6.7
Per-loan annual cost of servicing
Range	$59 – $101	$59 – $95	$53 – $100	$53 – $100	$68 – $120	$68 – $120
Weighted average	$77	$78	$86	$84	$98	$102

(1)

Pricing spread represents a margin that is applied to a reference interest rates forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs.

(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at year end and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon UPB):

	December 31, 2015		December 31, 2014
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$660,247	$751,688	$325,383	$405,445
Unpaid principal balance of underlying mortgage loans	$54,182,477	$56,420,227	$30,945,000	$33,745,613
Weighted average note interest rate	4.13%	3.83%	4.24%	3.82%
Weighted average servicing fee rate (in basis points)	32	32	31	30
Key inputs:
Pricing spread (1) (2)
Range	7.2% – 14.1%	7.2% – 12.8%	2.9% – 21.3%	6.3% – 15.3%
Weighted average	8.9%	8.9%	9.2%	9.7%
Effect on fair value of:
5% adverse change	($11,115)	($13,467)	($5,550)	($8,710)
10% adverse change	($21,857)	($26,472)	($10,908)	($17,083)
20% adverse change	($42,293)	($51,183)	($21,084)	($32,890)
Average life (in years)
Range	1.9 – 9.0	1.8 – 9.1	0.4 – 8.2	1.6 – 7.3
Weighted average	6.9	7.4	5.8	6.8
Prepayment speed (1) (3)
Range	5.3% – 43.8%	5.7% – 46.7%	7.6% – 60.5%	7.6% – 42.8%
Weighted average	9.7%	9.5%	11.2%	8.5%
Effect on fair value of:
5% adverse change	($12,475)	($14,360)	($7,052)	($7,359)
10% adverse change	($24,499)	($28,197)	($13,835)	($14,494)
20% adverse change	($47,286)	($54,406)	($26,654)	($28,132)
Annual per-loan cost of servicing (1)
Range	$68 – $97	$68 – $95	$59 – $109	$59 – $81
Weighted average	$86	$84	$76	$75
Effect on fair value of:
5% adverse change	($6,812)	($5,725)	($2,910)	($2,992)
10% adverse change	($13,624)	($11,451)	($5,819)	($5,983)
20% adverse change	($27,247)	($22,901)	($11,638)	($11,967)

(1)

For MSRs carried at amortized cost the effect on fair value of an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.

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

The preceding sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes to other variables; are subject to the accuracy of various models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

Excess Servicing Spread Financing at Fair Value

The Company categorizes ESS financing as a “Level 3” fair value financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS financing. The key inputs used in the estimation of ESS fair value include pricing spread and prepayment speed. Significant changes to either of those inputs in isolation could result in a significant change in the fair value of ESS. Changes in these key inputs are not necessarily directly related.

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the loans underlying the ESS, thereby increasing ESS’ fair value, which is owed to PMT. Increases in the fair value of ESS financing decrease income and are included in Amortization, impairment and change in fair value of mortgage servicing rights.

Interest expense for ESS is accrued using the interest method based upon the expected cash flows from the ESS through the expected life of the underlying mortgage loans. Other changes in fair value are recorded in Amortization, impairment and change in fair value of mortgage servicing rights.

Following are the key inputs used in determining the fair value of ESS financing:

	December 31,
	2015	2014

Carrying value (in thousands)	$412,425	$191,166
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$51,966,405	$28,227,340
Average servicing fee rate (in basis points)	32	31
Average excess servicing spread (in basis points)	17	16
Key inputs:
Pricing spread (1)
Range	4.8% – 6.5%	1.7% – 12.0%
Weighted average	5.7%	5.3%
Average life (in years)
Range	1.4 – 9.0	0.4 – 7.3
Weighted average	6.9	5.8
Annualized prepayment speed (2)
Range	5.2% – 52.4%	7.6% – 74.6%
Weighted average	9.6%	11.2%

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)	Prepayment speed is measured using Life Total CPR.

Note 9—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	December 31,
	2015	2014
	(in thousands)
Government-insured or guaranteed	$992,805	$866,148
Conventional conforming	59,868	66,229
Jumbo	—	5,599
Delinquent mortgage loans purchased from Ginnie Mae pools serviced by the Company	42,600	206,331
Mortgage loans repurchased pursuant to representations and warranties	5,931	3,577
	$1,101,204	$1,147,884
Fair value of mortgage loans pledged to secure:
Mortgage loans sold under agreements to repurchase	$833,748	$976,772
Mortgage loan participation and sale agreements	245,741	148,133
	$1,079,489	$1,124,905

Note 10—Derivative Financial Instruments

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	December 31, 2015			December 31, 2014
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Free-standing derivatives:
Interest rate lock commitments	3,487,366	$45,885	$2,112	1,765,597	$33,353	$952
Forward purchase contracts	5,254,293	4,181	9,004	2,634,218	9,060	141
Forward sales contracts	6,230,811	4,965	7,497	3,901,851	320	16,110
MBS put options	1,275,000	404	—	340,000	476	—
Put options on interest rate futures purchase contracts	1,650,000	1,832	203	755,000	862	—
Call options on interest rate futures purchase contracts	600,000	1,555	47	630,000	2,193	—
Put options on interest rate futures sale contracts	—	—	—	50,000	—	8
Total derivatives before netting		58,822	18,863		46,264	17,211
Netting		(8,542)	(9,780)		(7,807)	(10,698)
		$50,280	$9,083		$38,457	$6,513
Collateral received from derivative counterparties, net		$1,238			$2,891

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Year ended December 31, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	year	Additions	expirations	year
	(in thousands)
Forward purchase contracts	2,634,218	103,571,212	(100,951,137)	5,254,293
Forward sale contracts	3,901,851	137,061,118	(134,732,158)	6,230,811
MBS put options	340,000	3,902,500	(2,967,500)	1,275,000
MBS call options	—	160,000	(160,000)	—
Put options on interest rate futures purchase contracts	755,000	8,790,000	(7,895,000)	1,650,000
Call options on interest rate futures purchase contracts	630,000	6,055,000	(6,085,000)	600,000
Put options on interest rate futures sale contracts	50,000	50,000	(100,000)	—
Call options on interest rate futures sale contracts	—	35,100	(35,100)	—

	Year ended December 31, 2014
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	year	Additions	expirations	year
	(in thousands)
Forward purchase contracts	1,418,527	45,827,559	(44,611,868)	2,634,218
Forward sale contracts	2,659,000	63,117,808	(61,874,957)	3,901,851
MBS put options	185,000	1,730,000	(1,575,000)	340,000
MBS call options	105,000	590,000	(695,000)	—
Put options on interest rate futures purchase contracts	—	2,997,500	(2,242,500)	755,000
Call options on interest rate futures purchase contracts	—	2,385,000	(1,755,000)	630,000
Put options on interest rate futures sale contracts	—	425,000	(375,000)	50,000
Call options on interest rate futures sale contracts	—	1,025,000	(1,025,000)	—
Treasury futures purchase contracts	—	148,900	(148,900)	—
Treasury futures sale contracts	—	170,600	(170,600)	—
Eurodollar futures purchase contracts	—	26,000	(26,000)	—
Eurodollar futures sales contracts	—	26,000	(26,000)	—

	Year ended December 31, 2013
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	year	Additions	expirations	year
	(in thousands)
Forward purchase contracts	1,021,981	43,449,699	(43,053,153)	1,418,527
Forward sale contracts	2,621,948	63,655,600	(63,618,548)	2,659,000
MBS put options	500,000	2,520,000	(2,835,000)	185,000
MBS call options	—	2,205,000	(2,100,000)	105,000

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Year ended December 31,
Hedged item	Income statement line	2015	2014	2013
		(in thousands)
Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale	$(48,960)	$(109,771)	$110,267
Mortgage servicing rights	Net loan servicing fees	$(7,717)	$26,840	$(1,300)

Note 11—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$325,383	$224,913	$19,798
Additions:
Purchases	382,824	135,480	195,871
Mortgage servicing rights resulting from mortgage loan sales	18,013	24,698	14,636
	400,837	160,178	210,507
Sales	—	(10,881)	(550)
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	7,352	(9,447)	659
Other changes in fair value (2)	(73,325)	(39,380)	(5,501)
Total change in fair value	(65,973)	(48,827)	(4,842)
Balance at end of year	$660,247	$325,383	$224,913

(1)	Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes in interest rates.

(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Amortized cost:
Balance at beginning of year	$415,245	$263,373	$92,155
Mortgage servicing rights resulting from mortgage loan sales	454,840	185,152	190,469
Amortization	(71,160)	(33,280)	(19,251)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	—	—	—
Balance at end of year	798,925	415,245	263,373

Valuation allowance:
Balance at beginning of year	(9,800)	(4,622)	(2,978)
Additions	(37,437)	(5,178)	(1,644)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	—	—	—
Balance at end of year	(47,237)	(9,800)	(4,622)
Mortgage servicing rights, net	$751,688	$405,445	$258,751
Fair value of mortgage servicing rights at end of year	$766,345	$416,802	$269,422
Fair value of mortgage servicing rights at beginning of year	$416,802	$269,422	$91,028

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This projection was developed using the inputs used by management in its December 31, 2015 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Year ending December 31,	amortization
(in thousands)
2016	$96,931
2017	86,482
2018	76,473
2019	68,128
2020	60,594
Thereafter	410,317
$798,925

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs are recorded in Net mortgage loan servicing fees—Loan servicing fees—Ancillary and other fees on the consolidated statements of income. The fees are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Contractual servicing fees	$290,474	$173,005	$61,523
Ancillary and other fees:
Late charges	5,835	4,320	1,998
Other	2,266	1,257	549
	$298,575	$178,582	$64,070

Mortgage servicing rights pledged as collateral at year end	$803,560	$392,254	$258,241

Mortgage Servicing Liabilities at Fair Value:

The activity in mortgage servicing liability carried at fair value is summarized below:

	Year ended December 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$6,306	$—
Mortgage servicing liabilities resulting from mortgage loan sales	20,442	1,965
Change in fair value	(25,349)	4,341
Balance at end of year	$1,399	$6,306

Note 12—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$67,298	$61,142	$47,723
Carried Interest recognized during the year	2,628	6,156	13,419
Proceeds received during the year	—	—	—
Balance at end of year	$69,926	$67,298	$61,142

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

Note 13—Investment in PennyMac Mortgage Investment Trust at Fair Value

Following is a summary of Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Dividends received from PennyMac Mortgage Investment Trust	$207	$134	$216
Change in fair value of investment in PennyMac Mortgage Investment Trust	(437)	(140)	(175)
	$(230)	$(6)	$41
Fair value of PennyMac Mortgage Investment Trust shares at year end	$1,145	$1,582	$1,722

Note 14—Furniture, Fixtures, Equipment and Building Improvements

Furniture, fixtures, equipment and building improvements is summarized below:

	December 31,
	2015	2014
	(in thousands)
Furniture, fixtures, equipment and building improvements	$26,862	$17,740
Less: Accumulated depreciation and amortization	(10,551)	(6,401)
	$16,311	$11,339
Fixed assets pledged to secure obligations under capital lease	$14,034	$—

Depreciation and amortization expense totaled $4.1 million, $3.1 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $2.1 million, $2.1 million and $1.4 million, respectively, were allocated to PMT as called for in its management agreement.

Note 15—Capitalized Software

Capitalized software is summarized below:

	December 31,
	2015	2014
	(in thousands)
Cost	$4,920		$2,138
Less: Accumulated amortization	(1,895)		(1,571)
	$3,025		$567

Capitalized software pledged to secure obligation under capital lease	$783		$—

Software amortization expenses totaled $324,000,  $320,000 and $374,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 16—Borrowings

As of December 31, 2015, the Company maintained multiple borrowing facilities: six facilities that provide funding for sales of assets under agreements to repurchase; two facilities that provide for sales of mortgage loan participation certificates; one note payable secured by MSRs made relating to certain loans in the Company’s loan servicing portfolio; one revolving credit agreement classified as a note payable; and one facility classified as obligations under capital lease.

The borrowing facilities contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2015.

Assets Sold Under Agreements to Repurchase

The borrowing facilities secured by mortgage loans held for sale at fair value and MSRs are in the form of asset sale and repurchase agreements. Eligible loans and MSRs are sold at advance rates based on the loan type. Interest is charged at a rate based on the buyer’s overnight cost of funds rate for one agreement and on LIBOR for the other three agreements. Loans and MSRs financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Year end:
Unpaid principal balance	$1,167,405	$822,621	$471,592
Unamortized issuance costs	(674)	(369)	(88)
	$1,166,731	$822,252	$471,504
Unused amount (1)	$40,178	$277,379	$528,408
Weighted average interest rate	2.50%	1.80%	1.79%
Fair value of assets securing repurchase agreements
Mortgage loans	$833,748	$976,772	$512,350
Mortgage servicing rights	$782,679	$—	$—
Margin deposits placed with counterparties (2)	$2,500	$1,500	$1,500
During the year:
Average balance of assets sold under agreements to repurchase	$823,490	$529,832	$344,625
Weighted average interest rate (3)	1.78%	1.78%	1.96%
Total interest expense	$21,377	$14,285	$10,863
Maximum daily amount outstanding	$1,976,744	$1,073,073	$623,523

(1)

The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the mortgage loans sold.

(2)	Margin deposits are included in Other Assets on the Company’s consolidated balance sheets.

(3)	Excludes the effect of amortization of commitment fees totaling $7.4 million, $4.7 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2015	Balance
(in thousands)
Within 30 days	$413,919
Over 30 to 90 days	753,486
Over 90 days	—
1,167,405
Unamortized issuance costs	(674)
Total loans sold under agreements to repurchase	$1,166,731
Weighted average maturity (in months)	1.6

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of December 31, 2015:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$375,678	January 29, 2016	January 29, 2016
Credit Suisse First Boston Mortgage Capital LLC	$38,848	January 29, 2016	January 29, 2016
Bank of America, N.A.	$26,812	March 24, 2016	March 29, 2016
Morgan Stanley Bank, N.A.	$3,942	February 23, 2016	July 26, 2016
Citibank, N.A.	$4,239	February 10, 2016	October 20, 2016

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases.

Mortgage Loan Participation and Sale Agreements

Two of the borrowing facilities secured by mortgage loans held for sale are in the form of mortgage loan participation and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to the lender pending the securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation and sale agreements are summarized below:

	Year ended December 31,
	2015	2014
	(in thousands)
Year end:
Unpaid principal balance	$234,898	$143,638
Unamortized issuance costs	(26)	(70)
	$234,872	$143,568
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$245,741	$148,133
During the year:
Average balance	$157,918	$22,756
Weighted average interest rate (1)	1.45%	1.43%
Total interest expense	$2,670	$427

(1)	Excludes the effect of amortization of commitment fees totaling $355,000.

Notes Payable

Notes payable are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Year end:
Unpaid principal balance	$62,677	$146,855	$52,154
Unamortized issuance costs	(1,541)	—	—
	$61,136	$146,855	$52,154
Assets pledged to secure notes payable:
Mortgage servicing rights	$20,881	$392,254	$258,241
Servicing advances	$—	$—	$5,564
Cash	$93,757	$—	$—
Carried interest	$69,926	$—	$—
During the year:
Average balance	$214,235	$102,546	$53,894
Weighted average interest rate	2.60%	2.93%	3.19%
Total interest expense	$9,336	$4,382	$2,931

The Company entered into a revolving credit agreement, dated as of December 30, 2015, pursuant to which the lenders have agreed to make revolving loans in an amount not to exceed $100,000,000. Interest on the loans accrues at an annual rate of interest equal to, at the election of the Company, either an alternate base rate or LIBOR plus the applicable margin.  The maturity date of the loans is 364 days following the date of the revolving credit agreement. The proceeds of the loans are to be used solely for working capital and general corporate purposes of the Company and its subsidiaries.

As of December 31, 2014, the notes payable are secured by MSRs relating to certain loans in the Company’s servicing portfolio, and provide for advance rates ranging from 50% to 85% of the amount of the carrying value of the MSR or servicing advances pledged. Interest is charged at a rate based on the lender’s overnight cost of funds.

Obligations Under Capital Lease

In December of 2015, the Company entered into a sale-leaseback transaction secured by certain fixed assets and capitalized software. The capital lease matures on December 9, 2019 and bears interest at a spread over one month LIBOR. As of December 31, 2015, $14.0 million of fixed assets and $783,000 of capitalized software were pledged to secure the Company’s obligation under the capital lease.

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

Following is a summary of ESS:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$191,166	$138,723	$—
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust:
For cash	271,554	99,728	139,028
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	6,728	7,342	—
Accrual of interest	25,365	13,292	1,348
Repayments	(78,578)	(39,256)	(4,076)
Change in fair value	(3,810)	(28,663)	2,423
Balance at end of year	$412,425	$191,166	$138,723

Note 17—Liability for Losses Under Representations and Warranties

Following is a summary of activity in the Company’s liability for representations and warranties:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$13,259	$8,123	$3,504
Provision for losses on loans sold	7,512	5,291	4,675
Incurred losses	(160)	(155)	(56)
Balance at end of year	$20,611	$13,259	$8,123
Unpaid principal balance of mortgage loans subject to representations and warranties at year end	$60,687,246	$37,014,687	$23,637,202

Note 18—Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PennyMac. Before the IPO, the Company did not have a provision for income taxes as PennyMac is a pass‑through taxable entity. PFSI’s tax returns are subject to examination for 2012 and forward. PennyMac’s federal partnership returns are subject to examination for 2012 and forward, and its state tax returns are generally subject to examination for 2011 and forward. No returns are currently under examination.

The following table details the Company’s income tax expense.

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Current expense:
Federal	$—	$2,234	$—
State	—	559	—
Total current expense	—	2,793	—
Deferred expense:
Federal	24,819	19,126	7,815
State	6,816	4,803	2,146
Total deferred expense	31,635	23,929	9,961
Total provision for income taxes	$31,635	$26,722	$9,961

The provision for deferred income taxes for the years ended December 31, 2015, 2014 and 2013 primarily relates to the Company’s investment in PennyMac partially offset by the Company’s generation and utilization of a net operating loss. The portion attributable to its investment in PennyMac primarily relates to MSRs that PennyMac received pursuant to sales of mortgage loans held for sale at fair value and Carried Interest from the Investment Funds.

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year ended December 31,
	2015	2014	2013
Federal income tax statutory rate	35.0%	35.0%	35.0%
Less: Rate attributable to noncontrolling interest	(25.1)%	(25.0)%	(30.3)%
State income taxes, net of federal benefit	1.6%	1.5%	0.8%
Other	(0.2)%	0.5%	0.0%
Valuation allowance	0.0%	0.0%	0.0%
Effective tax rate	11.3%	12.0%	5.5%

The components of the Company’s provision for deferred income taxes are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Investment in PennyMac	$22,998	$20,981	$12,909
Net operating loss	8,637	2,948	(2,948)
Valuation allowance	—	—	—
Total provision for deferred income taxes	$31,635	$23,929	$9,961

The components of Deferred tax asset are as follows:

	December 31,
	2015	2014
	(in thousands)
Taxes currently receivable	$3,883	$2,014
Deferred income tax asset, net	14,495	44,024
Deferred tax asset	$18,378	$46,038

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2015	2014
	(in thousands)
Deferred income tax assets:
Investment in PennyMac	$5,858	$44,024
Net operating loss carryforward	8,637	—
Deferred income tax asset, net	14,495	44,024

The Company’s deferred income tax asset is recorded in Deferred tax asset in the consolidated balance sheet as of December 31, 2015 and 2014.  Increases in the Company’s ownership of PennyMac as a result of members exchanging PennyMac Class A units for PFSI Class A common stock result in an increase in deferred tax asset. As existing members exchange their units, the Company records a deferred tax asset related to PennyMac’s election pursuant to Section 754 of the Internal Revenue Code. The current year’s decrease in deferred tax asset is attributable to the results of operations partially offset by an increase in the Company’s ownership of PennyMac as a result of members exchanging their units. The portion of the deferred tax asset relating to the Company’s investment in PennyMac is net of deferred tax liabilities primarily related to deferred income from MSRs and Carried Interest from the Investment Funds.

The Company recorded a deferred tax asset of $8.6 million related to a net operating loss of approximately $21.3 million which generally expires in 2035.

At December 31, 2015 and 2014, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the recognition of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such expenses in the Company’s income tax accounts. No such accruals existed at December 31, 2015 and 2014.

Note 19—Noncontrolling Interest

During the year ended December 31, 2015, PennyMac unitholders exchanged 319,518 Class A units for the Company’s Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 71.6% at December 31, 2014 to 71.1% at December 31, 2015.

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

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac is summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except share amounts)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$47,228	$36,842	$14,400
Decrease in the Company's additional paid-in capital for initial recognition of noncontrolling interest (12,778 Class A units)	$—	$—	$(127,160)
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc. (Class A shares issued, 319, 516, and 8,035 during the years ended December 31, 2015, 2014 and 2013, respectively)	$4,982	$7,107	$60,556

Note 20—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash (loss) gain:
Mortgage loans	$(82,709)	$43,665	$(150,589)
Hedging activities	(47,150)	(90,507)	98,707
	(129,859)	(46,842)	(51,882)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	472,853	209,850	205,105
Mortgage servicing liabilities resulting from mortgage loan sales	(20,442)	(1,965)	—
MSR and ESS recapture payable to PennyMac Mortgage Investment Trust	(7,836)	(7,837)	(709)
Provision for losses relating to representations and warranties on loans sold	(7,512)	(5,291)	(4,675)
Change in fair value relating to loans and hedging derivatives held at period end:
Interest rate lock commitments	11,372	25,640	(17,179)
Mortgage loans	3,949	12,733	(4,207)
Hedging derivatives	(1,810)	(19,264)	11,560
	$320,715	$167,024	$138,013

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$3,804	$1,591	$893
Mortgage loans held for sale at fair value	42,008	26,180	14,739
	45,812	27,771	15,632
From PennyMac Mortgage Investment Trust	3,343	—	—
	49,155	27,771	15,632

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	21,377	14,285	10,863
Mortgage loan participation and sale agreements	2,670	427	—
Notes payable	9,336	4,382	2,931
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	6,883	2,460	1,317
Interest on mortgage loan impound deposits	2,888	2,409	469
Other	18	2	2
	43,172	23,965	15,582
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	25,365	13,292	1,091
	68,537	37,257	16,673
	$(19,382)	$(9,486)	$(1,041)

Note 22—Stock‑based Compensation

The Company’s 2013 Equity Incentive Plan provides for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of December 31, 2015, the Company has 2.6 million units available for future awards. The Company estimates the cost of the stock options, time-based restricted stock units and performance-based restricted stock units awarded with reference to the fair value of PFSI’s common stock on the date of the award. Compensation costs are fixed, except for the performance-based restricted stock units, at the grant’s estimated fair value on the grant date as all grantees are employees of PennyMac or directors of the Company. Expense relating to awards is included in Compensation in the consolidated statements of income.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Performance-based RSUs	$9,293	$3,075	$1,273
Stock options	5,713	5,101	1,387
Time-based RSUs	2,294	1,824	672
Exchangeable PNMAC units	221	331	367
	$17,521	$10,331	$3,699

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

The fair value of each stock option award is estimated on the date of grant using a variant of the Black Scholes model based on the assumptions noted in the following table:

	Year ended December 31,
	2015	2014	2013
Expected volatility (1)	41%	42%	45%
Expected dividends	0%	0%	0%
Risk-free rate	0.1% - 2.3%	0.1% - 2.9%	0.3% - 2.3%
Expected grantee forfeiture rate	0.0% -18.7%	4.3% - 20.2%	6.2% - 19.2%

(1)	Based on historical volatilities of comparable companies’ common stock.

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

The table below summarizes stock option award activity and compensation expense:

	Year ended December 31,
	2015	2014	2013
Number of Stock Options
Outstanding at beginning of year	1,167,181	418,785	—
Granted	715,480	769,035	425,796
Exercised	(61)	—	—
Forfeited	(37,229)	(20,639)	(7,011)
Outstanding at end of year	1,845,371	1,167,181	418,785
Number of options exercisable at end of year	533,199	137,816	—
Weighted average exercise price per share:
Outstanding at beginning of year	$18.23	$21.03	$—
Granted	17.52	17.22	21.03
Exercised	17.26	—	—
Forfeited	17.88	18.71	21.03
Outstanding at end of year	$18.17	$18.23	$21.03
Weighted average remaining contractual term (in years):
Outstanding at end of year	8.6	8.9	9.4
Exercisable at end of year	8.0	8.4	—
Aggregate intrinsic value:
Outstanding at end of year	$—	$59,270	$—
Exercisable at end of year	$—	$—	$—
Expected vesting amounts at year end:
Number of options expected to vest at end of year	1,280,437	1,032,309	340,061
Weighted average vesting period (in months)	17	24	21

Time‑Based RSUs

The RSU grant agreements provide for the award of time‑based RSUs, entitling the award recipient to one share of the Company’s Class A common stock for each RSU. One‑third of the time‑based RSUs vest on each of the first, second, and third anniversaries of the date, subject to the recipient’s continued service through each anniversary.

Compensation cost relating to time‑based RSUs is based on the grant date fair value of the Company’s Class A common stock and the number of shares expected to vest. For purposes of estimating the cost of the time‑based RSUs granted, the Company assumes turnover rates of 4.3% ‑ 20.2% per year based on the grantees’ employee classification. Compensation cost relating to time‑based RSUs is amortized to expense using the graded vesting method and is included in Compensation expense on the accompanying consolidated statements of income.

Following is a summary of time‑based RSU activity:

	Year ended December 31,
	2015	2014	2013
Number of units
Outstanding at beginning of year	202,371	100,318	—
Granted	149,863	146,937	101,459
Vested	(75,366)	(32,619)	—
Forfeited	(6,215)	(12,265)	(1,141)
Outstanding at end of year	270,653	202,371	100,318
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$17.92	$18.04	$—
Granted	17.87	16.73	18.03
Vested	18.25	20.46	—
Forfeited	26.07	10.72	17.14
Outstanding at end of year	$17.81	$17.92	$18.04
Compensation expense recorded during the year (in thousands)	$2,294	$1,824	$672
Year end:
Unamortized compensation cost (in thousands)	$2,270	$1,441	$1,099
Number of shares expected to vest	232,287	183,521	58,398
Weighted average remaining vesting period (in months)	20	24	18

Performance‑Based RSUs

The performance‑based RSUs provide for the issuance of shares of the Company’s Class A common stock based equally on the attainment of earnings per share and total shareholder return goals and are generally adjusted for grantee job performance ratings. The performance periods for these grants are measured through December 31, 2015 and 2016. The grantees’ satisfaction of the performance goals will be established by review of a committee of PFSI’s board of directors. Shares vested under these two grants will be issued to the grantees no later than December 31, 2015 and 2016, respectively.

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

The fair value of the performance goal component of the performance‑based RSUs is measured based on the fair value of the Company’s common stock at the grant date, taking into consideration management’s estimate of the most probable outcome of the performance goal, and the number of shares to be forfeited during the vesting period. The cost of the performance‑based RSUs is amortized to Compensation expense using the straight line method over the performance period.

Following is a summary of performance‑based RSU activity:

	Year ended December 31,
	2015	2014	2013
Number of units
Outstanding at beginning of year	1,257,466	490,998	—
Granted	1,143,223	789,312	500,373
Vested	—	—	—
Forfeited	(50,054)	(22,844)	(9,375)
Outstanding at end of year	2,350,635	1,257,466	490,998
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$15.48	$11.30	$—
Granted	17.21	14.35	11.29
Vested	—	—	—
Forfeited	16.46	15.94	10.85
Outstanding at end of year	$16.30	$15.48	$11.30
Compensation expense recorded during the year (in thousands)	$9,293	$3,075	$1,273
Year end:
Unamortized compensation cost (in thousands)	$16,620	$8,019	$4,364
Number of shares expected to vest	2,141,089	866,181	448,639
Weighted average remaining vesting period (in months)	17	24	18

Note 23—Supplemental Cash Flow Information

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash paid for interest	$69,317	$36,320	$16,527
Cash paid for income taxes	$1,909	$4,800	$7
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$472,853	$209,850	$205,105
Mortgage servicing liabilities resulting from mortgage loan sales	$20,442	$1,965	$—
Mortgage servicing rights recapture incurred	$787	$9	$709
Non-cash financing activity:
Transfer of excess servicing spread pursuant to recapture agreement with PennyMac Mortgage Investment Trust	$6,728	$7,342	$—
Issuance of common stock in settlement of director fees	$297	$222	$—
Conversion of note payable to assets sold under agreements to repurchase	$406,852	$—	$—

Note 24—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

Effective December 31, 2015, the Federal Housing Finance Agency issued new operational and financial eligibility requirements for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include tangible net worth of $2.5 million plus 25 basis of the Company’s total 1-4 unit servicing portfolio, excluding mortgage loans subserviced for others. The Federal Housing Finance Agency also introduced a new liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency UPB in excess of 6.0%. The amounts in the following table reflect the Company’s compliance with these requirements.

The Agencies’ capital requirements, the calculations of which are specified by each Agency, are summarized below:

	Agency capital / liquidity
	December 31, 2015		December 31, 2014
Agency–company subject to requirement	Balance (1)	Requirement	Balance (1)	Requirement
	(in thousands)
Capital
Fannie Mae - PLS	$835,157	$283,655	$583,686	$35,507
Freddie Mac - PLS	$835,157	$283,655	$583,819	$3,721
Ginnie Mae - PLS	$633,222	$386,732	$536,009	$111,457
Ginnie Mae - PennyMac	$894,731	$425,405	$763,907	$133,748
HUD - PLS	$633,222	$2,500	$539,844	$2,500
Liquidity
Fannie Mae / Freddie Mac - PLS	$145,431	$38,936	$—	$—
Ginnie Mae - PLS	$145,431	$95,868	$—	$—

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with the respective Agencies’ capital requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. Management believes that PennyMac and PLS had Agency capital in excess of the respective Agencies’ requirements at December 31, 2015.

Note 25—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of December 31, 2015,  the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Fund and Sell Mortgage Loans

December 31, 2015
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$2,107,245
Commitments to fund mortgage loans	1,380,121
$3,487,366
Commitments to sell mortgage loans	$6,230,811

Note 26—Segments and Related Information

The Company operates in three segments: loan production, loan servicing and investment management.

 Two of the segments are in the mortgage banking business: loan production and loan servicing. The loan production segment performs mortgage loan origination, acquisition and sale activities. The loan servicing segment performs servicing of newly originated mortgage loans, execution and management of EBOs and servicing of mortgage loans sourced and managed by the investment management segment, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions, managing correspondent production activities for PMT and managing the acquired assets for the Advised Entities.

Financial highlights by segment are as follows:

	Year ended December 31, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues: (1)
Net gains (losses) on mortgage loans held for sale at fair value	$310,254	$10,461	$320,715	$—	$320,715
Loan origination fees	91,520	—	91,520	—	91,520
Fulfillment fees from PennyMac Mortgage Investment Trust	58,607	—	58,607	—	58,607
Net servicing fees	—	229,543	229,543	—	229,543
Management fees	—	—	—	28,237	28,237
Carried Interest from Investment Funds	—	—	—	2,628	2,628
Net interest income (expense):
Interest income	39,238	9,917	49,155	—	49,155
Interest expense	19,851	48,686	68,537	—	68,537
	19,387	(38,769)	(19,382)	—	(19,382)
Other	1,868	1,087	2,955	(18)	2,937
Total net revenue	481,636	202,322	683,958	30,847	714,805
Expenses	209,767	201,025	410,792	23,125	433,917
Income (loss) before provision for income taxes and non-segment activities	271,869	1,297	273,166	7,722	280,888
Non-segment activities (2)					(1,695)
Income (loss) before provision for income taxes	$271,869	$1,297	$273,166	$7,722	$279,193
Segment assets at year end (3)	$1,122,242	2,270,940	3,393,183	92,893	3,486,075

(1)	All revenues are from external customers.
(2)	Represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement and adjustments related to parent Company interest expense.
(3)	Excludes parent Company assets, which consist primarily of deferred tax asset of $18.4 million.

	Year ended December 31, 2014
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues: (1)
Net gains on mortgage loans held for sale at fair value	$158,758	$8,266	$167,024	$—	$167,024
Loan origination fees	41,576	—	41,576	—	41,576
Fulfillment fees from PennyMac Mortgage Investment Trust	48,719	—	48,719	—	48,719
Net servicing fees	—	216,919	216,919	—	216,919
Management fees	—	—	—	42,508	42,508
Carried Interest from Investment Funds	—	—	—	6,156	6,156
Net interest income (expense):
Interest income	21,873	5,893	27,766	5	27,771
Interest expense	12,143	25,114	37,257	—	37,257
	9,730	(19,221)	(9,491)	5	(9,486)
Other	1,890	1,275	3,165	318	3,483
Total net revenue	260,673	207,239	467,912	48,987	516,899
Expenses	125,054	141,314	266,368	28,876	295,244
Income (loss) before provision for income taxes and non-segment activities	135,619	65,925	201,544	20,111	221,655
Non-segment activities (2)					1,378
Income before provision for income taxes	$135,619	$65,925	$201,544	$20,111	$223,033
Segment assets at year end (3)	$1,040,358	$1,320,092	$2,360,450	$92,881	$2,453,331

(1)	All revenues are from external customers

(2)	Represents repricing Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.

(3)	Excludes parent company assets, which consist primarily of deferred tax asset of $46.0 million.

	Year ended December 31, 2013
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues: (1)
Net gains on mortgage loans held for sale at fair value	$138,013	$—	$138,013	$—	$138,013
Loan origination fees	23,575	—	23,575	—	23,575
Fulfillment fees from PennyMac Mortgage Investment Trust	79,712	—	79,712	—	79,712
Net servicing fees	—	90,010	90,010	—	90,010
Management fees	—	—	—	40,330	40,330
Carried Interest from Investment Funds	—	—	—	13,419	13,419
Net interest income (expense):
Interest income	15,610	—	15,610	22	15,632
Interest expense	11,103	5,570	16,673	—	16,673
	4,507	(5,570)	(1,063)	22	(1,041)
Other	912	244	1,156	1,385	2,541
Total net revenue	246,719	84,684	331,403	55,156	386,559
Expenses	120,699	64,636	185,335	19,098	204,433
Income before provision for income taxes	$126,020	$20,048	$146,068	$36,058	$182,126
Segment assets at year end (2)	$607,989	$795,320	$1,403,309	$117,341	$1,520,650

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of deferred tax asset of $63.1 million

Note 27—Selected Quarterly Results (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2015				2014
	Dec. 31	Sept. 30	June. 30	Mar. 31	Dec. 31	Sept. 30	June. 30	Mar. 31
	(in thousands, except per share data)
During the quarter:
Net gains on mortgage loans held for sale at fair value	$78,736	$82,646	$83,955	$75,378	$44,649	$48,133	$39,704	$34,538
Fulfillment fees from PennyMac Mortgage Investment Trust	12,855	17,553	15,333	12,866	11,887	15,497	12,433	8,902
Net servicing fees	76,959	57,258	68,549	26,776	62,278	53,908	56,969	43,764
Management fees and Carried Interest	6,059	7,939	7,145	9,722	10,285	13,281	12,832	12,266
Other income	12,631	23,809	21,369	15,572	12,626	9,806	8,497	6,022
	187,240	189,205	196,351	140,314	141,725	140,625	130,435	105,492
Expenses	110,007	115,282	121,552	87,076	88,492	77,933	72,388	56,431
Income before provision for income taxes	77,233	73,923	74,799	53,238	53,233	62,692	58,047	49,061
Provision for income taxes	8,327	8,575	8,619	6,114	7,337	7,232	6,630	5,523
Net income	68,906	65,348	66,180	47,124	45,896	55,460	51,417	43,538
Less: Net income attributable to noncontrolling interest	56,135	52,668	53,431	38,096	37,133	44,971	41,799	35,566
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$12,771	$12,680	$12,749	$9,028	$8,763	$10,489	$9,618	$7,972
Earnings per share of Common Stock:
Basic	$0.58	$0.58	$0.59	$0.42	$0.41	$0.49	$0.45	$0.38
Diluted	$0.58	$0.58	$0.59	$0.42	$0.41	$0.49	$0.45	$0.38
Quarter end:
Mortgage loans held for sale at fair value	$1,101,204	$1,696,980	$1,594,262	$1,353,944	$1,147,884	$1,259,991	$1,000,415	$717,476
Mortgage servicing rights	1,411,935	1,307,392	1,135,510	790,411	730,828	677,413	621,681	529,128
Carried Interest from Investment Funds	69,926	70,196	68,713	68,531	67,298	67,035	65,133	63,299
Servicing advances, net	299,354	252,172	244,806	242,397	228,630	195,246	179,169	171,395
Other assets	622,875	488,582	387,314	402,718	332,046	338,942	315,796	279,247
Total assets	$3,505,294	$3,815,322	$3,430,605	$2,858,001	$2,506,686	$2,538,627	$2,182,194	$1,760,545
Assets sold under agreements to repurchase	$1,166,731	$1,286,411	$1,263,248	$992,187	$822,252	$929,747	$825,267	$567,737
Mortgage loan participation and sale agreements	234,872	247,410	195,959	190,762	143,568	—	—	—
Notes payable	61,136	406,990	246,456	134,665	146,855	154,948	115,314	48,819
Excess servicing spread financing at fair value to PennyMac Mortgage Investment Trust	412,425	418,573	359,102	222,309	191,166	187,368	190,244	151,019
Other liabilities	567,780	466,631	446,367	465,242	395,579	500,115	329,676	317,892
Total liabilities	2,442,944	2,826,015	2,511,132	2,005,165	1,699,420	1,772,178	1,460,501	1,085,467
Total equity	1,062,350	989,307	919,473	852,836	807,266	766,449	721,693	675,078
Total liabilities and equity	$3,505,294	$3,815,322	$3,430,605	$2,858,001	$2,506,686	$2,538,627	$2,182,194	$1,760,545

Note 28—Parent Company Information

The Company’s debt financing agreements require PLS, PFSI’s controlled subsidiary, to comply with financial covenants that include a minimum tangible net worth of $90 million. PLS is limited from transferring funds to the Parent by this minimum tangible net worth requirement.

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED BALANCE SHEET

	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash	$841	$7,757
Investments in subsidiaries	344,007	244,814
Deferred tax asset	18,378	46,038
Due from subsidiaries	3,818	—
Total assets	$367,044	$298,609
LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	$74,315	$75,024
Payable to subsidiaries	—	1
Total liabilities	74,315	75,025
Stockholders' equity	292,729	223,584
Total liabilities and stockholders' equity	$367,044	$298,609

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENT OF INCOME

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
Dividends from subsidiaries	$3,825	$11,900	$664
Interest	121	—	—
Revaluation of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(1,695)	1,378	—
Total revenue	2,251	13,278	664
Expenses
Interest	6	—	—
Total expenses	6	—	—
Income before provision for income taxes and equity in undistributed earnings in subsidiaries	2,245	13,278	664
Provision for income taxes	31,635	26,722	9,961
Income before equity in undistributed earnings of subsidiaries	(29,390)	(13,444)	(9,297)
Equity in undistributed earnings of subsidiaries	76,618	50,286	23,697
Net income	$47,228	$36,842	$14,400

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$47,228	$36,842	$14,400
Adjustments to reconcile net income to net cash (used in ) provided by operating activities
Equity in undistributed earnings of subsidiaries	(76,618)	(50,286)	(23,697)
(Decrease) increase in payables to subsidiaries	—	(50)	50
Decrease in deferred tax asset	29,730	21,922	9,954
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(5,132)	—	—
Increase in intercompany receivable	(3,819)	—	—
Revaluation of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	1,695	(1,378)	—
Net cash (used in) provided by operating activities	(6,916)	7,050	707
Cash flows from investing activities
Increase in investments in subsidiaries	—	—	(216,775)
Net cash used by investing activities	—	—	(216,775)
Cash flows from financing activities
Issuance of common shares	—	—	230,000
Payment of common share underwriting and offering costs	—	—	(13,225)
Net cash provided by financing activities	—	—	216,775
Net change in cash	(6,916)	7,050	707
Cash at beginning of year	7,757	707	—
Cash at end of year	$841	$7,757	$707

Note 29—Recently Issued Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with variable interest entities (“VIEs”), particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company is currently assessing the potential effect that the adoption of ASU 2015-02 will have on its consolidated financial statements.

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

The Company adopted ASU 2015-03 during the quarter ended June 30, 2015. As a result of the adoption of ASU 2015-03, the Company, on its September 30, 2015 consolidated balance sheet, reclassified $716,000 in debt issuance costs from Other assets and allocated such costs in the amount of $715,000 to Assets sold under agreements to repurchase;  $1,000 to Mortgage loan participation and sale agreement; and $10,000 to Notes payable. There were no changes to the Company’s consolidated statements of income or consolidated statements of cash flows as a result of the Company’s adoption of ASU 2015-03.

On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option, the presentation and disclosure requirements for financial instruments, and the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.

ASU 2016 requires that:

•

All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) with readily determinable fair values will generally be measured at fair value through earnings.

•

When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The accumulated gains and losses due to these changes will be reclassified from accumulated other comprehensive income to earnings if the financial liability is settled before maturity.

•	For financial instruments measured at amortized cost, public business entities will be required to use the exit price when measuring the fair value of financial instruments for disclosure purposes.
•

Financial assets and financial liabilities shall be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or fair value) and form of financial asset (e.g., loans, securities).

•	Public business entities will no longer be required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost.
•	Entities will have to assess the realizability of a deferred tax asset related to a debt security classified as available-for-sale in combination with the entity’s other deferred tax assets.

The classification and measurement guidance will be effective for the Company in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance.

The Company is currently assessing the potential effect that the adoption of ASU 2016-01 will have on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.

ASU 2016-02 requires that a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—ASU 2016-02 will require both types of leases to be recognized on the balance sheet.

ASU 2016-02 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—

will remain largely unchanged from current GAAP. However, ASU 2016-02 contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.

ASU 2016-02 will take effect for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. ASU 2016-02 requires reporting organizations to take a modified retrospective transition approach.  Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance.

The Company is currently assessing the potential effect that the adoption of ASU 2016-01 will have on its consolidated financial statements.

Note 30—Subsequent Events

On February 26, 2016, the Company amended its loan and security agreement with Barclays Bank PLC, by increasing from $20 million to $100 million the aggregate loan amount available to finance certain of its MSRs relating to mortgage loans pooled into Fannie Mae and Freddie Mac securities.

On February 29, 2016, the Company terminated the 2/1/13 Spread Acquisition Agreement pursuant to which it had previously sold to PennyMac Holdings, LLC, a wholly-owned subsidiary of PMT, ESS relating to Fannie Mae MSRs.

On February 29, 2016, in connection with the Company’s termination of the 2/1/13 Spread Acquisition Agreement, the Company reacquired from PMH all of its right, title and interest in and to all of the Fannie Mae ESS previously sold by the Company to PMH and then subject to such 2/1/13 Spread Acquisition Agreement and the related amended and restated subordination of interest agreement with Fannie Mae. At settlement, the Company reacquired the Fannie Mae ESS at fair value for a purchase price of approximately $52 million.

On February 29, 2016, the Company reacquired from PMH all of its right, title and interest in and to all of the Freddie Mac ESS previously sold by the Company to PMH and then subject to the 12/19/14 Spread Acquisition Agreement, pursuant to which the Company had previously sold to PMH ESS relating to Freddie Mac MSRs, and the related acknowledgement agreement with Freddie Mac. At settlement, the Company reacquired the Freddie Mac ESS from PMH at fair value for a purchase price of approximately $7 million.

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

Dated: March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanford L. Kurland	Chairman of the Board of Directors and Chief	March 10, 2016
Stanford L. Kurland	Executive Officer (Principal Executive Officer)

/s/ Anne D. McCallion	Chief Financial Officer	March 10, 2016
Anne D. McCallion	(Principal Financial Officer)

/s/ Gregory L. Hendry	Chief Accounting Officer	March 10, 2016
Gregory L. Hendry	(Principal Accounting Officer)

/s/ David A. Spector	Director	March 10, 2016
David A. Spector

/s/ Matthew Botein	Director	March 10, 2016
Matthew Botein

/s/ James Hunt	Director	March 10, 2016
James Hunt

/s/ Patrick Kinsella	Director	March 10, 2016
Patrick Kinsella

/s/ Joseph Mazzella	Director	March 10, 2016
Joseph Mazzella

/s/ Farhad Nanji	Director	March 10, 2016
Farhad Nanji

/s/ Mark Wiedman	Director	March 10, 2016
Mark Wiedman

/s/ Emily Youssouf	Director	March 10, 2016
Emily Youssouf