Form 10-Q
period 2016-03-31
PENNYMAC FINANCIAL SERVICES, INC.
filed 2016-05-09
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2016
Class A Common Stock, $0.0001 par value	22,047,491
Class B Common Stock, $0.0001 par value	50

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2016

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

You should not place undue reliance on any forward‑looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2016	2015
	(in thousands, except share amounts)
ASSETS
Cash (includes $95,826 and $93,757 pledged to creditors)	$116,560	$105,472
Short-term investments at fair value	28,264	46,319
Mortgage loans held for sale at fair value (includes $1,632,074 and $1,079,489 pledged to creditors)	1,653,963	1,101,204
Derivative assets	90,054	50,280
Servicing advances, net (includes $40,770 and $33,458 valuation allowance)	284,140	299,354
Carried Interest due from Investment Funds pledged to creditors	70,519	69,926
Investment in PennyMac Mortgage Investment Trust at fair value	1,023	1,145
Mortgage servicing rights (includes $594,403 and $660,247 at fair value; $1,332,775 and $803,560 pledged to creditors)	1,337,082	1,411,935
Real estate acquired in settlement of loans	2,320	—
Furniture, fixtures, equipment and building improvements, net (includes $11,356 and $14,034 pledged to creditors)	23,855	16,311
Capitalized software, net (includes $541 and $783 pledged to creditors)	4,323	3,025
Note receivable from PennyMac Mortgage Investment Trust	150,000	150,000
Receivable from PennyMac Mortgage Investment Trust	17,647	18,965
Receivable from Investment Funds	1,119	1,316
Deferred tax asset	14,637	18,378
Mortgage loans eligible for repurchase	139,009	166,070
Other	46,748	45,594
Total assets	$3,981,263	$3,505,294
LIABILITIES
Assets sold under agreements to repurchase	$1,658,578	$1,166,731
Mortgage loan participation and sale agreements	246,636	234,872
Notes payable	127,693	61,136
Obligations under capital lease	12,070	13,579
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	321,976	412,425
Derivative liabilities	9,915	9,083
Accounts payable and accrued expenses	87,005	89,915
Mortgage servicing liabilities at fair value	6,747	1,399
Payable to Investment Funds	28,843	30,429
Payable to PennyMac Mortgage Investment Trust	153,094	162,379
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	74,275	74,315
Liability for mortgage loans eligible for repurchase	139,009	166,070
Liability for losses under representations and warranties	22,209	20,611
Total liabilities	2,888,050	2,442,944

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 22,047,491 and 21,990,831 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 50 and 51 shares, respectively	—	—
Additional paid-in capital	174,005	172,354
Retained earnings	103,645	98,470
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	277,652	270,826
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	815,561	791,524
Total stockholders' equity	1,093,213	1,062,350
Total liabilities and stockholders’ equity	$3,981,263	$3,505,294

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2016	2015
	(in thousands, except earnings per share)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$93,476	$76,667
Recapture payable to PennyMac Mortgage Investment Trust	(1,952)	(1,289)
	91,524	75,378
Mortgage loan origination fees	22,434	16,682
Fulfillment fees from PennyMac Mortgage Investment Trust	12,935	12,866
Net mortgage loan servicing fees:
Mortgage loan servicing fees
From non-affiliates	91,327	50,101
From PennyMac Mortgage Investment Trust	11,453	10,670
From Investment Funds	701	968
Ancillary and other fees	11,452	11,185
	114,933	72,924
Amortization, impairment and change in fair value of mortgage servicing rights	(116,863)	(53,684)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	19,449	7,536
	(97,414)	(46,148)
Net mortgage loan servicing fees	17,519	26,776
Management fees:
From PennyMac Mortgage Investment Trust	5,352	7,003
From Investment Funds	560	1,486
	5,912	8,489
Carried Interest from Investment Funds	593	1,233
Net interest expense:
Interest income:
From non-affiliates	11,927	8,933
From PennyMac Mortgage Investment Trust	1,602	—
	13,529	8,933
Interest expense:
To non-affiliates	13,972	8,077
To PennyMac Mortgage Investment Trust	7,015	3,752
	20,987	11,829
Net interest expense	(7,458)	(2,896)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(86)	107
Result of real estate acquired in settlement of loans	(435)	—
Other	463	1,679
Total net revenue	143,401	140,314
Expenses
Compensation	68,298	58,144
Servicing	20,887	9,735
Technology	6,847	4,938
Loan origination	4,186	4,351
Professional services	3,733	2,833
Other	9,311	7,075
Total expenses	113,262	87,076
Income before provision for income taxes	30,139	53,238
Provision for income taxes	3,596	6,114
Net income	26,543	47,124
Less: Net income attributable to noncontrolling interest	21,368	38,096
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$5,175	$9,028

Earnings per share
Basic	$0.24	$0.42
Diluted	$0.23	$0.42
Weighted average common shares outstanding
Basic	22,006	21,593
Diluted	76,194	76,050

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Class A Common Stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)
Balance at December 31, 2014	21,578	$2	$162,720	$51,242	$593,302	$807,266
Net income	—	—	—	9,028	38,096	47,124
Stock and unit-based compensation	31	—	1,124	—	2,824	3,948
Distributions	—	—	—	—	(5,522)	(5,522)
Issuance of common stock in settlement of directors' fees	4	—	74	—	—	74
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	44	—	792	—	(792)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(54)	—	—	(54)
Balance at March 31, 2015	21,657	$2	$164,656	$60,270	$627,908	$852,836

Balance at December 31, 2015	21,991	$2	$172,354	$98,470	$791,524	$1,062,350
Net income	—	—	—	5,175	21,368	26,543
Stock and unit-based compensation	47	—	1,107	—	3,270	4,377
Issuance of common stock in settlement of directors' fees	6	—	74	—	—	74
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	3	—	601	—	(601)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(131)	—	—	(131)
Balance at March 31, 2016	22,047	$2	$174,005	$103,645	$815,561	$1,093,213

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2016	2015
	(in thousands)
Cash flow from operating activities
Net income	$26,543	$47,124
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(91,524)	(75,378)
Accrual of servicing rebate payable to Investment Funds	75	104
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	97,414	46,148
Carried Interest from Investment Funds	(593)	(1,233)
Amortization of debt issuance costs and commitment fees relating to financing facilities	2,537	1,708
Capitalization of interest on mortgage loans held for sale at fair value	(5,827)	(1,154)
Accrual of interest on excess servicing spread financing	7,015	3,752
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	122	(15)
Change in fair value of real estate acquired in settlement in loans	435	—
Stock and unit-based compensation expense	4,377	3,948
Provision for servicing advance losses	10,562	1,510
Depreciation and amortization	1,076	394
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(6,854,876)	(4,989,838)
Originations of mortgage loans held for sale	(1,218,163)	(904,213)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(424,813)	(84,488)
Sale and principal payments of mortgage loans held for sale	7,942,200	5,763,272
Sale of loans held for sale to PennyMac Mortgage Investment Trust	4,715	8,405
Repurchase of mortgage loans and real estate acquired in settlement of loans subject to representations and warranties	(6,913)	(1,294)
Decrease (increase) in servicing advances	1,897	(15,277)
Decrease (increase) in receivable from Investment Funds	122	(301)
Decrease in receivable from PennyMac Mortgage Investment Trust	1,843	5,878
Decrease in deferred tax asset	3,570	4,212
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(4,299)
Increase in other assets	(3,692)	(5,315)
(Decrease) increase in accounts payable and accrued expenses	(3,680)	24,307
Decrease in payable to Investment Funds	(1,586)	(3,897)
(Decrease) increase in payable to PennyMac Mortgage Investment Trust	(9,698)	7,446
Net cash used in operating activities	(516,862)	(168,494)
Cash flow from investing activities
Decrease (increase) in short-term investments	18,055	(8,588)
Purchase of mortgage servicing rights	(11)	(63,137)
Net settlement of derivative financial instruments used for hedging	38,579	15,404
Purchase of furniture, fixtures, equipment and building improvements	(8,939)	(660)
Acquisition of capitalized software	(1,378)	(77)
Increase in margin deposits and restricted cash	(4,551)	(1,328)
Net cash provided by (used in) investing activities	41,755	(58,386)
Cash flow from financing activities
Sale of assets under agreements to repurchase	7,614,302	5,431,114
Repurchase of assets sold under agreements to repurchase	(7,122,979)	(5,261,548)
Issuance of mortgage loan participation certificates	4,838,963	3,387,582
Repayment of mortgage loan participation certificates	(4,827,226)	(3,340,458)
Advances on notes payable	68,000	—
Repayment of notes payable	(1,828)	(12,190)
Issuance of excess servicing spread financing	—	46,412
Repayment of excess servicing spread financing	(20,881)	(12,731)
Repurchase of excess servicing spread financing	(59,045)	—
Repayments of obligations under capital lease	(1,509)	(3)
Payment of debt issuance costs	(1,602)	—
Distribution to Private National Mortgage Acceptance Company, LLC members	—	(5,522)
Net cash provided by financing activities	486,195	232,656
Net increase in cash	11,088	5,776
Cash at beginning of period	105,472	76,256
Cash at end of period	$116,560	$82,032

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage loan production (including correspondent production and consumer direct lending) and mortgage loan servicing. PennyMac’s investment management activities and a portion of its mortgage loan servicing activities are conducted on behalf of investment vehicles that invest in residential mortgage loans and related assets. PennyMac’s primary wholly owned subsidiaries are:

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

•

PennyMac Loan Services, LLC (“PLS”)—a Delaware limited liability company that services residential mortgage loans on behalf of non-affiliates and the Advised Entities, purchases and originates new prime credit quality residential mortgage loans, and engages in other mortgage banking activities for its own account and the account of PMT.

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2016. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees charged to these entities (generally comprised of fulfillment fees, mortgage loan servicing fees, management fees and Carried Interest) totaled 30% and 26% of total net revenue for the quarters ended March 31, 2016 and 2015, respectively.

Note 3—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities

Following is a summary of mortgage lending and sourcing activity between the Company and PMT:

	Quarter ended March 31,
	2016	2015
	(in thousands)

Fulfillment fee revenue	$12,935	$12,866
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$3,259,363	$2,890,132

Sourcing fees paid	$1,950	$1,421
Unpaid principal balance of mortgage loans purchased from PennyMac Mortgage Investment Trust	$6,495,722	$4,735,374

Proceeds from sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	$4,715	$8,405
Tax service fee from PennyMac Mortgage Investment Trust	$1,007	$782
Mortgage servicing rights and excess servicing spread recapture recognized	$1,952	$1,289
Mortgage banking and warehouse service fees paid by PMT	$1	$—

Mortgage Loan Servicing Activities

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Mortgage loan servicing fees relating to PennyMac Mortgage Investment Trust:
Mortgage loans acquired for sale at fair value:
Base and supplemental	$56	$26
Activity-based	115	31
	171	57
Mortgage loans at fair value:
Base and supplemental	3,359	4,032
Activity-based	3,449	2,894
	6,808	6,926
Mortgage servicing rights:
Base and supplemental	4,385	3,656
Activity-based	89	31
	4,474	3,687
	$11,453	$10,670

Investment Management Activities

The base management fee and the performance incentive fee are both receivable quarterly in arrears. The performance incentive fee may be paid in cash or a combination of cash and PMT’s common shares (subject to a limit of no more than 50% paid in common shares), at PMT’s option.

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Management fees:
Base	$5,352	$5,730
Performance incentive	—	1,273
	$5,352	$7,003

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

Expense Reimbursement

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company (1)	$2,561	$2,729
Expenses incurred on PMT's behalf	55	379
	$2,616	$3,108
Payments and settlements during the period (2)	$27,661	$22,752

(1)

On December 15, 2015, the Company and PMT amended their management agreement to provide that the total costs and expenses incurred by the Company in any quarter and reimbursable by PMT is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of such quarter, divided by four (4).

(2)

Payments and settlements include payments for operating, investment and financing activities itemized in this Note and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from and payable to PMT are summarized below:

	March 31,	December 31,
	2016	2015
	(in thousands)
Receivable from PMT:
Management fees	$5,352	$5,670
Servicing fees	4,601	3,682
Correspondent production fees	2,898	2,729
Fulfillment fees	1,631	1,082
Allocated expenses	1,254	1,043
Conditional reimbursement	900	900
Expenses incurred on PMT's behalf	576	3,447
Interest on note receivable	435	412
	$17,647	$18,965
Payable to PMT:
Deposits made by PMT to fund servicing advances	$146,563	153,573
MSR recapture payable	691	781
Other	5,840	8,025
	$153,094	$162,379

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. The Company received reimbursement payments from PMT totaling $157,000 for the quarter ended March 31, 2015. The Company received no reimbursement from PMT during the quarter ended March 31, 2016.

In the event a termination fee is payable to the Company under the management agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

Investing Activities

Following is a summary of investing activities between the Company and PMT:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Note receivable from PennyMac Mortgage Investment Trust:
Interest income	$1,602	$—

Common shares of beneficial interest of PennyMac Mortgage Investment Trust :
Activity during the period:
Dividends received from PennyMac Mortgage Investment Trust	$35	$92
Change in fair value of investment in PennyMac Mortgage Investment Trust	(121)	15
	$(86)	$107

	March 31,	December 31,
	2016	2015
	(in thousands)

Note receivable from PennyMac Mortgage Investment Trust:	$150,000	$150,000
Common shares of beneficial interest of PennyMac Mortgage Investment Trust :
Fair value	$1,023	$1,145
Number of shares	75	75

Financing Activities

Following is a summary of financing activities between the Company and PMT:

	Quarter ended March 31,
	2016	2015
	(in thousands)

Excess servicing spread financing:
Issuance:
Cash	$—	$46,412
Pursuant to recapture agreement	$1,911	$1,246
Repayment	$(20,881)	$(12,731)
Repurchase	$(59,045)	$—
Change in fair value	$(19,449)	$(7,536)
Interest expense	$7,015	$3,752
Excess servicing spread recapture	$1,822	$1,289

Investment Funds

Amounts due from and payable to the Investment Funds are summarized below:

	March 31,	December 31,
	2016	2015
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$42,187	$41,893
PNMAC Mortgage Opportunity Fund Investors, LLC	28,332	28,033
	$70,519	$69,926
Receivable from Investment Funds:
Management fees	$560	$655
Mortgage loan servicing fees	256	392
Mortgage loan servicing rebate	225	224
Expense reimbursements	78	45
	$1,119	$1,316
Payable to Investment Funds—Servicing advances	$28,843	$30,429

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by PFSI to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that PFSI is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $74.3 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2016 and December 31, 2015. The Company made payments under the tax receivable agreement totaling $4.3 million during the quarter ended March 31, 2015. There were no payments made during the period ended March 31, 2016.

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

The Company applies the treasury stock method to determine the dilutive weighted average shares of common stock represented by the non-vested unit and stock-based compensation awards. The diluted earnings per share calculation assumes the exchange of these PennyMac Class A units for shares of common stock. Accordingly, earnings attributable to the Company’s common stockholders is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the income taxes that would be applicable to the shares of common stock assumed to be exchanged.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$5,175	$9,028
Weighted average shares of common stock outstanding	22,006	21,593
Basic earnings per share of common stock	$0.24	$0.42

Diluted earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$5,175	$9,028
Effect of net income attributable to PennyMac Class A units exchangeable to common stock, net of income taxes	12,671	22,762
Diluted net income attributable to common stockholders	$17,846	$31,790
Weighted average shares of common stock outstanding	22,006	21,593
Dilutive shares:
PennyMac Class A units exchangeable to common stock	54,043	53,562
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	—	779
Common shares issuable under stock-based compensation plan	145	116
Diluted weighted average shares of common stock outstanding	76,194	76,050
Diluted earnings per share of common stock	$0.23	$0.42

The following table summarizes the anti-dilutive weighted-average number of outstanding stock options and performance-based restricted stock units (“RSUs”):

	Quarter ended March 31,
	2016	2015
	(in thousands)
Stock options (1)	2,106	1,397
Performance-based RSUs (2)	2,567	1,870
Total potentially dilutive common stock equivalents	4,673	3,267

(1)

During the quarters ended March 31, 2016 and 2015, certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices of $15.80 and $18.39 per share respectively, were anti-dilutive.

(2)

During the quarters ended March 31, 2016 and 2015, certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds had not been achieved.

Note 5—Loan Sales and Servicing Activities

The Company originates or purchases and sells mortgage loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the mortgage loans sold in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the mortgage loans sold.

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Cash flows:
Sales proceeds	$7,942,200	$5,765,845
Servicing fees received (1)	$58,480	$58,969
Net servicing advances	$(8,281)	$1,902

	March 31, 2016	Demeber 31, 2015
	(in thousands)
Unpaid principal balance of mortgage loans outstanding at end of period	$63,806,614	$60,687,246
Delinquencies:
30-89 days	$1,341,118	$1,539,568
90 days or more:
Not in foreclosure	$493,655	$340,313
In foreclosure or bankruptcy	$218,576	$227,025
Foreclosed	$2,734	$755

(1)	Net of guarantee fees paid to the Agencies.

The unpaid principal balance (“UPB”) of the Company’s mortgage loan servicing portfolio is summarized as follows:

	March 31, 2016
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$113,763,634	$—	$113,763,634
Affiliated entities	—	49,581,955	49,581,955
Mortgage loans held for sale	1,561,006	—	1,561,006
	$115,324,640	$49,581,955	$164,906,595
Amount subserviced for the Company (1)	$18,987	$—	$18,987
Delinquent mortgage loans:
30 days	$2,160,011	$274,941	$2,434,952
60 days	676,586	91,663	768,249
90 days or more :
Not in foreclosure	1,331,215	627,798	1,959,013
In foreclosure or bankruptcy	771,635	937,947	1,709,582
Foreclosed	74,248	476,034	550,282
	$5,013,695	$2,408,383	$7,422,078
Custodial funds managed by the Company (2)	$2,788,032	$672,739	$3,460,771

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Mortgage loans are subserviced for the Company on a transitional basis when the Company has obtained the rights to service the mortgage loans but servicing of the loans has not yet transferred to the Company’s servicing system.

(2)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which is included in Interest income in the Company’s consolidated statements of income.

	December 31, 2015
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$111,409,601	$—	$111,409,601
Affiliated entities	—	47,810,632	47,810,632
Mortgage loans held for sale	1,052,485	—	1,052,485
	$112,462,086	$47,810,632	$160,272,718
Amount subserviced for the Company (1)	$14,454	$—	$14,454
Delinquent mortgage loans:
30 days	$2,666,435	$349,859	$3,016,294
60 days	834,617	136,924	971,541
90 days or more
Not in foreclosure	1,270,236	788,410	2,058,646
In foreclosure or bankruptcy	656,617	1,180,014	1,836,631
Foreclosed	23,372	542,031	565,403
	$5,451,277	$2,997,238	$8,448,515
Custodial funds managed by the Company (2)	$2,242,146	$502,751	$2,744,897

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Mortgage loans are subserviced for the Company on a transitional basis when the Company has obtained the rights to service the loans but servicing of the loans has not yet been transferred to the Company’s servicing system.

(2)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns interest on custodial funds it manages on behalf of the mortgage loans’ investors, included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of mortgage loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2016	2015
	(in thousands)
California	$39,514,062	$39,007,363
Texas	12,761,033	12,191,722
Virginia	10,358,703	9,816,114
Florida	10,195,413	9,709,940
Maryland	6,522,300	6,151,945
All other states	85,555,084	83,395,634
	$164,906,595	$160,272,718

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

Following are summaries of derivative assets and related netting amounts.

Offsetting of Derivative Assets

	March 31, 2016			December 31, 2015
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivative assets not subject to a master netting arrangement - IRLCs	$73,639	$—	$73,639	$45,885	$—	$45,885
Derivative assets subject to a master netting arrangement:
Forward purchase contracts	56,180	—	56,180	4,181	—	4,181
Forward sale contracts	41	—	41	4,965	—	4,965
Mortgage-backed security ("MBS") put options	384	—	384	404	—	404
Put options on interest rate futures purchase contracts	738	—	738	1,832	—	1,832
Call options on interest rate futures purchase contracts	9,146	—	9,146	1,555	—	1,555
Netting	—	(50,074)	(50,074)	—	(8,542)	(8,542)
	66,489	(50,074)	16,415	12,937	(8,542)	4,395
	$140,128	$(50,074)	$90,054	$58,822	$(8,542)	$50,280

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2016				December 31, 2015
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$73,639	$—	$—	$73,639	$45,885	$—	$—	$45,885
RJ O'Brien	7,086	—	—	7,086	2,246	—	—	2,246
Fannie Mae	3,568	—	—	3,568	453	—	—	453
Jefferies & Co.	1,562	—	—	1,562	888	—	—	888
JP Morgan	1,259	—	—	1,259	53	—	—	53
BNP Paribas	1,100	—	—	1,100	—	—	—	—
Citibank, N.A.	823	—	—	823	—	—	—	—
Morgan Stanley Bank, N.A.	468	—	—	468	—	—	—	—
Wells Fargo Bank, N.A.	257	—	—	257	—	—	—	—
Nomura	236	—	—	236	—	—	—	—
Goldman Sachs	—	—	—	—	471	—	—	471
Others	56	—	—	56	284	—	—	284
	$90,054	$—	$—	$90,054	$50,280	$—	$—	$50,280

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The mortgage loans sold under agreements to repurchase do not qualify for netting.

	March 31, 2016			December 31, 2015
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivative liabilities not subject to a master netting arrangement - IRLCs	$1,754	$—	$1,754	$2,112	$—	$2,112
Derivative liabilities subject to a master netting arrangement:
Forward purchase contracts	9	—	9	9,004	—	9,004
Forward sale contracts	58,865	—	58,865	7,497	—	7,497
Put options on interest rate futures purchase contracts	1,287	—	1,287	203	—	203
Call options on interest rate futures purchase contracts	16	—	16	47	—	47
Netting	—	(52,016)	(52,016)	—	(9,780)	(9,780)
	60,177	(52,016)	8,161	16,751	(9,780)	6,971
Total derivatives	61,931	(52,016)	9,915	18,863	(9,780)	9,083
Mortgage loans sold under agreements to repurchase:
Amount outstanding	1,658,729	—	1,658,729	1,167,405	—	1,167,405
Unamortized debt issuance costs	(151)	—	(151)	(674)	—	(674)
	1,658,578	—	1,658,578	1,166,731	—	1,166,731
	$1,720,509	$(52,016)	$1,668,493	$1,185,594	$(9,780)	$1,175,814

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

	March 31, 2016				December 31, 2015
		Gross amount				Gross amount
		not offset in the				not offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount			Net amount	Net amount			Net amount
	of liabilities			of liabilities	of liabilities			of liabilities
	in the		Cash	in the	in the		Cash	in the
	consolidated	Financial	collateral	consolidated	consolidated	Financial	collateral	consolidated
	balance sheet	instruments	pledged	balance sheet	balance sheet	instruments	pledged	balance sheet
	(in thousands)
Interest rate lock commitments	$1,754	$—	$—	$1,754	$2,112	$—	$—	$2,112
Bank of America, N.A.	495,513	(491,620)	—	3,893	271,130	(269,510)	—	1,620
Credit Suisse First Boston Mortgage Capital LLC	876,227	(875,639)	—	588	795,179	(794,470)	—	709
Morgan Stanley Bank, N.A.	162,164	(162,164)	—	—	49,763	(49,521)	—	242
Citibank, N.A.	129,306	(129,306)	—	—	55,948	(53,904)	—	2,044
Royal Bank of Canada	824	—	—	824	—	—	—	—
Barclays	584	—	—	584	—	—	—	—
Daiwa Capital Markets	549	—	—	549	—	—	—	—
Bank of Oklahoma	453	—	—	453	135	—	—	135
Goldman Sachs	448	—	—	448	—	—	—	—
Deutsche Bank	384	—	—	384	—	—	—	—
Bank of New York Mellon	138	—	—	138	154	—	—	154
JP Morgan	—	—	—	—	672	—	—	672
BNP Paribas	—	—	—	—	738	—	—	738
Others	300	—	—	300	657	—	—	657
	$1,668,644	$(1,658,729)	$—	$9,915	$1,176,488	$(1,167,405)	$—	$9,083

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

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value financial statement items, the Company is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these financial statement items and their fair values. Likewise, due to the general illiquidity of some of these financial statement items, subsequent transactions may be at values significantly different from those reported.

Fair Value Accounting Elections

Management identified all of its non-cash financial assets, its originated MSRs relating to loans with initial interest rates of more than 4.5% and purchased MSRs subject to excess servicing spread financing (“ESS”) to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also elected to account for its ESS financing at fair value as a means of hedging the related MSRs’ fair value risk.

The Company’s subsequent accounting for MSRs and mortgage servicing liabilities (“MSLs”) are based on the class of MSRs or MSLs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs relating to mortgage loans with initial interest rates of more than 4.5% and purchased MSRs financed in part by ESS and MSLs are accounted for at fair value with changes in fair value recorded in current period income.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$28,264	$—	$—	$28,264
Mortgage loans held for sale at fair value	—	1,620,933	33,030	1,653,963
Derivative assets:
Interest rate lock commitments	—	—	73,639	73,639
Forward purchase contracts	—	56,180	—	56,180
Forward sales contracts	—	41	—	41
MBS put options	—	384	—	384
Put options on interest rate futures purchase contracts	738	—	—	738
Call options on interest rate futures purchase contracts	9,146	—	—	9,146
Total derivative assets before netting	9,884	56,605	73,639	140,128
Netting (1)	—	—	—	(50,074)
Total derivative assets	9,884	56,605	73,639	90,054
Investment in PennyMac Mortgage Investment Trust	1,023	—	—	1,023
Mortgage servicing rights at fair value	—	—	594,403	594,403
	$39,171	$1,677,538	$701,072	$2,367,707
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$321,976	$321,976
Derivative liabilities:
Interest rate lock commitments	—	—	1,754	1,754
Forward purchase contracts	—	9	—	9
Forward sales contracts	—	58,865	—	58,865
Put options on interest rate futures purchase contracts	1,287	—	—	1,287
Call options on interest rate futures purchase contracts	16	—	—	16
Total derivative liabilities before netting	1,303	58,874	1,754	61,931
Netting (1)	—	—	—	(52,016)
Total derivative liabilities	1,303	58,874	1,754	9,915
Mortgage servicing liabilities	—	—	6,747	6,747
	$1,303	$58,874	$330,477	$338,638

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

As shown above, all or a portion of the Company’s mortgage loans held for sale, IRLCs, MSRs, MSLs and ESS  are measured using Level 3 fair value inputs. Following are roll forwards of these items for the quarters ended March 31, 2016 and 2015:

	Quarter ended March 31, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2015	$48,531	$43,773	$660,247	$752,551
Purchases	345,886	—	11	345,897
Sales	(283,732)	—	—	(283,732)
Interest rate lock commitments issued, net	—	78,463	—	78,463
Mortgage servicing rights resulting from mortgage loan sales	—	—	4,468	4,468
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	1,769	—	(48,876)	(47,107)
Other factors	—	71,670	(21,447)	50,223
	1,769	71,670	(70,323)	3,116
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(79,424)	—	—	(79,424)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(122,021)	—	(122,021)
Balance, March 31, 2016	$33,030	$71,885	$594,403	$699,318
Changes in fair value recognized during the period relating to assets still held at March 31, 2016	$501	$71,885	$(21,447)	$50,939

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification or borrower reperformance or resolution of deficiencies.

	Quarter ended March 31, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2015	$412,425	$1,399	$413,824
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,911	—	1,911
Accrual of interest on excess servicing spread	7,015	—	7,015
Repayment	(20,881)	—	(20,881)
Repurchase	(59,045)	—	(59,045)
Mortgage servicing liabilities resulting from mortgage loan sales	—	5,409	5,409
Changes in fair value included in income	(19,449)	(61)	(19,510)
Balance, March 31, 2016	$321,976	$6,747	$328,723
Changes in fair value recognized during the period relating to liabilities still held at March 31, 2016	$(12,239)	$(61)	$(12,300)

	Quarter ended March 31, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2014	$209,908	$32,401	$325,383	$567,692
Purchases	65,613	—	63,137	128,750
Sales	(125,268)	—	—	(125,268)
Repayments	(8,392)	—	—	(8,392)
Interest rate lock commitments issued, net	—	82,780	—	82,780
Mortgage servicing rights resulting from mortgage loan sales	—	—	2,675	2,675
Changes in fair value included in income arising from:	—
Changes in instrument-specific credit risk	(33)	—	—	(33)
Other factors	778	(47)	(29,782)	(29,051)
	745	(47)	(29,782)	(29,084)
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(58,922)	—	—	(58,922)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(60,742)	—	(60,742)
Balance, March 31, 2015	$83,684	$54,392	$361,413	$499,489
Changes in fair value recognized during the period relating to assets still held at March 31, 2015	$640	$(47)	$(29,782)	$(29,189)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification or borrower reperformance or resolution of deficiencies.

	Quarter ended March 31, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2014	$191,166	$6,306	$197,472
Issuance of excess servicing spread financing	46,412	—	46,412
Excess servicing spread financing issued pursuant to a recapture agreement with PennyMac Mortgage Investment	1,246	—	1,246
Mortgage servicing liabilities resulting from mortgage loan sales	—	2,928	2,928
Accrual of interest on excess servicing spread	3,752	—	3,752
Repayments	(12,731)	—	(12,731)
Changes in fair value included in income	(7,536)	(2,705)	(10,241)
Balance, March 31, 2015	$222,309	$6,529	$228,838
Changes in fair value recognized during the period relating to liabilities still held at March 31, 2015	$(7,536)	$(2,705)	$(10,241)

The information used in the preceding roll forwards represents activity for any financial statement items identified as using “Level 3” significant fair value inputs at either the beginning or the end of the periods presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain mortgage loans held for sale. Such mortgage loans become saleable into the active secondary market due to curing of the loans’ defects through borrower reperformance, modification of the loan or resolution of deficiencies contained in the borrowers’ credit file.

Financial Statement Items Measured at Fair Value for under the Fair Value Option

Net changes in fair values included in income for financial statement items carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended March 31,
	2016			2015
	Net gains on			Net gains on
	mortgage	Net mortgage		mortgage	Net mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$136,082	$—	$136,082	$84,531	$—	$84,531
Mortgage servicing rights at fair value	—	(70,323)	(70,323)	—	(29,782)	(29,782)
	$136,082	$(70,323)	$65,759	$84,531	$(29,782)	$54,749
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$19,449	$19,449	$—	$7,536	$7,536
Mortgage servicing liabilities at fair value	—	61	61	—	2,705	2,705
	$—	$19,510	$19,510	$—	$10,241	$10,241

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	March 31, 2016
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$1,634,315	$1,540,687	$93,628
90 days or more delinquent:
Not in foreclosure	13,354	13,623	(269)
In foreclosure	6,294	6,696	(402)
	$1,653,963	$1,561,006	$92,957

	December 31, 2015
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$1,068,548	$1,016,314	$52,234
90 days or more delinquent:
Not in foreclosure	26,399	26,999	(600)
In foreclosure	6,257	6,598	(341)
	$1,101,204	$1,049,911	$51,293

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were measured at fair value on a nonrecurring basis during the periods presented:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$738,196	$738,196
Real estate acquired in settlement of loans	—	—	2,320	2,320
	$—	$—	$740,516	$740,516

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$202,991	$202,991
	$—	$—	$202,991	$202,991

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(77,073)	$(31,692)
Real estate acquired in settlement of loans	(435)	—
	$(77,508)	$(31,692)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as its Carried Interest due from Investment Funds,  Assets sold under agreements to repurchase,  Mortgage loan participation and sale agreements,  Notes payable,  Obligations under capital lease, Note receivable from PMT and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

Cash is measured using a “Level 1” fair value input.

The Company has concluded that the carrying value of the Carried Interest due from Investment Funds approximates its fair value as the balance represents the amount distributable to the Company at the balance sheet date assuming liquidation of the Investment Funds.

The Company’s borrowings carried at amortized cost do not have observable inputs and the fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” fair value financial statement items as of March 31, 2016 and December 31, 2015 due to the lack of observable inputs to estimate their fair values.

The Company has concluded that the fair value of the receivables from and payables to the Advised Entities and the Note receivable from PMT approximates the carrying value due to their short terms and/or variable interest rates.

Valuation Techniques and Inputs

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

Due to the difficulty in estimating the fair values of “Level 3” fair value financial statement items, management has assigned the responsibility for estimating the fair value of these items to specialized staff and subjects the valuation process to significant senior management oversight. The Company’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value financial statement items other than IRLCs and maintaining its valuation policies and procedures.

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value financial statement items, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes PFSI’s chief executive, financial, operating, risk and asset/liability management officers.

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

With respect to IRLCs, the Company has assigned responsibility for developing fair values to its Capital Markets Risk Management staff. The fair values developed by the Capital Markets Risk Management staff are reviewed by the Company’s Capital Markets Operations group.

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

Certain of the Company’s mortgage loans may become non-saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a mortgage loan with an identified defect. The Company may also purchase certain delinquent government guaranteed or insured mortgage loans from Ginnie Mae guaranteed pools in its mortgage loan servicing portfolio. The Company’s right to purchase such mortgage loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. To the extent such mortgage loans have not become saleable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms, the Company measures such mortgage loans along with mortgage loans with identified defects using “Level 3” fair value inputs.

The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” fair value mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment speeds and total prepayment speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	March 31, 2016	December 31, 2015
Discount rate
Range	2.5% – 8.3%	2.5% – 9.1%
Weighted average	3.1%	2.8%
Twelve-month projected housing price index change
Range	2.1% – 5.1%	1.8% – 5.0%
Weighted average	3.8%	3.7%
Voluntary prepayment / resale speed (1)
Range	0.6% – 18.6%	0.6% – 20.1%
Weighted average	14.8%	16.6%
Total prepayment speed (2)
Range	0.8% – 37.3%	0.7% – 37.6%
Weighted average	29.1%	30.9%

(1)Voluntary prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(2)Total prepayment speed is measured using Life Total CPR.

Changes in fair value attributable to changes in instrument specific credit risk are measured by reference to the change in the respective mortgage loan’s delinquency status at period end from the later of the beginning of the period or acquisition date. Changes in fair value of mortgage loans held for sale are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the IRLC, the principal and interest payment components of which have decreased in fair value.  Changes in fair value of IRLCs are included in Net gains on mortgage loans held for sale at fair value in the Consolidated statements of income.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of IRLCs:

Key inputs	March 31, 2016	December 31, 2015
Pull-through rate
Range	47.4% – 100.0%	54.1% – 100.0%
Weighted average	86.8%	90.1%
Mortgage servicing rights value expressed as:
Servicing fee multiple
Range	1.1 – 5.8	1.0 – 5.8
Weighted average	4.3	4.4
Percentage of unpaid principal balance
Range	0.2% – 2.9%	0.2% – 3.8%
Weighted average	1.3%	1.5%

Hedging Derivatives

The remaining derivative financial instruments held or issued by the Company are categorized as “Level 1” or “Level 2” fair value financial statement items. The Company estimates the fair value of commitments to sell and purchase mortgage loans based on observable MBS prices. The Company estimates the fair value of MBS options based on observed interest rate volatilities in the MBS market. Changes in fair value of hedging derivatives are included in Net gains on mortgage loans held for sale at fair value in the consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSRs include the prepayment rates of the underlying mortgage loans, the applicable discount rate or pricing spread, and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSRs are included in Net servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights in the consolidated statements of income.

Following are the key “Level 3” fair value inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended March 31,
	2016		2015
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$4,468	$96,314	$2,675	$67,281
Unpaid principal balance of underlying mortgage loans	$367,807	$6,984,172	$241,518	$5,137,085
Weighted average servicing fee rate (in basis points)	33	33	31	33
Key inputs:
Pricing spread (1)
Range	7.2% – 9.8%	7.2% – 12.8%	7.3% - 14.4%	6.8% - 15.9%
Weighted average	8.7%	8.9%	10.7%	9.8%
Annual total prepayment speed (2)
Range	4.1% – 52.3%	3.8% – 48.0%	7.6% - 62.4%	7.6% - 39.4%
Weighted average	13.2%	11.1%	11.9%	8.9%
Life (in years)
Range	1.3 – 11.7	1.5 – 11.9	1.1 – 7.3	1.8 – 7.3
Weighted average	6.4	7.2	6.1	6.9
Per-loan annual cost of servicing
Range	$68 – $95	$68 – $95	$59 – $82	$58 – $82
Weighted average	$82	$82	$74	$75

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

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs at period end and the effect on fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	March 31, 2016		December 31, 2015
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$594,403	$742,679	$660,247	$751,688
Unpaid principal balance of underlying mortgage loans	$51,921,008	$60,915,870	$54,182,477	$56,420,227
Weighted average note interest rate	4.1%	3.8%	4.1%	3.8%
Weighted average servicing fee rate (in basis points)	32	32	32	32
Key inputs:
Pricing spread (1)
Range	7.2% – 13.8%	7.2% – 12.5%	7.2% – 14.1%	7.2% – 12.8%
Weighted average	8.7%	8.7%	8.9%	8.9%
Effect on fair value of (2):
5% adverse change	($9,718)	($12,423)	($11,115)	($13,467)
10% adverse change	($19,116)	($24,432)	($21,857)	($26,472)
20% adverse change	($37,010)	($47,287)	($42,293)	($51,183)
Average life (in years)
Range	1.7 – 9.3	0.4 – 9.2	1.9 – 9.0	1.8 – 9.1
Weighted average	6.4	6.5	6.9	7.4
Prepayment speed (3)
Range	6.3% – 46.9%	6.9% – 91.8%	5.3% – 43.8%	5.7% – 46.7%
Weighted average	11.9%	12.3%	9.7%	9.5%
Effect on fair value of (2):
5% adverse change	($12,601)	($17,044)	($12,475)	($14,360)
10% adverse change	($24,706)	($33,381)	($24,499)	($28,197)
20% adverse change	($47,537)	($64,093)	($47,286)	($54,406)
Annual per-loan cost of servicing
Range	$68 – $91	$68 – $91	$68 – $97	$68 – $95
Weighted average	$84	$82	$86	$84
Effect on fair value of (2):
5% adverse change	($6,288)	($5,647)	($6,812)	($5,725)
10% adverse change	($12,575)	($11,294)	($13,624)	($11,451)
20% adverse change	($25,150)	($22,588)	($27,247)	($22,901)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)

For MSRs carried at fair value, an adverse change in one of the above-mentioned key inputs is expected to result in a reduction in fair value which will be recognized in income. For MSRs carried at lower of amortized cost or fair value, an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of the recognized MSR impairment will depend on the relationship of fair value to the carrying value of such MSRs.

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

Excess Servicing Spread Financing at Fair Value

The Company categorizes ESS as a “Level 3” fair value financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of ESS fair value include pricing spread and prepayment speed. Significant changes to either of those inputs in isolation could result in a significant change in the fair value of ESS. Changes in these key inputs are not necessarily directly related.

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the mortgage loans underlying the ESS, thereby increasing ESS’ fair value, which is owed to PMT. Increases in the fair value of ESS decrease income and are included in Net mortgage loan servicing fees.

Interest expense for ESS is accrued using the interest method based upon the expected cash flows from the ESS through the expected life of the underlying mortgage loans. Other changes in fair value are recorded in Amortization, impairment and change in fair value of mortgage servicing rights.

Following are the key inputs used in estimating the fair value of ESS:

	March 31,	December 31,
	2016	2015

Carrying value (in thousands)	$321,976	$412,425
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$38,076,993	$51,966,405
Average servicing fee rate (in basis points)	34	32
Average excess servicing spread (in basis points)	19	17
Key inputs:
Pricing spread (1)
Range	4.8% – 6.5%	4.8% – 6.5%
Weighted average	5.8%	5.7%
Average life (in years)
Range	1.8 – 9.3	1.4 – 9.0
Weighted average	6.8	6.9
Annualized prepayment speed (2)
Range	6.2% – 44.5%	5.2% – 52.4%
Weighted average	11.0%	9.6%

(1)The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)Prepayment speed is measured using Life Total CPR.

Note 8—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Government-insured or guaranteed	$1,560,690	$992,805
Conventional conforming	60,243	59,868
Delinquent mortgage loans purchased from Ginnie Mae pools serviced by the Company	24,210	42,600
Mortgage loans repurchased pursuant to representations and warranties	8,820	5,931
	$1,653,963	$1,101,204
Fair value of mortgage loans pledged to secure:
Mortgage loans sold under agreements to repurchase	$1,373,996	$833,748
Mortgage loan participation and sale agreements	$258,078	245,741
	1,632,074	$1,079,489

Note 9—Derivative Financial Instruments

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2016			December 31, 2015
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate lock commitments	3,477,022	$73,639	$1,754	3,487,366	$45,885	$2,112
Forward purchase contracts	9,464,470	56,180	9	5,254,293	4,181	9,004
Forward sales contracts	10,418,906	41	58,865	6,230,811	4,965	7,497
MBS put options	1,375,000	384	—	1,275,000	404	—
Put options on interest rate futures purchase contracts	1,750,000	738	1,287	1,650,000	1,832	203
Call options on interest rate futures purchase contracts	3,937,500	9,146	16	600,000	1,555	47
Put options on interest rate futures sale contracts	—	—	—	—	—	—
Total derivatives before netting		140,128	61,931		58,822	18,863
Netting		(50,074)	(52,016)		(8,542)	(9,780)
		$90,054	$9,915		$50,280	$9,083
Deposits placed with derivative counterparties, net		$1,940			$1,238

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended March 31, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	5,254,293	30,812,375	(26,602,198)	9,464,470
Forward sale contracts	6,230,811	39,396,426	(35,208,331)	10,418,906
MBS put options	1,275,000	2,700,000	(2,600,000)	1,375,000
Put options on interest rate futures purchase contracts	1,650,000	3,025,000	(2,925,000)	1,750,000
Call options on interest rate futures purchase contracts	600,000	3,637,500	(300,000)	3,937,500

	Quarter ended March 31, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	2,634,218	19,635,850	(17,145,201)	5,124,867
Forward sale contracts	3,901,851	26,740,272	(23,177,596)	7,464,527
MBS put options	340,000	785,000	(675,000)	450,000
Put options on interest rate futures purchase contracts	755,000	1,540,500	(825,000)	1,470,500
Call options on interest rate futures purchase contracts	630,000	745,000	(505,000)	870,000
Put options on interest rate futures sale contracts	50,000	50,000	—	100,000
Call options on interest rate futures sale contracts	—	35,100	(35,100)	—

Following are the gains and (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended March 31,
Hedged item	Income statement line	2016	2015
		(in thousands)
Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale	$(69,177)	$(25,789)
Mortgage servicing rights	Net mortgage loan servicing fees	$58,720	$17,121

Note 10—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$660,247	$325,383
Additions:
Purchases	11	63,137
Mortgage servicing rights resulting from mortgage loan sales	4,468	2,675
	4,479	65,812
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(48,876)	(17,715)
Other changes in fair value (2)	(21,447)	(12,067)
Total change in fair value	(70,323)	(29,782)
Balance at end of period	$594,403	$361,413
Fair value of mortgage servicing rights pledged to secure:
Assets sold under agreements to repurchase	$475,920	$—
Note payable	117,805	413,582
	$593,725	$413,582

(1)	Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes interest rates.
(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended March 31,
	2016	2015

	(in thousands)
Amortized cost:
Balance at beginning of period	$798,925	$415,245
Mortgage servicing rights resulting from mortgage loan sales	96,314	67,281
Amortization	(28,250)	(12,036)
Balance at end of period	$866,989	$470,490

Valuation allowance:
Balance at beginning of period	(47,237)	(9,800)
Additions	(77,073)	(31,692)
Balance at end of period	(124,310)	(41,492)
Mortgage servicing rights, net	$742,679	$428,998
Fair value of mortgage servicing rights at beginning of period	$766,345	$416,802
Fair value of mortgage servicing rights at end of period	$743,062	$437,824
Fair value of mortgage servicing rights pledged to secure:
Assets sold under agreements to repurchase	$720,817	$—
Note payable	18,233	—
	$739,050	$—

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This estimate was developed with the inputs applicable to the March 31, 2016 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve month period ending March 31,	amortization
(in thousands)
2017	$120,550
2018	99,839
2019	85,343
2020	74,798
2021	65,910
Thereafter	420,549
$866,989

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the Company’s consolidated statements of income. The fees are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)

Contractual servicing fees	$91,327	$50,101
Ancillary and other fees:
Late charges	1,535	1,651
Other	384	711
	$93,246	$52,463

Mortgage Servicing Liabilities Carried at Fair Value:

The activity in mortgage servicing liabilities carried at fair value is summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)

Balance at beginning of period	$1,399	$6,306
Mortgage servicing liabilities resulting from mortgage loan sales	5,409	2,928
Change in fair value	(61)	(2,705)
Balance at end of period	$6,747	$6,529

Note 11—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended March 31,
	2016	2015
	(in thousands)

Balance at beginning of period	$69,926	$67,298
Carried Interest recognized during the period	593	1,233
Proceeds received during the period	—	—
Balance at end of period	$70,519	$68,531

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

Note 12—Borrowings

The borrowing facilities described throughout this Note 12 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2016.

Assets Sold Under Agreement to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value or MSRs. Eligible mortgage loans and participation certificates secured by MSRs and advances are sold at advance rates based on the collateral sold. Interest is charged at a rate based on the buyer’s overnight cost of funds rate for two agreements and on LIBOR for the other four agreements. Loans and MSRs financed under these agreements may be re-pledged by the lenders.

Financial data pertaining to assets sold under agreements to repurchase are as follows:

	Quarter ended March 31,
	2016	2015
	(dollars in thousands)
During the period:
Average balance of assets sold under agreements to repurchase	$1,039,573	$616,896
Weighted average interest rate (1)	2.61%	1.79%
Total interest expense	$8,660	$3,809
Maximum daily amount outstanding	$1,688,605	$992,187

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,658,728	$1,167,405
Unamortized debt issuance costs	(150)	(674)
	$1,658,578	$1,166,731
Unused amount (2)	$348,272	$40,178
Fair value of assets securing repurchase agreements
Mortgage loans	$1,373,996	$833,748
Mortgage servicing rights	1,196,737	1,132,568
	$2,570,733	$1,966,316
Weighted average interest rate	2.42%	2.50%
Margin deposits placed with counterparties (3)	$2,500	$1,500

(1)	Excludes the effect of amortization of commitment fees totaling $1.8 million and $1.0 million for the quarters ended March 31, 2016 and 2015, respectively.
(2)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets sold.

(3)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2016	Balance
(in thousands)
Within 30 days	$12,696
Over 30 to 90 days	1,229,601
Over 90 days	416,432
1,658,729
Unamortized debt issuance costs	(151)
Total loans sold under agreements to repurchase	$1,658,578
Weighted average maturity (in months)	1.9

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of March 31, 2016:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$789,737	June 9, 2016	September 27, 2016
Credit Suisse First Boston Mortgage Capital LLC	$44,877	June 9, 2016	March 30, 2017
Bank of America, N.A.	$52,118	June 20, 2016	March 29, 2017
Morgan Stanley Bank, N.A.	$14,128	May 21, 2016	July 26, 2016
Citibank, N.A.	$11,191	May 14, 2016	October 20, 2016

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

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

The mortgage loan participation and sale agreement is summarized below:

	Quarter ended March 31,
	2016	2015
	(dollars in thousands)
During the period:
Average balance	$167,556	$143,638
Weighted average interest rate (1)	1.66%	1.25%
Total interest expense	$781	$519
Maximum daily amount outstanding	$246,636	$259,832

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$246,636	$234,898
Unamortized debt issuance costs	—	(26)
	$246,636	$234,872
Weighted average interest rate	1.68%	1.45%
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$258,078	$245,741

(1)	Excludes the effect of amortization of facility fees totaling $78,000 and $98,000 for the quarters ended March 31, 2016 and 2015, respectively.

Notes Payable

The Company entered into a revolving credit agreement classified as a note payable, dated as of December 30, 2015, pursuant to which the lenders have agreed to make revolving loans in an amount not to exceed $100,000,000. As of March 31, 2016, $50.0 million was outstanding related to this note payable.  Interest on the note payable accrues at an annual rate of interest equal to, at the election of the Company, either an alternate base rate or LIBOR plus the applicable contract margin.  The maturity date of the note payable is 364 days following the date of the revolving credit agreement. The proceeds of the loans are to be used solely for working capital and general corporate purposes of the Company and its subsidiaries.

As of March 31, 2016, a second note payable, with a balance of $78.8 million of principal outstanding, is secured by MSRs relating to certain mortgage loans in the Company’s servicing portfolio.  Interest is charged at a rate based on LIBOR plus the applicable contract margin.

Notes payable are summarized below:

	Quarter ended March 31,
	2016	2015
	(dollars in thousands)
During the period:
Average balance	$85,167	$141,280
Weighted average interest rate (1)	4.40%	2.96%
Total interest expense	$1,598	$1,635
Maximum daily amount outstanding	$128,849	$146,855

	March 31,	December 31,
	2016	2015
	(in thousands)
Carrying value:
Unpaid principal balance	$128,849	$62,677
Unamortized debt issuance costs	(1,156)	(1,541)
	$127,693	$61,136
Assets pledged to secure notes payable:
Mortgage servicing rights	$136,038	$20,881
Cash	$95,826	$93,757
Carried Interest	$70,519	$69,296

(1)	Excluding the effect of amortization of debt issuance costs totaling $654,000 during the quarter ended March 31, 2016.

Obligations under Capital Lease

In December 2015, the Company entered into a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on December 9, 2019 and bears interest at a spread over one month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended March 31,
	2016	2015
	(dollars in thousands)
During the period:
Average balance	$12,825	$—
Weighted average interest rate	2.44%	—
Total interest expense	$63	$—
Maximum daily amount outstanding	$13,596	$—

	March 31,	December 31,
	2016	2015
	(in thousands)
Unpaid principal balance	$12,070	$13,579
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$11,356	$14,034
Capitalized software	$541	$783

Excess Servicing Spread Financing

In conjunction with the Company’s purchase from non-affiliates of certain MSRs relating to pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements with PMT which are treated as financings and are carried at fair value with changes in fair value recognized in current period income. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained a fixed base servicing fee and all ancillary income associated with servicing the mortgage loans. The Company continues to be the servicer of the mortgage loans and provides all servicing functions, including the responsibility to make servicing advances.

Following is a summary of ESS:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$412,425	$191,166
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust:
For cash	—	46,412
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,911	1,246
Accrual of interest	7,015	3,752
Repayment	(20,881)	(12,731)
Repurchase	(59,045)	—
Change in fair value	(19,449)	(7,536)
Balance at end of period	$321,976	$222,309

On February 29, 2016, the Company and PMT terminated that certain master spread acquisition and MSR servicing agreement that the parties entered into effective February 1, 2013 (the “2/1/13 Spread Acquisition Agreement”) and all amendments thereto. In connection with the termination of the 2/1/13 Spread Acquisition Agreement, the Company reacquired from PMT all of its right, title and interest in and to all of the Fannie Mae ESS previously sold by the Company to PMT under the 2/1/13 Spread Acquisition Agreement and then subject to such 2/1/13 Spread Acquisition Agreement. On February 29, 2016, the Company also reacquired from PMT all of its right, title and interest in and to all of the Freddie Mac ESS previously sold to PMT by the Company. During the quarter ended March 31, 2016, the amount of ESS sold by PMT to the Company under these reacquisitions was $59.0 million.

Note 13—Liability for Losses Under Representations and Warranties

Following is a summary of activity in the Company’s liability for representations and warranties:

	Quarter ended March 31,
	2016	2015
	(in thousands)

Balance at beginning of period	$20,611	$13,259
Provision for losses on mortgage loans sold	2,082	1,495
Incurred losses	(484)	(65)
Balance at end of period	$22,209	$14,689
Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$63,806,614	$39,624,553

Note 14—Income Taxes

The Company’s effective tax rates for the quarters ended March 31, 2016 and 2015 were 11.9% and 11.5%, respectively. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s shares, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase the Company’s effective income tax rate.

Note 15—Noncontrolling Interest

During the quarter ended March 31, 2016, PennyMac unitholders exchanged 3,220 Class A units for the Company’s Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 71.1% at December 31, 2015 to 71.0% at March 31, 2016.

During the quarter ended March 31, 2015, PennyMac unitholders exchanged 44,000 units for the Company’s Class A common stock. The effect of the exchanges reduced the percentage of the Noncontrolling interest in Private National Mortgage Acceptance Company, LLC from 71.6% at December 31, 2014 to 71.5% at March 31, 2015.

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands, except share amounts)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$5,175	$9,028
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc. (Class A shares issued, 3,220, and 44,000 shares during the quarters ended March 31, 2016 and 2015, respectively)	$601	$792

Note 16—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Cash (loss) gain:
Mortgage loans	$21,401	$2,730
Hedging activities	(72,541)	(18,329)
	(51,140)	(15,599)
Non-cash gain:
From non-affiliates:
Mortgage servicing rights resulting from mortgage loan sales	100,782	69,956
Mortgage servicing liabilities resulting from mortgage loan sales	(5,409)	(2,928)
Provision for losses relating to representations and warranties on loans sold	(2,082)	(1,495)
Change in fair value relating to mortgage loans and hedging derivatives held at period end:
Interest rate lock commitments	28,112	21,991
Mortgage loans	19,848	12,201
Hedging derivatives	3,365	(7,459)
	93,476	76,667
Recapture payable to PennyMac Mortgage Investment Trust	(1,952)	(1,289)
	$91,524	$75,378

Note 17—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$172	$130
Mortgage loans held for sale at fair value	10,481	8,421
Custodial funds	1,274	382
	11,927	8,933
From PennyMac Mortgage Investment Trust	1,602	—
	13,529	8,933

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	8,660	3,809
Mortgage loan participation and sale agreements	781	519
Notes payable	1,598	1,635
Obligations under capital lease	63	—
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,105	1,524
Interest on mortgage loan impound deposits	765	590
	13,972	8,077
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	7,015	3,752
	20,987	11,829
	$(7,458)	$(2,896)

Note 18—Stock-based Compensation

Following is a summary of the stock-based compensation expense by type of instrument awarded:

	Quarter ended March 31,
	2016	2015
	(in thousands)

Performance-based RSUs	$2,788	$1,871
Stock options	1,080	1,480
Time-based RSUs	484	535
Exchangeable PNMAC units	25	62
	$4,377	$3,948

Following is a summary of equity award activity:

	Quarter ended March 31, 2016
		Performance-	Time-based
	Stock options	based RSUs	RSUs
	(in thousands)
December 31, 2015	1,845	2,351	271
Granted	962	813	251
Vested	—	—	(66)
Exercised	—	—	—
Forfeited or canceled	(8)	(478)	(2)
March 31, 2016	2,799	2,686	454

	Quarter ended March 31, 2015
		Performance-	Time-based
	Stock options	based RSUs	RSUs
	(in thousands)
December 31, 2014	1,167	1,257	202
Granted	715	1,143	118
Vested	—	—	(31)
Exercised	—	—	—
Forfeited or canceled	(1)	(2)	—
March 31, 2015	1,881	2,398	289

Hfs10

Note 19—Supplemental Cash Flow Information

	Quarter ended March 31,
	2016	2015
	(in thousands)
Cash paid for interest	$21,781	$11,606
Cash paid for income taxes	$25	$1,902
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$100,782	$69,956
Mortgage servicing liabilities resulting from mortgage loan sales	$5,409	$2,928
Mortgage servicing rights transferred to PMT pursuant to a recapture agreement	$131	$—
Non-cash financing activity:
Transfer of excess servicing spread pursuant to recapture agreement with PennyMac Mortgage Investment Trust	$1,911	$1,246
Issuance of common stock in settlement of director fees	$74	$74

Note 20—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of liquidity and equity to remain a seller/servicer in good standing with the Agencies. Such requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	Agency capital / liquidity
	March 31, 2016		December 31, 2015
Agency–company subject to requirement	Balance (1)	Requirement	Balance (1)	Requirement
	(in thousands)
Capital
Fannie Mae - PLS	$956,699	$290,808	$835,157	$283,655
Freddie Mac - PLS	$956,699	$290,808	$835,157	$283,655
Ginnie Mae - PLS	$755,460	$379,361	$633,222	$386,732
Ginnie Mae - PennyMac	$928,317	$417,297	$894,731	$425,405
HUD - PLS	$755,460	$2,500	$633,222	$2,500
Liquidity
Fannie Mae / Freddie Mac - PLS	$124,788	$39,811	$145,431	$38,936
Ginnie Mae - PLS	$124,788	$97,619	$145,431	$95,868

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with the respective Agencies’ requirements can result in the respective Agency taking various remedial actions up to and including removing PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. PennyMac and PLS had Agency capital and liquidity in excess of the respective Agencies’ requirements at March 31, 2016.

Note 21—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of March 31, 2016, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Fund and Sell Mortgage Loans

March 31, 2016
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$1,874,228
Commitments to fund mortgage loans	1,602,794
$3,477,022
Commitments to sell mortgage loans	$10,418,906

Note 22—Segments and Related Information

The Company operates in three segments: loan production, loan servicing and investment management.

Two of the segments are in the mortgage banking business: loan production and loan servicing. The loan production segment performs mortgage loan origination, acquisition and sale activities. The loan servicing segment performs servicing of newly originated mortgage loans, execution and management of (“early buyout loans” or “EBO”) and servicing of mortgage loans sourced and managed by the investment management segment, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions, managing correspondent production activities for PMT and managing the acquired assets for the Advised Entities.

Financial highlights by segment are as follows:

	Quarter ended March 31, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on mortgage loans held for sale at fair value	$78,214	$13,310	$91,524	$—	$91,524
Mortgage loan origination fees	22,434	—	22,434	—	22,434
Fulfillment fees from PennyMac Mortgage Investment Trust	12,935	—	12,935	—	12,935
Net mortgage loan servicing fees	—	17,519	17,519	—	17,519
Management fees	—	—	—	5,912	5,912
Carried Interest from Investment Funds	—	—	—	593	593
Net interest income (expense):
Interest income	8,377	5,151	13,528	1	13,529
Interest expense	4,883	16,144	21,027	10	21,037
	3,494	(10,993)	(7,499)	(9)	(7,508)
Other	239	(232)	7	(64)	(57)
Total net revenue	117,316	19,604	136,920	6,432	143,352
Expenses	48,908	59,066	107,974	5,288	113,262
Income (loss) before provision for income taxes and non-segment activities	68,408	(39,462)	28,946	1,144	30,090
Non-segment activities (2)	—	—	—	—	49
Income (loss) before provision for income taxes	$68,408	$(39,462)	$28,946	$1,144	$30,139
Segment assets at period end (3)	$1,751,604	$2,118,587	$3,870,191	$91,980	$3,962,171

(1)	All revenues are from external customers.

(2)	Relates to parent Company interest expense eliminated in consolidation.
(3)	Excludes parent Company assets, which consist primarily of deferred tax asset of $14.6 million and working capital of $4.5 million.

	Quarter ended March 31, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on mortgage loans held for sale at fair value	$76,979	$(1,601)	$75,378	$—	$75,378
Mortgage loan origination fees	16,682	—	16,682	—	16,682
Fulfillment fees from PennyMac Mortgage Investment Trust	12,866	—	12,866	—	12,866
Net mortgage loan servicing fees	—	26,776	26,776	—	26,776
Management fees	—	—	—	8,489	8,489
Carried Interest from Investment Funds	—	—	—	1,233	1,233
Net interest income (expense):
Interest income	7,016	1,917	8,933	—	8,933
Interest expense	3,641	8,188	11,829	—	11,829
	3,375	(6,271)	(2,896)	—	(2,896)
Other	913	618	1,531	255	1,786
Total net revenue	110,815	19,522	130,337	9,977	140,314
Expenses	40,132	38,067	78,199	8,877	87,076
Income before provision for income taxes	$70,683	$(18,545)	$52,138	$1,100	$53,238
Segment assets at period end (2)	$1,399,817	$1,322,301	$2,722,118	$92,093	$2,814,211

(1)All revenues are from external customers.

(2)Excludes parent Company assets, which consist primarily of deferred tax assets of $42.1 million.

Note 23—Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU 2015-02 effective January 1, 2016. The adoption of ASU 2015-02 had no effect on the Company’s consolidated financial statements.

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

The classification and measurement guidance will be effective for the Company in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted for certain provisions. Company is currently assessing the potential effect that the adoption of ASU 2016-01 will have on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain lease arrangements for which it is the lessee. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March of 2016, The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including:

•

Modifies the accounting for income taxes relating to share-based payments. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) will be recognized as income tax expense or benefit in the consolidated income statement. The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. An entity will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Under current GAAP, excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the consolidated income statement in the period they reduce income taxes payable.

•

Changes the classification of excess tax benefits on the consolidated statement of cash flows. In the consolidated statement of cash flows, excess tax benefits will be classified along with other income tax cash flows as an operating activity. Under current GAAP, excess tax benefits are separated from other income tax cash flows and classified as a financing activity.

•

Changes the requirement to estimate the number of awards that are expected to vest. Under ASC 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest as presently required or account for forfeitures when they occur. Under current GAAP, accruals of compensation cost are based on the number of awards that are expected to vest.

•

Changes the tax withholding requirements for share-based payment awards to qualify for equity accounting. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Under current GAAP, for an award to qualify for equity classification is that an entity cannot partially settle the award in cash in excess of the employer’s minimum statutory withholding requirements.

•

Establishes GAAP for the classification of employee taxes paid when an employer withholds shares for tax withholding purposes. Cash paid by an employer when directly withholding shares for tax- withholding purposes should be classified as a financing activity. This guidance establishes GAAP related to the classification of withholding taxes in the statement of cash flows as there is no such guidance under current GAAP.

ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently assessing the potential effect that the adoption of ASU 2016-09 will have on its consolidated financial statements.

Note 24—Subsequent Events

On May 3, 2016, the Company through its subsidiary, Private National Mortgage Acceptance Company, LLC (“PennyMac”), entered into Schedule Number 002 (the “Schedule”) pursuant to that certain Master Lease Agreement, dated as of December 9, 2015 (the “Master Lease”), with Banc of America Leasing & Capital, LLC (“BALC”). Pursuant to the terms of the Master Lease, the Company may borrow funds from BALC on an uncommitted basis for the purpose of financing equipment and/or leasehold improvements described and on the terms set forth in schedules from time to time. The Master Lease is guaranteed in full by the Company’s indirect controlled subsidiary, PennyMac Loan Services, LLC. Pursuant to the Schedule, PennyMac is financing equipment with an aggregate cost of approximately $12.7 million. The Schedule has a three-year term and interim rent and base rent is payable pursuant to the terms thereof. At the expiration of the three-year term, the Company is obligated to purchase the leased equipment on an as-is, where-is basis for a nominal amount. PennyMac has elected to treat the Master Lease as a capital lease obligation.

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

We conduct our business in three segments: loan production, loan servicing (together, these two activities comprise our mortgage banking activities) and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government-sponsored entity (“GSE”). It is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”), and a servicer for the Home Affordable Modification Program (“HAMP”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

Our investment management subsidiary, PNMAC Capital Management, LLC (“PCM”), is a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisors Act of 1940, as amended, PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT, PNMAC

Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment Company Act of 1940 (“Investment Company Act”), as amended, an affiliate of these Funds and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”

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

For loans originated through our consumer direct lending channel, we conduct our own fulfillment, earn interest income and gains or losses during the holding period and upon the sale or securitization of these loans, and retain the associated MSRs (subject to sharing with PMT a portion of such MSRs or cash with respect to certain consumer direct originated loans that refinance loans for which the related mortgage servicing rights (“MSRs”) or excess servicing spread (“ESS”) was held by PMT).

Our loan production activity is summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Unpaid principal balance of mortgage loans purchased and originated for sale:
Government-insured or guaranteed mortgage loans acquired from PennyMac Mortgage Investment Trust	$6,495,722	$4,735,374
Mortgage loans sourced through our consumer direct channel	1,206,983	896,998
	$7,702,705	$5,632,372
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$3,259,363	$2,890,132

Loan Servicing

Our mortgage loan servicing segment performs mortgage loan administration, collection, and default management activities, including the collection and remittance of mortgage loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of mortgage loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide servicing for conventional and government-insured or guaranteed mortgage loans (“prime servicing”), as well as servicing for distressed mortgage loans that have been acquired as investments by our Advised Entities (“special servicing”). As of March 31, 2016, the portfolio of mortgage loans that we serviced or subserviced totaled approximately $164.9 billion in unpaid principal balance (“UPB”).

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages the Advised Entities. The Advised Entities had combined net assets of approximately $1.6 billion as of March 31, 2016. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on the entities’ performance.

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow, albeit at a slower pace, as reflected in recent economic data. During the first quarter of 2016, real U.S. gross domestic product expanded at an annual rate of 0.5% compared to 0.6% for the first quarter of 2015 and 1.4% for the fourth quarter of 2015. The national seasonally adjusted unemployment rate was 5.0% at March 31, 2016 compared to 5.0% at December 31, 2015 and 5.5% at March 31, 2015. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the fourth quarter of 2015, the delinquency rate on residential real estate loans held by commercial banks was 5.1%, a reduction from 6.1% during the first quarter of 2015.

Residential real estate activity appears to be expanding. The seasonally adjusted annual rate of existing home sales for March 2016 was 1.5% higher than for March 2015, and the national median existing home price for all housing types was $222,700, a 5.7% increase from March 2015 (Source: National Association of Realtors®). On a national level, foreclosure filings during March 2016 decreased by 7.8% as compared to March 2015. However, foreclosure activity is expected to remain above historical average levels through 2016 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.62% to a high of 3.97% during the first quarter of 2016 while during the first quarter of 2015, thirty-year fixed mortgage interest rates ranged from a low of 3.59% to a high of 3.86% (Source: Freddie Mac’s Weekly Primary Mortgage Market Survey).  Interest rates generally declined in the first quarter of 2016 and generally increased in the first of 2015.  This impacted MSR and other interest rate sensitive asset valuations and production activity.

Mortgage lenders originated an estimated $380 billion of home loans during the first quarter of 2016, down 6.2% from the first quarter of 2015. Total mortgage originations are forecast to be somewhat lower in 2016 versus 2015, with current industry estimates for 2016 averaging $1.6 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

We believe there is long-term market opportunity for the production of non-Agency jumbo mortgage loans. However, most new jumbo mortgage loans are either being originated or purchased by banks, and the current market for jumbo mortgage loan securitizations is limited, as evidenced by weak demand and inconsistent pricing observed over the past twelve months. Prime jumbo MBS securitizations totaled $1.0 billion in UPB during the first quarter of 2016, a decrease from $4.2 billion during the first quarter of 2015. During the three months ended March 31, 2016, we produced approximately $7 million in UPB of jumbo loans compared to $62 million in UPB of jumbo loans produced during the three months ended March 31, 2015.

In our capacity as an investment manager, we expect to see a continued supply of distressed whole loans; however, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective for PMT in making new investments in distressed mortgage loans and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments held by the Advised Entities.

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$91,524	$75,378
Mortgage loan origination fees	22,434	16,682
Fulfillment fees from PennyMac Mortgage Investment Trust	12,935	12,866
Net mortgage loan servicing fees	17,519	26,776
Management fees	5,912	8,489
Carried Interest from Investment Funds	593	1,233
Net interest expense	(7,458)	(2,896)
Other	(58)	1,786
Total net revenue	143,401	140,314
Expenses	113,262	87,076
Provision for income taxes	3,596	6,114
Net income	$26,543	$47,124

Income before provision for income taxes by segment:
Mortgage banking:
Production	$68,408	$70,683
Servicing	(39,462)	(18,545)
Total mortgage banking	28,946	52,138
Investment management	1,144	1,100
Non-segment activities (1)	49	—
	$30,139	$53,238
During the period:
Interest rate lock commitments issued	$8,740,418	$7,793,325
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$6,850,276	$4,989,838
Mortgage loans originated through consumer direct channel	1,218,163	904,213
Commercial real estate	4,600	—
	$8,073,039	$5,894,051
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$3,259,363	$2,890,132
At period end:
Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$112,836,878	$71,985,989
Mortgage servicing liabilities	926,756	421,452
Mortgage loans held for sale	1,561,006	1,288,744
	115,324,640	73,696,185
Subserviced	49,581,955	41,542,426
	$164,906,595	$115,238,611
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,414,503	$1,542,159
Investment Funds	207,706	413,155
	$1,622,209	$1,955,314

(1)	Relates to parent Company interest expense eliminated in consolidation.

Net income decreased $20.6 million during the quarter ended March 31, 2016, when compared to the same period in 2015. The decrease in net income during the quarter ended March 31, 2016 was primarily due to a decrease in net mortgage loan servicing fees caused by a significant decrease in fair value and increase in impairment of our MSRs, net of ESS and hedging gains.

Net Gains on Mortgage Loans Held for Sale at Fair Value

During the quarter ended March 31, 2016, we recognized net gains on mortgage loans held for sale at fair value totaling $91.5 million, an increase of $16.1 million from the same period in 2015. The increase was due to growth in the volume of mortgage loans that we committed to purchase or originate and an improvement in production margins resulting from an increase in volume of our consumer direct channel, which earns higher margins than our correspondent production channel.

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

Our net gains on mortgage loans held for sale at fair value include both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of the MSRs and mortgage servicing liabilities created and incurred in such transactions. During the quarters ended March 31, 2016 and 2015, the net gains on mortgage loans held for sale at fair value included $95.4 million and $67.0 million, respectively, in fair value of MSRs received as part of proceeds on sales, net of mortgage servicing liabilities incurred. We also recognize a liability for our estimate of the losses we expect to incur in the future as a result of claims made against us in connection with the representations and warranties that we made in the loan sales transactions. During the quarters ended March 31, 2016 and 2015, we included provisions for losses relating to the representations and warranties we provided totaling $2.1 million and $1.5 million, respectively, in our Net gains on mortgage loans held for sale at fair value.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Cash (loss) gain:
Mortgage loans	$21,401	$2,730
Hedging activities	(72,541)	(18,329)
	(51,140)	(15,599)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	100,782	69,956
Mortgage servicing liabilities resulting from mortgage loan sales	(5,409)	(2,928)
Provision for losses relating to representations and warranties on mortgage loans sold	(2,082)	(1,495)
Change in fair value relating to mortgage loans and derivative financial instruments outstanding at period end:
Interest rate lock commitments	28,112	21,991
Mortgage loans	19,848	12,201
Hedging derivatives	3,365	(7,459)
	93,476	76,667
Recapture payable to PennyMac Mortgage Investment Trust	(1,952)	(1,289)
	$91,524	$75,378
During the period:
Unpaid principal balance of mortgage loans sold	$7,615,057	$5,508,868
Interest rate lock commitments issued:
Conventional mortgage loans	$547,317	$6,009,558
Government-insured or guaranteed mortgage loans	8,193,101	1,783,767
	$8,740,418	$7,793,325
Period end:
Mortgage loans held for sale at fair value	$1,653,963	$1,353,944
Commitments to fund and purchase mortgage loans	$3,477,022	$3,123,645

Provision for Losses on Representations and Warranties

We record our estimate of the losses that we expect to incur in the future as a result of claims against us in connection with the representations and warranties we provide to the purchasers and insurers of the mortgage loans we sell in our Net gains on sale of mortgage loans held for sale at fair value. Our agreements with the purchasers and insurers include representations and warranties related to the mortgage loans we sell. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with identified defects or indemnify the purchaser or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent lenders that sold such mortgage loans and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent lender.

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, mortgage loan repurchase rates, the severity of loss in the event of defaults and the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

We recorded provisions for losses under representations and warranties as a component of Net gains on mortgage loans held for sale at fair value totaling $2.1 million during the quarter ended March 31, 2016, compared to $1.5 million during the quarter ended March 31, 2015. The increase in provision for losses under representations and warranties during the quarter ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in the volume of mortgage loan sales activity.

Following is a summary of mortgage loan repurchase and loss activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2016	2015
	(in thousands)
During the period:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$3,470	$1,521
New indemnifications	139	681
Less:
Indemnified mortgage loans repurchased	—	—
Indemnified mortgage loans repaid or refinanced	69	—
Mortgage loans indemnified by PFSI at end of period	$3,540	$2,202
Repurchase activity
Total mortgage loans repurchased by PFSI	$6,913	$4,490
Less:
Mortgage loans repurchased by correspondent lenders	3,265	520
Mortgage loans repaid by borrowers or resold with defects resolved	327	373
Net mortgage loans repurchased by PFSI with losses chargeable to liability for representations and warranties	$3,321	$3,597
Losses charged to liability for representations and warranties	$484	$65
Period end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$63,806,614	$39,624,553
Liability for representations and warranties	$22,209	$14,689

During the quarter ended March 31, 2016, we repurchased mortgage loans totaling $6.9 million in UPB. We recorded losses of $484,000 net of recoveries from correspondent lenders, as a result of these repurchases. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect the level of repurchase activity to increase.

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

Other mortgage loan production-related revenues

Loan origination fees increased $5.8 million during the quarter ended March 31, 2016, compared to the same period in 2015 primarily due to growth in the volume of correspondent purchases in our loan production activities.

Fulfillment fees from PMT, which represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans, are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Fulfillment fees increased $69,000 during the quarter ended March 31, 2016 compared to the same period in 2015.  The effect of the increase in volume of mortgage loans we fulfilled for PMT was offset by a reduction in the average fulfillment fee rate we charged during 2016 as compared to 2015 resulting from contractual discretionary reductions in fulfillment fees made to facilitate certain transactions.

Summarized below are our fulfillment fees:

	Quarter ended March 31,
	2016	2015
	(in thousands)

Fulfillment fee revenue	$12,935	$12,866
Unpaid principal balance of mortgage loans fulfilled	$3,259,363	$2,890,132
Average fulfillment fee rate (in basis points)	40	45

Net mortgage loan servicing fees

Our net mortgage loan servicing fees are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$91,327	$50,101
From PennyMac Mortgage Investment Trust	11,453	10,670
From Investment Funds	701	968
Ancillary and other fees	11,452	11,185
	114,933	72,924
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	(97,414)	(46,148)
Net loan servicing fees	$17,519	$26,776
Average mortgage loan servicing portfolio	$162,734,071	$109,882,352

Following is a summary of our mortgage loan servicing portfolio in UPB:

	March 31,	December 31,
	2016	2015
	(in thousands)
Mortgage loans serviced at period end:
Prime servicing:
Owned
Mortgage servicing rights
Originated	$64,485,308	$59,880,349
Acquired	48,351,570	50,722,355
	112,836,878	110,602,704
Mortgage servicing liabilities–Originated	926,756	806,897
Mortgage loans held for sale	1,561,006	1,052,485
	115,324,640	112,462,086
Subserviced for Advised Entities	45,940,082	43,963,378
Total prime servicing	161,264,722	156,425,464
Special servicing–Subserviced for Advised Entities	3,641,873	3,847,254
Total special servicing	3,641,873	3,847,254
Total mortgage loans serviced	$164,906,595	$160,272,718

During the first quarter of 2016, loan servicing fees increased $42.0 million compared to the same period in 2015, primarily due to an increase in mortgage loan servicing fees from nonaffiliates resulting from growth in our portfolio of MSRs.

Amortization, impairment and change in fair value of mortgage servicing rights are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Amortization and realization of cash flows	$(49,696)	$(24,104)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities carried at fair value and provision for impairment of mortgage servicing rights carried at lower of amortized cost or fair value	(125,887)	(46,701)
Change in fair value of excess servicing spread	19,449	7,536
Hedging gains	58,720	17,121
Total fair value adjustments, net of hedging results	(47,718)	(22,044)
Total amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	$(97,414)	$(46,148)
Average mortgage servicing rights balances:
At lower of amortized cost or fair value	$741,686	$414,308
At fair value	618,992	329,117
	$1,360,678	$743,425
Mortgage servicing rights at period end:
At lower of amortized cost or fair value	$742,679	$428,998
At fair value	594,403	361,413
	$1,337,082	$790,411

Amortization, impairment and change in fair value of mortgage servicing rights increased $25.7 million during the quarter ended March 31, 2016, compared to the same period in 2015. This increase was primarily due to increased amortization of a growing mortgage servicing asset and increased impairment of MSRs resulting from the effect on fair value of the decreasing interest rate environment that prevailed during the first quarter of 2016.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management fee	$5,352	$5,730
Performance incentive fee	—	1,273
	5,352	7,003
Investment Funds	560	1,486
Total management fees	5,912	8,489
Carried Interest	593	1,233
Total management fees and Carried Interest	$6,505	$9,722

Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,414,503	$1,542,159
Investment Funds	207,706	413,155
	$1,622,209	$1,955,314

Management fees from PMT decreased $1.7 million during the quarter ended March 31, 2016, compared to the same period in 2015. The decrease was primarily due to:

•	a decrease in base management fees of $378,000 due to a decrease in PMT’s shareholders’ equity upon which its base management fee is based; and
•	a decrease in performance incentive fees of $1.3 million resulting from a decline in PMT’s financial performance over the four-quarter period for which incentive fees were calculated.

Management fees from the Investment Funds decreased $926,000 during the quarter ended March 31, 2016, compared to the same period in 2015. The decrease was due to a reduction in the Investment Funds’ net asset values as a result of continued distributions to the Investment Funds’ investors following the end of the Investment Funds’ commitment period.

Carried Interest from Investment Funds decreased $640,000 during the quarter ended March 31, 2016, compared to the same period in 2015 primarily due to reduced performance of the Investment Funds’

assets during the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015.

Other revenues

Net interest expense increased $4.6 million during the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015 due to growth in financing of our investments in non-interest earning assets, primarily MSRs.

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in and dividends received from PMT are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Dividends received from PennyMac Mortgage Investment Trust	$35	$92
Change in fair value of investment in PennyMac Mortgage Investment Trust	(121)	15
	$(86)	$107
Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,023	$1,597

Change in fair value of investment in and dividends received from PMT decreased $193,000 during the quarter ended March 31, 2016, compared to the same period in 2015 due to both a decrease in the fair value of our investment in PMT and a decrease in dividends received from PMT. We held 75,000 common shares of PMT during each of the periods ended March 31, 2016 and 2015.

Expenses

Our compensation expense is summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)

Salaries and wages	$48,113	$35,442
Incentive compensation	6,330	10,350
Taxes and benefits	8,882	6,725
Stock and unit-based compensation	4,973	5,627
	$68,298	$58,144
Head count:
Average	2,590	1,907
Period end	2,617	2,047

Compensation expense increased $10.2 million, or 17.5% during the quarter ended March 31, 2016 compared to the same period in 2015. The increase in compensation expense was primarily due to the development of and growth in our mortgage banking segments. Incentive compensation decreased primarily due to our reduced profitability during the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015.

Servicing expense increased $11.2 million during the quarter ended March 31, 2016 compared to the same period in 2015.  The increase was primarily due to growth in our mortgage servicing portfolio and to increased servicing advance losses relating to delinquent government-insured or guaranteed mortgage loans that we service.

Technology expense increased $1.9 million during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to increased software costs as part of our continued investment in loan production and expansion of our servicing infrastructure.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT.  The expense amounts presented in our consolidated statements of income are net of these allocations.

Common overhead expense amounts allocated to PMT during the periods ended March 31, 2016 and 2015 are summarized below:

	Quarter ended March 31,
	2016 (1)	2015
	(in thousands)
Technology	$1,145	$1,138
Occupancy	573	479
Depreciation and amortization	399	572
Other	444	540
Total expenses	$2,561	$2,729

(1)

On December 15, 2015, we and PMT amended our management agreement to provide that the total costs and expenses incurred by us in any quarter and reimbursable by PMT is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of such quarter, divided by four (4).

Provision for Income Taxes

Our effective tax rates were 11.9% during the quarter ended March 31, 2016 compared to 11.5% during the same period in 2015. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2016	2015
	(in thousands)
ASSETS
Cash and short-term investments	$144,824	$151,791
Mortgage loans held for sale at fair value	1,653,963	1,101,204
Servicing advances, net	284,140	299,354
Receivable from affiliates	168,766	170,281
Carried Interest due from Investment Funds	70,519	69,926
Mortgage servicing rights	1,337,082	1,411,935
Other	321,969	300,803
Total assets	$3,981,263	$3,505,294

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$2,044,977	$1,462,739
Payable to affiliates	578,188	679,548
Other	264,885	300,657
Total liabilities	2,888,050	2,442,944
Stockholders' equity	1,093,213	1,062,350
Total liabilities and stockholders' equity	$3,981,263	$3,505,294

Total assets increased $476.0 million from $3.5 billion at December 31, 2015 to $4.0 billion at March 31, 2016. The increase was primarily due to an increase of $552.8 million in mortgage loans held for sale at fair value, resulting from growth in our mortgage loan production.

Total liabilities increased by $445.1 million from $2.4 billion as of December 31, 2015 to $2.9 billion as of March 31, 2016. The increase was primarily attributable to an increase of $582.2 million in borrowings to fund growth in our inventory of mortgage loans held for sale at fair value and MSRs.

Cash Flows

Our cash flows for the quarters ended March 31, 2016 and 2015 are summarized below:

	Quarter ended March 31,
	2016	2015	Change
	(in thousands)
Cash flow activities:
Operating	$(516,862)	$(168,494)	$(348,368)
Investing	41,755	(58,386)	100,141
Financing	486,195	232,656	253,539
Net cash flows	$11,088	$5,776	$5,312

Our cash flows resulted in a net increase in cash of $11.1 million during the quarter ended March 31, 2016. The increase was due to cash used in our operating offset by cash provided by our investing and financing activities exceeding cash used in our operating activities.

Operating activities

Net cash used in operating activities totaled $516.9 million and $168.5 million during the quarters ended March 31, 2016 and 2015, respectively, primarily due to the growth of our inventory of mortgage loans held for sale at fair value.

Investing activities

Net cash provided by investing activities during the quarter ended March 31, 2016 totaled $41.8 million primarily due to $38.6 million in net settlements of derivative financial instruments received in our hedging of MSRs and to a $18.1 million reduction in short-term investments. Net cash used in investing activities during the quarter ended March 31, 2015 totaled $58.4 million primarily due to our purchase of MSRs during the period.

Financing activities

Net cash provided by financing activities totaled $486.2 million and $232.7 million during the quarters ended March 31, 2016 and 2015, respectively, primarily due to increased financing for the growth in our inventory of mortgage loans held for sale at fair value. In the quarter ended March 31, 2015, financing proceeds were also used for investments in MSRs.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of assets sold under agreements to repurchase, sales of mortgage loan participation certificates, a note payable, a revolving credit agreement, ESS and a capital lease. All of our borrowings other than ESS and the capital lease have short-term maturities and provide for terms of approximately one year. We will continue to finance most of our assets on a short-term basis until long-term financing becomes more available. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Repurchase agreements outstanding:
Average balance	$1,039,573	$616,896
Maximum daily balance	$1,688,605	$992,187
Balance at period end	$1,658,728	$992,187

Our secured financing agreements at PLS require us to comply with various financial covenants. The most significant financial covenants currently include the following:

•	positive net income during each calendar quarter;
•	a minimum in unrestricted cash and cash equivalents of $20 million;
•	a minimum tangible net worth of $200 million;
•	a maximum ratio of total liabilities to tangible net worth of 10:1; and
•	at least one other warehouse or repurchase facility that finances amounts and assets similar to those being financed under of our existing secured financing agreements.

With respect to servicing performed for PMT, PLS is also subject to certain covenants under its debt agreements. Covenants of PLS in PMT’s debt agreements are equally or sometimes less restrictive than the covenants described above.

In addition to the covenants noted above, our revolving credit agreement and capital lease contain additional financial covenants including, but not limited to,

•	a minimum of cash and carried interest equal to the amount borrowed under the revolving credit agreement;

•	a minimum of unrestricted cash and cash equivalents equal to $25 million;

•	a minimum tangible net worth of $500 million;

•	a minimum asset coverage ratio (the ratio of the total asset amount to the total commitment) of 2.5; and

•	a maximum ratio of total indebtedness to tangible net worth ratio of 5:1.

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

We are also subject to liquidity and net worth requirements established by FHFA and GNMA for Agency seller/servicers. Effective December 31, 2015, FHFA and Ginnie Mae have established new minimum liquidity requirements and revised their net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae and Freddie Mac and Ginnie Mae for its approved single-family issuers, as summarized below:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2016, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of March 31, 2016, we had on-balance contractual obligations of $1.7 billion to finance assets under agreements to repurchase and $246.6 million to finance assets under our mortgage loan participation and sale agreement. We also had contractual obligations of $127.7 million relating to notes payable. Additionally, the Company entered into ESS transactions and a capital lease transaction secured by certain fixed assets and capitalized software of which $12.1 million was outstanding as of March 31, 2016.  We also lease our primary office facilities under an agreement that expires on February 28, 2017 and we license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Assets sold under agreements to repurchase	$1,658,728	$1,658,728	$—	$—	$—
Mortgage loan participation and sale agreements	246,636	246,636	—	—	—
Notes payable	128,849	128,849	—	—	—
Obligations under capital lease	12,070	4,770	7,300	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	321,976	—	—	—	321,976
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	74,275	—	—	—	74,275
Anticipated interest payments related to excess servicing spread financing at fair value	152,475	21,597	35,153	26,753	68,972
Software licenses (2)	5,420	5,420	—	—	—
Office leases	59,821	7,183	15,832	16,738	20,068
Total	$2,660,250	$2,073,183	$58,285	$43,491	$485,291

(1)	The ESS financing obligation payable to PMT does not have a stated contractual maturity date and will pay down as the underlying MSRs receive the excess servicing fee rate due to PMT.
(2)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $820,000 per month. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 870,000 at March 31, 2016. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the quarter ended March 31, 2016, software license fees totaled $3.2  million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2016:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital, LLC	$789,737	June 9, 2016	September 27, 2016
Credit Suisse First Boston Mortgage Capital LLC	$44,877	June 9, 2016	March 30, 2017
Bank of America, N.A. Gestation Agreement	$52,118	June 20, 2016	March 29, 2017
Morgan Stanley	$14,128	May 21, 2016	July 26, 2016
Citibank, N.A.	$11,191	May 14, 2016	October 20, 2016

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

Under our management agreement, we are entitled to reimbursement of our organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf. Additionally, on December 15, 2015, we amended our management agreement to provide that the total overhead costs and expenses incurred by us in any quarter and reimbursable by PMT is capped at an amount as defined in the management agreement.

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

•

The base servicing fee rates for distressed whole mortgage loans are charged based on a monthly per‑loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgage property has become REO. Presently, the base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $125 per month for mortgage loans that are in foreclosure. The base servicing fee rate for REO and REO rentals is $75 and $30 per month, respectively. To the extent that we rent PMT’s REO under its REO rental program, we collect an REO rental fee of $30 per month per REO and a property management fee in an amount equal to our cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if we provide property management services directly.

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

Presently, the applicable fulfillment fee percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans saleable in accordance with the Ginnie Mae Mortgage‑Backed Securities Guide, and (iii) 0.50% for all other mortgage loans not contemplated above; provided, however, that we may, in our sole discretion, reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction may only be credited to the reimbursement applicable to the month in which the related mortgage loan was funded.

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

In consideration for the mortgage banking services provided by us with respect to PMT’s acquisition of mortgage loans under PLS’s early purchase program, we are entitled to fees (i) accruing at a rate equal to $1,500 per year per early purchase facility administered by us, and (ii) in the amount of $35 for each mortgage loan PMT acquires. In consideration for the warehouse services provided by us with respect to mortgage loans that PMT finances for its warehouse lending clients, with respect to each facility, we are entitled to fees (i) accruing at a rate equal to $40,000 per annum for each of the first twenty (20) warehouse lending facilities active in any month and $10,000 per annum for each additional warehouse lending facility active in any month, and (ii) in the amount of $50 for each mortgage loan that PMT finances thereunder. Where PMT has entered into both an early purchase agreement and a warehouse lending agreement with the same client, we shall only be entitled to one $25,000 per year fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per mortgage loan fee.

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

Spread Acquisition and MSR Servicing Agreements

Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we previously sold to PMT or one of its wholly owned subsidiaries the rights to receive certain ESS from MSRs acquired by us from banks and other third party financial institutions. We were generally required to service or subservice the related mortgage loans for the applicable agency or investor. We only used the 2/1/13 Spread Acquisition Agreement for the purpose of selling ESS relating to Fannie Mae MSRs. The specific terms of each transaction under the 2/1/13 Spread Acquisition Agreement were subject to the terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

To the extent we refinanced any of the mortgage loans relating to the ESS sold to PMT, the 2/1/13 Spread Acquisition Agreement contained recapture provisions requiring that we transfer to PMT, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. To the extent the fair value of the aggregate ESS to be transferred for the applicable month was less than $200,000, we were, at our option, permitted to pay cash to PMT in an amount equal to such fair value instead of transferring such ESS.

On February 29, 2016, the parties terminated the 2/1/13 Spread Acquisition Agreement and all amendments thereto. In connection with the termination of the 2/1/13 Spread Acquisition Agreement, we reacquired from PMT all of its right, title and interest in and to all of the Fannie Mae ESS previously sold by us to PMT and then subject to such 2/1/13 Spread Acquisition Agreement.

On December 19, 2014, we entered into a second master spread acquisition and MSR servicing agreement with PMT (the “12/19/14 Spread Acquisition Agreement”). The terms of the 12/19/14 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that we only intend to sell ESS relating to Freddie Mac MSRs under the 12/19/14 Spread Acquisition Agreement.

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

On February 29, 2016, we reacquired from PMT all of its right, title and interest in and to all of the Freddie Mae ESS previously sold by us to PMT and then subject to such 12/19/14 Spread Acquisition Agreement. The 12/19/14 Spread Acquisition Agreement remains in full force and effect.

On April 30, 2015, we amended and restated a third master spread acquisition and MSR servicing agreement with PMT (the “4/30/15 Spread Acquisition Agreement”). The terms of the 4/30/15 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement and the 12/19/14 Spread Acquisition Agreement, except that we only intend to sell ESS relating to Ginnie Mae MSRs under the 4/30/15 Spread Acquisition Agreement. The primary purpose of the amendment and restatement to the 4/30/15 Spread Agreement was to evidence the ownership of the ESS under participation certificates and to otherwise incorporate the terms of previously executed amendments.

To the extent we refinance any of the mortgage loans relating to the ESS we sell to PMT, the 4/30/15 Spread Acquisition Agreement also contains recapture provisions requiring that we transfer to PMT, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. However, under the 4/30/15 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the refinanced mortgage loans, we are also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the modified mortgage loans, the 4/30/15 Spread Acquisition Agreement contains provisions that require us to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair value of the aggregate ESS to be transferred for the applicable month is less than $200,000, we may, at our option, pay cash to PMT in an amount equal to such fair value instead of transferring such ESS.

In connection with our entry into the 4/30/15 Spread Acquisition Agreement, we were also required to (i) amend and restate the terms of a loan and security agreement (the “LSA”) with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), pursuant to which we pledged to CSFB all of our rights and interests in the Ginnie Mae MSRs we own or acquire, enabling us to finance certain of such MSRs and servicing advance receivables, and (ii) enter into a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and us. Under the terms of the amendment and restatement to the LSA, the maximum loan amount was increased from $257 million to $407 million. The $150 million increase was implemented for the purpose of facilitating the financing of ESS by PMT. On November 10, 2015, the LSA was further amended and restated to convert the form of the borrowing into a repurchase agreement (as amended and restated, the “MSR Repo”). The aggregate loan amount outstanding under the MSR Repo and relating to advances outstanding with PMT is guaranteed in full by PMT.

Separately, as a condition to permitting us to transfer to PMT the ESS relating to a portion of our pledged Ginnie Mae MSRs, CSFB required PMT to enter into a Security and Subordination Agreement (the “Security Agreement”), pursuant to which PMT pledged to CSFB its rights under the 4/30/15 Spread Acquisition Agreement and its interest in any ESS purchased thereunder. CSFB’s lien on the ESS remains subordinate to the rights and interests of Ginnie Mae pursuant to the provisions of the 4/30/15 Spread Acquisition Agreement and the terms of the acknowledgement agreement.

The Security Agreement permits CSFB to liquidate PMT’s ESS along with the related MSRs to the extent there exists an event of default under the MSR Repo, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of PMT’s credit facilities, that would require us to either (i) repay in full the outstanding loan amount under the MSR Repo or (ii) repurchase the ESS from PMT at fair value. To the extent we are unable to repay the loan under the MSR Repo or repurchase the ESS, an event of default would exist under the MSR Repo, thereby entitling CSFB to liquidate the ESS and the related MSRs. In the event the ESS is liquidated as a result of certain actions 69 or inactions by us, PMT generally would be entitled to seek indemnity from us under the 4/30/15 Spread Acquisition Agreement.

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

Loan Purchase Agreements

We have entered into a mortgage loan purchase agreement and a flow commercial mortgage loan purchase agreement with PMT. Currently, we use the mortgage loan purchase agreement for the purpose of selling to PMT prime jumbo residential mortgage loans originated by us through our consumer direct lending business. We use the flow commercial mortgage loan purchase agreement for the purpose of selling to PMT small balance commercial mortgage loans, including multifamily mortgage loans, originated by us as part of our commercial lending business. Each of the loan purchase agreements contains customary terms and provisions, including representations and warranties, covenants, repurchase remedies and indemnities. The purchase prices paid to us by PMT for such loans are market-based.

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

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, a mortgage loan participation and sale agreement, two notes payable, ESS and a capital lease. The borrower under each of these facilities is PLS with the exception of the revolving credit agreement which is classified as a note payable and the capital lease, in which the borrower is PennyMac. All PLS obligations as previously noted are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of March 31, 2016, we were in compliance in all material respects with these covenants.

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

All of the borrowings discussed above have short-term maturities that expire as follows:

	Outstanding	Total	Committed
Counterparty (1)	indebtedness (2)	facility size	Facility	Maturity date
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$407,000	$407,000	$407,000	September 27, 2016
Credit Suisse First Boston Mortgage Capital LLC	$468,639	$500,000	$300,000	March 30, 2017
Bank of America, N.A.	$491,620	$500,000	$225,000	March 29, 2017
Bank of America, N.A. Mortgage Loan and Participation Agreement	$246,636	$250,000	$—	March 29, 2017
Citibank, N.A.	$129,306	$100,000	$150,000	October 20, 2016
Morgan Stanley Bank, N.A.	$162,163	$200,000	$125,000	July 26, 2016
Barclays Bank PLC	$78,849	$100,000	$100,000	December 2, 2016
Barclays Bank PLC	$—	$300,000	$100,000	December 2, 2016
Credit Suisse AG	$50,000	$100,000	$100,000	December 28, 2016

(1)

The borrowing with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $407 million) is in the form of sales of participation certificates representing beneficial ownership in MSRs and ESS under agreements to repurchase. The borrowings with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $300 million), Bank of America, N.A. (with a committed amount of $225 million), Citibank, N.A. and Morgan Stanley Bank, N.A. are in the form of sales of mortgage loans under agreements to repurchase. The borrowing with Bank of America, N.A. (with a total facility size of $250 million) is in the form of a mortgage loan participation and sale agreement. The borrowing with Barclays Bank PLC (with a total facility size of $100 million) is in the form of a note payable secured by MSRs. The borrowings with Barclays Bank PLC (with a total facility size of $300 million) is in the form of sales of assets under agreements to repurchase and a mortgage loan participation and sale agreement. The borrowing with Credit Suisse First AG (with a committed amount of $100 million) is in the form of a revolving credit agreement.

(2)	Represents outstanding indebtedness reduced by cash collateral as of March 31, 2016.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of March 31, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$797,314	$769,230	$755,918	$730,639	$718,629	$695,775
Change in fair value:
$	$54,253	$26,169	$12,857	$(12,423)	$(24,432)	$(47,287)
%	7.30%	3.52%	1.73%	(1.67)%	(3.29)%	(6.36)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$819,287	$779,462	$760,861	$726,017	$709,681	$678,968
Change in fair value:
$	$76,226	$36,400	$17,799	$(17,044)	$(33,381)	$(64,093)
%	10.26%	4.90%	2.40%	(2.29)%	(4.49)%	(8.63)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$765,649	$754,355	$748,708	$737,415	$731,768	$720,474
Change in fair value:
$	$22,588	$11,294	$5,647	$(5,647)	$(11,294)	$(22,588)
%	3.04%	1.52%	0.76%	(0.76)%	(1.52)%	(3.04)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of March 31, 2016, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$636,809	$614,864	$604,457	$584,684	$575,286	$557,393
Change in fair value:
$	$42,406	$20,462	$10,054	$(9,718)	$(19,116)	$(37,010)
%	7.13%	3.44%	1.69%	(1.63)%	(3.22)%	(6.23)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$650,427	$621,226	$607,535	$581,802	$569,697	$546,866
Change in fair value:
$	$56,024	$26,823	$13,132	$(12,601)	$(24,706)	$(47,537)
%	9.43%	4.51%	2.21%	(2.12)%	(4.16)%	(8.00)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$619,553	$606,978	$600,690	$588,115	$581,828	$569,253
Change in fair value:
$	$25,150	$12,575	$6,288	$(6,288)	$(12,575)	$(25,150)
%	4.23%	2.12%	1.06%	(1.06)%	(2.12)%	(4.23)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our excess servicing spread financing accounted for using the fair value method as of March 31, 2016, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$339,260	$330,391	$326,128	$317,929	$313,984	$306,386
Change in fair value:
$	$17,285	$8,415	$4,153	$(4,047)	$(7,992)	$(15,590)
%	5.40%	2.60%	1.30%	(1.30)%	(2.50)%	(4.80)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$355,167	$337,833	$329,731	$314,549	$307,428	$294,036
Change in fair value:
$	$33,191	$15,857	$7,755	$(7,427)	$(14,548)	$(27,939)
%	10.30%	4.90%	2.40%	(2.30)%	(4.50)%	(8.70)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 70 to 72 of this Report is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of March 31, 2016, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016 and our Quarterly Reports on Form 10-Q filed thereafter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 3, 2016, we, through our subsidiary, Private National Mortgage Acceptance Company, LLC (“PennyMac”), entered into Schedule Number 002 (the “Schedule”) pursuant to that certain Master Lease Agreement, dated as of December 9, 2015 (the “Master Lease”), with Banc of America Leasing & Capital, LLC (“BALC”). Pursuant to the terms of the Master Lease, we may borrow funds from BALC on an uncommitted basis for the purpose of financing equipment and/or leasehold improvements described and on the terms set forth in schedules from time to time. The Master Lease is guaranteed in full by our indirect controlled subsidiary, PennyMac Loan Services, LLC. Pursuant to the Schedule, PennyMac is financing equipment with an aggregate cost of approximately $12.7 million. The Schedule has a three-year term and interim rent and base rent is payable pursuant to the terms thereof. At the expiration of the three-year term, we are obligated to purchase the leased equipment on an as-is, where-is basis for a nominal amount. PennyMac has elected to treat the Master Lease as a capital lease obligation as defined in Item 303(a)(5)(ii)(C) of Regulation S-K (17 CFR 229.303(a)(5)(ii)(C)).

The foregoing description of the Schedule and the Master Lease does not purport to be complete and is qualified in its entirety by reference to the full text of the Schedule, which has been filed as an exhibit to this Report, and the full text of the Master Lease, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 14, 2015..

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

10.40

Amendment No. 2 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

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

10.62	Amendment No. 10 to Master Repurchase Agreement, dated as of March 29, 2016, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.63

Guaranty, dated as of March 17, 2011, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.64

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

10.66

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

10.73

Amendment Number Nine to the Master Repurchase Agreement, dated September 8, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.74

Amendment Number Ten to the Master Repurchase Agreement, dated July 6, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.69 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.75

Amendment Number Eleven to the Master Repurchase Agreement, dated August 3, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 5, 2015).

10.76

Amendment Number Twelve to the Master Repurchase Agreement, dated September 7, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.77

Amendment Number Thirteen to the Master Repurchase Agreement, dated October 22, 2015, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2015).

10.78

Guaranty Agreement, dated as of June 26, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Citibank, N.A (incorporated by reference to Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.79

Second Amended and Restated Loan and Security Agreement, dated as of March 27, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.80

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

10.82

Amendment No. 3 to Second Amended and Restated Loan Security Agreement, dated as of December 30, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2014).

10.83

Amendment No. 4 to Second Amended and Restated Loan Security Agreement, dated as of October 31, 2014 among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.66 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.84

Third Amended and Restated Loan and Security Agreement, dated as of March 27, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2015).

10.85

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

10.87

Amendment No. 3 to Third Amended and Restated Loan and Security Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.83 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.88

Master Spread Participation Agreement, dated as of March 27, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.73 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.89

Amendment No. 1 to Master Spread Participation Agreement, dated as of August 26, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.85 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.90

Amended and Restated Master Spread Participation Agreement, dated as of November 10, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC as the Initial Participant (incorporated by reference to Exhibit 10.189 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.91

Loan and Security Agreement, dated as of April 30, 2015, among PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.92

Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.87 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.93

Amendment No. 2 to Loan and Security Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.92 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.94

Amendment No. 3 to Loan and Security Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.93 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.95

Amendment No. 4 to Loan and Security Agreement, dated as of January 28, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.94 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.96	Amendment No. 5 to Loan and Security Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC.

10.97

Second Amended and Restated Guaranty, dated as of March 27, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2015).

10.98

Third Amended and Restated Guaranty (Participation Certificates and Servicing), dated as of November 10, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 16, 2015).

10.99

Master Repurchase Agreement (Participation Certificates and Servicing), dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.100

Amended and Restated Master Repurchase Agreement, dated as of May 3, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.36 of the Registrant’s Amendment No. 5 to Form S-1 Registration Statement as filed with the SEC on May 7, 2013).

10.101

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

10.104

Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 5, 2014).

10.105

Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.65 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.106

Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of June 3, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.66 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.107

Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.108

Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of December 23, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.109

Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.98 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.110

Amendment No. 10 to Amended and Restated Master Repurchase Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.108 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.111

Amendment No. 11 to Amended and Restated Master Repurchase Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.109 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.112

Amendment No. 12 to Amended and Restated Master Repurchase Agreement, dated as of January 28, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.110 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.113

Second Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 6, 2016).

10.114

Guaranty, dated as of August 14, 2009, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.115

Master Repurchase Agreement, dated as of July 2, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.116

Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.117

Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.63 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.118

Amendment Number Three to the Master Repurchase Agreement, dated as of June 30, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.119

Amendment Number Four to the Master Repurchase Agreement, dated as of June 29, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.98 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.120

Amendment Number Five to the Master Repurchase Agreement, dated as of July 27, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 27, 2015).

10.121

Amendment Number Six to the Master Repurchase Agreement, dated as of November 9, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.118 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.122

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.123

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

10.125

Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.122 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.126

Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.127

Amended and Restated Guaranty, dated as of August 13, 2014, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.73 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.128

Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.124 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.129

Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.130

Flow Commercial Mortgage Loan Purchase Agreement, dated as of December 1, 2015, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.126 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.131

Servicing Agreement, dated as of July 13, 2015, between PennyMac Corp., PennyMac Holdings, LLC, any other parties signing this Agreement as owner of Mortgage Loans listed in Schedule I and any New Owners, PennyMac Loan Services, LLC, and Midland Loan Services, a division of PNC Bank, National Association (incorporated by reference to Exhibit 10.127 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.132

Commercial Mortgage Servicing Oversight Agreement, dated as of December 15, 2015, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.128 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.133

Master Repurchase Agreement, dated as of December 4, 2015, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.134

Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 4, 2015, between PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.135

Loan and Security Agreement, dated as of December 4, 2015, among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.136

Amendment Number One to the Loan and Security Agreement, dated as of February 26, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on March 3, 2016)

10.137

Master Lease Agreement No.  30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.138

Addendum to Master Lease Agreement No.  30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.139

Schedule Number 001 to Master Lease Agreement, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.140	Schedule Number 002 to Master Lease Agreement, dated as of May 4, 2016, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC.

10.141

Guaranty, dated as of December 9, 2015, by  PennyMac Loan Services, LLC in favor of Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.142

Credit Agreement, dated December 30, 2015, by and among Private National Mortgage Acceptance Company, LLC, the lenders that are parties thereto, Credit Suisse AG and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 30, 2015).

10.143

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (ii) the Consolidated Statements of Income for the quarters ended March 31, 2016 and March 31, 2015, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2016 and March 31, 2015, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2016 and March 31, 2015 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: May 9, 2016	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 9, 2016	By:	/S/ ANNE D. McCALLION
Anne D. McCallion
Chief Financial Officer