Form 10-Q
period 2016-06-30
PENNYMAC FINANCIAL SERVICES, INC.
filed 2016-08-09
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-35916

PennyMac Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0882793
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2016
Class A Common Stock, $0.0001 par value	22,193,572
Class B Common Stock, $0.0001 par value	49

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2016

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

You should not place undue reliance on any forward‑looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2016.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2016	2015
	(in thousands, except share amounts)

ASSETS
Cash (includes $124,026 and $93,757 pledged to creditors)	$143,715	$105,472
Short-term investments at fair value	41,063	46,319
Mortgage loans held for sale at fair value (includes $2,071,968 and $1,079,489 pledged to creditors)	2,097,138	1,101,204
Derivative assets	124,542	50,280
Servicing advances, net (includes $38,647 and $33,458 valuation allowance)	296,581	299,354
Carried Interest due from Investment Funds pledged to creditors	70,763	69,926
Investment in PennyMac Mortgage Investment Trust at fair value	1,217	1,145
Mortgage servicing rights (includes $526,294 and $660,247 at fair value; $1,285,700 and $803,560 pledged to creditors)	1,290,928	1,411,935
Real estate acquired in settlement of loans	1,394	—
Furniture, fixtures, equipment and building improvements, net (includes $27,240 and $14,034 pledged to creditors)	27,851	16,311
Capitalized software, net (includes $986 and $783 pledged to creditors)	6,209	3,025
Note receivable from PennyMac Mortgage Investment Trust	150,000	150,000
Receivable from PennyMac Mortgage Investment Trust	22,054	18,965
Receivable from Investment Funds	1,288	1,316
Deferred tax asset	4,878	18,378
Mortgage loans eligible for repurchase	286,048	166,070
Other	50,651	45,594
Total assets	$4,616,320	$3,505,294
LIABILITIES
Assets sold under agreements to repurchase	$1,591,798	$1,166,731
Mortgage loan participation and sale agreement	737,176	234,872
Notes payable	114,235	61,136
Obligations under capital lease	22,886	13,579
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	294,551	412,425
Derivative liabilities	3,734	9,083
Accounts payable and accrued expenses	102,310	89,915
Mortgage servicing liabilities at fair value	4,681	1,399
Payable to Investment Funds	28,209	30,429
Payable to PennyMac Mortgage Investment Trust	160,712	162,379
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	74,850	74,315
Liability for mortgage loans eligible for repurchase	286,048	166,070
Liability for losses under representations and warranties	24,277	20,611
Total liabilities	3,445,467	2,442,944

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 22,189,337 and 21,990,831 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 50 and 51 shares, respectively	—	—
Additional paid-in capital	176,742	172,354
Retained earnings	118,120	98,470
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	294,864	270,826
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	875,989	791,524
Total stockholders' equity	1,170,853	1,062,350
Total liabilities and stockholders’ equity	$4,616,320	$3,505,294

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except earnings per share)

Revenue
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$132,118	$85,411	$225,594	$162,078
Recapture payable to PennyMac Mortgage Investment Trust	(1,915)	(1,456)	(3,867)	(2,745)
	130,203	83,955	221,727	159,333
Mortgage loan origination fees	28,907	24,421	51,341	41,103
Fulfillment fees from PennyMac Mortgage Investment Trust	19,111	15,333	32,046	28,199
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	92,770	66,867	184,097	116,968
From PennyMac Mortgage Investment Trust	16,427	12,136	27,880	22,806
From Investment Funds	723	153	1,424	1,121
Ancillary and other fees	10,818	11,850	22,270	23,035
	120,738	91,006	235,671	163,930
Amortization, impairment and change in fair value of mortgage servicing rights	(111,611)	(15,324)	(228,474)	(69,008)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	17,428	(7,133)	36,877	403
	(94,183)	(22,457)	(191,597)	(68,605)
Net mortgage loan servicing fees	26,555	68,549	44,074	95,325
Management fees:
From PennyMac Mortgage Investment Trust	5,199	5,779	10,551	12,782
From Investment Funds	531	1,184	1,091	2,670
	5,730	6,963	11,642	15,452
Carried Interest from Investment Funds	244	182	837	1,415
Net interest expense:
Interest income:
From non-affiliates	18,332	12,651	30,259	21,584
From PennyMac Mortgage Investment Trust	2,222	533	3,824	533
	20,554	13,184	34,083	22,117
Interest expense:
To non-affiliates	19,753	10,531	33,725	18,608
To PennyMac Mortgage Investment Trust	5,713	5,818	12,728	9,570
	25,466	16,349	46,453	28,178
Net interest expense	(4,912)	(3,165)	(12,370)	(6,061)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	229	(244)	143	(137)
Result of real estate acquired in settlement of loans	393	—	(42)	—
Other	1,346	357	1,809	2,036
Total net revenue	207,806	196,351	351,207	336,665
Expenses
Compensation	83,147	70,422	151,445	128,566
Servicing	13,430	28,603	34,317	38,338
Technology	7,733	6,490	14,580	11,428
Loan origination	4,910	4,148	9,096	8,499
Professional services	4,559	4,074	8,292	6,907
Other	9,769	7,815	19,080	14,890
Total expenses	123,548	121,552	236,810	208,628
Income before provision for income taxes	84,258	74,799	114,397	128,037
Provision for income taxes	9,963	8,619	13,559	14,733
Net income	74,295	66,180	100,838	113,304
Less: Net income attributable to noncontrolling interest	59,820	53,431	81,188	91,527
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$14,475	$12,749	$19,650	$21,777

Earnings per share
Basic	$0.66	$0.59	$0.89	$1.01
Diluted	$0.65	$0.59	$0.89	$1.01
Weighted average common shares outstanding
Basic	22,078	21,700	22,042	21,647
Diluted	76,280	76,105	76,236	76,063

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Class A Common Stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)

Balance at December 31, 2014	21,578	$2	$162,720	$51,242	$593,302	$807,266
Net income	—	—	—	21,777	91,527	113,304
Stock and unit-based compensation	72	—	2,452	—	6,146	8,598
Distributions	—	—	—	—	(9,627)	(9,627)
Issuance of common stock in settlement of directors' fees	8	—	149	—	—	149
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	133	—	2,432	—	(2,432)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(217)	—	—	(217)
Balance at June 30, 2015	21,791	$2	$167,536	$73,019	$678,916	$919,473

Balance at December 31, 2015	21,991	$2	$172,354	$98,470	$791,524	$1,062,350
Net income	—	—	—	19,650	81,188	100,838
Stock and unit-based compensation	93	—	2,119	—	5,917	8,036
Issuance of common stock in settlement of directors' fees	12	—	149	—	—	149
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	93	—	2,640	—	(2,640)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(520)	—	—	(520)
Balance at June 30, 2016	22,189	$2	$176,742	$118,120	$875,989	$1,170,853

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2016	2015
	(in thousands)

Cash flow from operating activities
Net income	$100,838	$113,304
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(221,727)	(159,333)
Accrual of servicing rebate payable to Investment Funds	148	1,114
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	191,597	68,605
Carried Interest from Investment Funds	(837)	(1,415)
Amortization of debt issuance costs and commitment fees relating to financing facilities	5,215	3,631
Capitalization of interest on mortgage loans held for sale at fair value	(13,513)	(4,745)
Accrual of interest on excess servicing spread financing	12,728	9,570
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(72)	275
Results of real estate acquired in settlement in loans	42	—
Stock and unit-based compensation expense	8,036	8,598
Provision for servicing advance losses	12,519	16,013
Depreciation and amortization	2,274	911
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(16,783,840)	(13,514,568)
Originations of mortgage loans held for sale	(2,730,709)	(2,052,648)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(703,464)	(531,842)
Purchase of commercial real estate loans from non-affiliates	(5,912)	—
Sale and principal payments of mortgage loans held for sale	19,176,697	15,619,191
Sale of loans held for sale to PennyMac Mortgage Investment Trust	8,139	10,828
Repurchase of mortgage loans and real estate acquired in settlement of loans subject to representations and warranties	(11,399)	(11,567)
Increase in servicing advances	(11,182)	(32,189)
Increase in receivable from Investment Funds	(120)	(971)
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(2,056)	9,175
Decrease in deferred tax asset	13,515	12,826
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(4,299)
Increase in other assets	(10,941)	(14,282)
Increase in accounts payable and accrued expenses	9,781	20,941
Decrease in payable to Investment Funds	(2,220)	(4,653)
(Decrease) increase in payable to PennyMac Mortgage Investment Trust	(2,332)	16,120
Net cash used in operating activities	(958,795)	(421,410)
Cash flow from investing activities
Decrease (increase) in short-term investments	5,256	(1,890)
Advance on note receivable from PennyMac Mortgage Investment Trust	—	(71,072)
Repayment of note receivable from PennyMac Mortgage Investment Trust	—	18,546
Purchase of mortgage servicing rights	(11)	(270,133)
Net settlement of derivative financial instruments used for hedging	138,801	(8,293)
Purchase of furniture, fixtures, equipment and building improvements	(14,459)	(2,277)
Acquisition of capitalized software	(3,342)	(860)
(Increase) decrease in margin deposits and restricted cash	(16,443)	19,932
Net cash provided by (used in) investing activities	109,802	(316,047)
Cash flow from financing activities
Sale of assets under agreements to repurchase	18,461,897	14,379,136
Repurchase of assets sold under agreements to repurchase	(18,037,356)	(13,937,711)
Issuance of mortgage loan participation certificates	10,843,858	7,937,026
Repayment of mortgage loan participation certificates	(10,341,436)	(7,884,705)
Advances on notes payable	68,000	129,012
Repayment of notes payable	(15,671)	(29,411)
Issuance of excess servicing spread financing	—	187,287
Repayment of excess servicing spread financing	(38,281)	(31,083)
Repurchase of excess servicing spread financing	(59,045)	—
Advances of obligations under capital lease	12,652	—
Repayment of obligation under capital lease	(3,345)	(5)
Payment of debt issuance costs	(4,037)	(3,990)
Distribution to Private National Mortgage Acceptance Company, LLC members	—	(9,627)
Net cash provided by financing activities	887,236	735,929
Net increase (decrease) in cash	38,243	(1,528)
Cash at beginning of period	105,472	76,256
Cash at end of period	$143,715	$74,728

The accompanying notes are an integral part of these consolidated financial statements.

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

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees (generally comprised of fulfillment fees, mortgage loan servicing fees, management fees and Carried Interest) and interest charged to these entities totaled 26% and 10% of total net revenue for the quarters ended June 30, 2016 and 2015, respectively, and 28% and 17% for the six months ended June 30, 2016 and 2015, respectively.

Note 3—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities

Following is a summary of mortgage lending and sourcing activity between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Fulfillment fee revenue	$19,111	$15,333	$32,046	$28,199
Unpaid principal balance of mortgage loans fulfilled for PMT	$5,174,020	$3,579,078	$8,433,383	$6,469,210

Sourcing fees paid to PMT	$2,824	$2,427	$4,773	$3,848
Unpaid principal balance of mortgage loans purchased from PMT	$9,409,399	$8,082,764	$15,905,121	$12,818,138

Proceeds from sale of mortgage loans held for sale to PMT	$3,424	$2,423	$8,139	$10,828
Tax service fee from PMT	$1,464	$1,113	$2,471	$2,002
Mortgage servicing rights and excess servicing spread recapture incurred	$1,915	$1,456	$3,867	$2,745
Mortgage banking and warehouse service fees paid by PMT	$1	$—	$2	$—

Mortgage Loan Servicing Activities

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Mortgage loans acquired for sale at fair value:
Base and supplemental	$79	$42	$135	$68
Activity-based	172	59	287	90
	251	101	422	158
Mortgage loans at fair value:
Base and supplemental	2,959	4,210	6,359	8,272
Activity-based	8,518	3,093	11,967	5,987
	11,477	7,303	18,326	14,259
Mortgage servicing rights:
Base and supplemental	4,583	4,627	8,927	8,253
Activity-based	116	105	205	136
	4,699	4,732	9,132	8,389
	$16,427	$12,136	$27,880	$22,806

Investment Management Activities

The base management fee and the performance incentive fee are both receivable quarterly in arrears. The performance incentive fee may be paid in cash or a combination of cash and PMT’s common shares (subject to a limit of no more than 50% paid in common shares), at PMT’s option.

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Base management	$5,199	$5,709	$10,551	$11,439
Performance incentive	—	70	—	1,343
	$5,199	$5,779	$10,551	$12,782

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

Expense Reimbursement

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Reimbursement of:
Common overhead incurred by the Company (1)	$2,435	$2,702	$4,996	$5,431
Expenses incurred on (the Company's) PMT's behalf	(169)	83	(114)	462
	$2,266	$2,785	$4,882	$5,893
Payments and settlements during the period (2)	$28,952	$24,114	$56,613	$46,866

(1)

For the quarter ended June 30, 2015, reimbursement of common overhead incurred by the Company included a discretionary waiver, in accordance with the terms of the management agreement, of $700,000 of overhead expenses otherwise allocable to PMT.  On December 15, 2015, the Company and PMT amended their management agreement to provide that the total overhead costs and expenses incurred by the Company in any quarter and reimbursable by PMT is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of such quarter, divided by four (4).

(2)

Payments and settlements include payments for operating, investment and financing activities itemized in this Note and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from and payable to PMT are summarized below:

	June 30,	December 31,
	2016	2015
	(in thousands)

Receivable from PMT:
Management fees	$5,200	$5,670
Servicing fees	9,154	3,682
Correspondent production fees	2,567	2,729
Fulfillment fees	1,890	1,082
Interest on note receivable	1,042	412
Conditional reimbursement	900	900
Allocated expenses	847	1,043
Expenses incurred on PMT's behalf	454	3,447
	$22,054	$18,965
Payable to PMT:
Deposits made by PMT to fund servicing advances	$148,337	$153,573
Mortgage servicing rights ("MSR") recapture payable	605	781
Other	11,770	8,025
	$160,712	$162,379

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. The Company received reimbursement payments from PMT totaling $73,000 and $230,000 for the quarter and six months ended June 30, 2015, respectively, and received no reimbursement from PMT during the six months ended June 30, 2016.

In the event a termination fee is payable to the Company under the management agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

Investing Activities

Following is a summary of investing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Note receivable from PennyMac Mortgage Investment Trust:
Interest income	$2,222	$533	$3,824	$533

Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received from PennyMac Mortgage Investment Trust	$36	$46	$71	$138
Change in fair value of investment in PennyMac Mortgage Investment Trust	193	(290)	72	(275)
	$229	$(244)	$143	$(137)

	June 30,	December 31,
	2016	2015
	(in thousands)

Note receivable from PennyMac Mortgage Investment Trust:	$150,000	$150,000
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,217	$1,145
Number of shares	75	75

Financing Activities

Following is a summary of financing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Excess servicing spread financing:
Issuance:
Cash	$—	$140,875	$—	$187,287
Pursuant to recapture agreement	$1,690	$1,319	$3,601	$2,565
Repayment	$(17,400)	$(18,352)	$(38,281)	$(31,083)
Repurchase	$—	$—	$(59,045)	$—
Change in fair value	$(17,428)	$(7,133)	$(36,877)	$403
Interest expense	$5,713	$5,818	$12,728	$9,570
Excess servicing spread recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread	$1,604	$1,456	$3,426	$2,745

Investment Funds

Amounts due from and payable to the Investment Funds are summarized below:

	June 30,	December 31,
	2016	2015
	(in thousands)

Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$42,430	$41,893
PNMAC Mortgage Opportunity Fund Investors, LLC	28,333	28,033
	$70,763	$69,926
Receivable from Investment Funds:
Management fees	$455	$655
Expense reimbursements	359	45
Mortgage loan servicing fees	247	392
Mortgage loan servicing rebate	227	224
	$1,288	$1,316
Payable to Investment Funds—Servicing advances	$28,209	$30,429

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by the Company to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $74.9 million and $74.3 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2016 and December 31, 2015, respectively. The Company made payments under the tax receivable agreement totaling $0 and $4.3 million during the quarter and six months ended June 30, 2015, respectively. There were no payments made during the six months ended June 30, 2016.

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

Potentially dilutive shares of common stock include non-vested unit and stock-based compensation awards and PennyMac Class A units. The Company applies the treasury stock method to determine the diluted weighted average shares of common stock outstanding represented by the non-vested unit and stock-based compensation awards. The diluted earnings per share calculation assumes the exchange of PennyMac Class A units for shares of common stock. Accordingly, earnings attributable to the Company’s common stockholders is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the income taxes that would be applicable to the shares of common stock assumed to be exchanged.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$14,475	$12,749	$19,650	$21,777
Weighted average shares of common stock outstanding	22,078	21,700	22,042	21,647
Basic earnings per share of common stock	$0.66	$0.59	$0.89	$1.01

Diluted earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$14,475	$12,749	$19,650	$21,777
Effect of net income attributable to PennyMac Class A units exchangeable to common stock, net of income taxes	35,433	31,925	48,040	54,688
Diluted net income attributable to common stockholders	$49,908	$44,674	$67,690	$76,465
Weighted average shares of common stock outstanding	22,078	21,700	22,042	21,647
Dilutive shares:
PennyMac Class A units exchangeable to common stock	54,021	53,620	54,032	53,592
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	—	650	—	714
Common shares issuable under stock-based compensation plan	181	135	162	110
Diluted weighted average shares of common stock outstanding	76,280	76,105	76,236	76,063
Diluted earnings per share of common stock	$0.65	$0.59	$0.89	$1.01

Potentially dilutive securities are excluded from the calculation of diluted earnings per share when their inclusion would be anti-dilutive. The following table summarizes the anti-dilutive weighted-average number of outstanding stock options and performance-based restricted stock units (“RSUs”) excluded from the calculation of diluted earnings per share:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands except for weighted-average exercise price)

Stock options (1)	2,795	1,875	2,450	1,635
Performance-based RSUs (2)	2,684	2,389	2,512	2,126
Total anti-dilutive stock-based compensation units	5,479	4,264	4,962	3,761
Weighted-average exercise price of anti-dilutive stock options (1)	$15.81	$18.17	$15.81	$18.17

(1)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were anti-dilutive.

(2)	Certain performance-based RSUs were outstanding but not included in the computation of diluted earnings per share due to performance thresholds not being achieved.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Cash flows:
Sales proceeds	$11,234,497	$9,853,346	$19,176,697	$15,619,191
Servicing fees received (1)	$60,623	$35,317	$119,103	$69,312
Net servicing advances	$(1,264)	$(5,248)	$(9,545)	$(8,955)

(1)	Net of guarantee fees paid to the Agencies.

	June 30,	December 31,
	2016	2015
	(in thousands)

Unpaid principal balance of mortgage loans outstanding at end of period	$71,436,178	$60,687,246
Delinquencies:
30-89 days	$1,796,640	$1,539,568
90 days or more:
Not in foreclosure	$434,899	$340,313
In foreclosure or bankruptcy	$347,221	$227,025
Foreclosed	$2,630	$755

The unpaid principal balance (“UPB”) of the Company’s mortgage loan servicing portfolio is summarized as follows:

	June 30, 2016
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)

Investor:
Non-affiliated entities	$117,787,996	$—	$117,787,996
Affiliated entities	—	51,958,636	51,958,636
Mortgage loans held for sale	1,971,903	—	1,971,903
	$119,759,899	$51,958,636	$171,718,535
Amount subserviced for the Company (1)	$12,375	$—	$12,375
Delinquent mortgage loans:
30 days	$2,621,050	$324,346	$2,945,396
60 days	788,609	117,638	906,247
90 days or more:
Not in foreclosure	1,340,898	640,677	1,981,575
In foreclosure or bankruptcy	638,916	910,346	1,549,262
Foreclosed	24,855	493,441	518,296
	$5,414,328	$2,486,448	$7,900,776
Custodial funds managed by the Company (2)	$3,163,812	$804,003	$3,967,815

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Mortgage loans are subserviced for the Company on a transitional basis when the Company has obtained the rights to service the mortgage loans but servicing of the loans has not yet transferred to the Company’s servicing system.

(2)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which is included in Interest income in the Company’s consolidated statements of income.

	December 31, 2015
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)

Investor:
Non-affiliated entities	$111,409,601	$—	$111,409,601
Affiliated entities	—	47,810,632	47,810,632
Mortgage loans held for sale	1,052,485	—	1,052,485
	$112,462,086	$47,810,632	$160,272,718
Amount subserviced for the Company (1)	$14,454	$—	$14,454
Delinquent mortgage loans:
30 days	$2,666,435	$349,859	$3,016,294
60 days	834,617	136,924	971,541
90 days or more:
Not in foreclosure	1,270,236	788,410	2,058,646
In foreclosure or bankruptcy	656,617	1,180,014	1,836,631
Foreclosed	23,372	542,031	565,403
	$5,451,277	$2,997,238	$8,448,515
Custodial funds managed by the Company (2)	$2,242,146	$502,751	$2,744,897

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers. Mortgage loans are subserviced for the Company on a transitional basis when the Company has obtained the rights to service the loans but servicing of the loans has not yet been transferred to the Company’s servicing system.

(2)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on custodial funds it manages on behalf of the mortgage loans’ investors, which is included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of mortgage loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	June 30,	December 31,
State	2016	2015
	(in thousands)

California	$40,010,729	$39,007,363
Texas	13,679,577	12,191,722
Virginia	11,194,022	9,816,114
Florida	10,897,536	9,709,940
Maryland	7,090,073	6,151,945
All other states	88,846,598	83,395,634
	$171,718,535	$160,272,718

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts.

	June 30, 2016			December 31, 2015
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)

Derivatives not subject to a master netting arrangement - IRLCs	$91,607	$—	$91,607	$45,885	$—	$45,885
Derivatives subject to a master netting arrangement:
Forward purchase contracts	125,358	—	125,358	4,181	—	4,181
Forward sale contracts	664	—	664	4,965	—	4,965
Mortgage-backed security ("MBS") put options	1,777	—	1,777	404	—	404
Put options on interest rate futures purchase contracts	1,618	—	1,618	1,832	—	1,832
Call options on interest rate futures purchase contracts	8,279	—	8,279	1,555	—	1,555
Netting	—	(104,761)	(104,761)	—	(8,542)	(8,542)
	137,696	(104,761)	32,935	12,937	(8,542)	4,395
	$229,303	$(104,761)	$124,542	$58,822	$(8,542)	$50,280

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not qualify for set off accounting.

	June 30, 2016				December 31, 2015
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)

Interest rate lock commitments	$91,607	$—	$—	$91,607	$45,885	$—	$—	$45,885
Fannie Mae	10,279	—	—	10,279	453	—	—	453
Barclays Capital	7,483	—	—	7,483	72	—	—	72
RJ O'Brien	7,341	—	—	7,341	2,246	—	—	2,246
Bank of America, N.A.	4,141	—	—	4,141	—	—	—	—
JP Morgan	2,661	—	—	2,661	—	—	—	—
Morgan Stanley Bank, N.A.	383	—	—	383	—	—	—	—
Wells Fargo Bank, N.A.	370	—	—	370	53	—	—	53
Goldman Sachs	125	—	—	125	471	—	—	471
Jefferies & Co.	—	—	—	—	888	—	—	888
Others	152	—	—	152	212	—	—	212
	$124,542	$—	$—	$124,542	$50,280	$—	$—	$50,280

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The mortgage loans sold under agreements to repurchase do not qualify for set off accounting.

	June 30, 2016			December 31, 2015
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)

Derivatives not subject to a master netting arrangement - IRLCs	$1,345	$—	$1,345	$2,112	$—	$2,112
Derivatives subject to a master netting arrangement:
Forward purchase contracts	119	—	119	9,004	—	9,004
Forward sale contracts	101,772	—	101,772	7,497	—	7,497
Put options on interest rate futures purchase contracts	2,070	—	2,070	203	—	203
Call options on interest rate futures purchase contracts	234	—	234	47	—	47
Netting	—	(101,806)	(101,806)	—	(9,780)	(9,780)
	104,195	(101,806)	2,389	16,751	(9,780)	6,971
Total derivatives	105,540	(101,806)	3,734	18,863	(9,780)	9,083
Mortgage loans sold under agreements to repurchase:
Amount outstanding	1,591,947	—	1,591,947	1,167,405	—	1,167,405
Unamortized debt issuance costs	(149)	—	(149)	(674)	—	(674)
	1,591,798	—	1,591,798	1,166,731	—	1,166,731
	$1,697,338	$(101,806)	$1,595,532	$1,185,594	$(9,780)	$1,175,814

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

	June 30, 2016				December 31, 2015
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated		Net amount	Net amount	consolidated		Net amount
	of liabilities	balance sheet		of liabilities	of liabilities	balance sheet		of liabilities
	in the		Cash	in the	in the		Cash	in the
	consolidated	Financial	collateral	consolidated	consolidated	Financial	collateral	consolidated
	balance sheet	instruments	pledged	balance sheet	balance sheet	instruments	pledged	balance sheet
	(in thousands)

Interest rate lock commitments	$1,345	$—	$—	$1,345	$2,112	$—	$—	$2,112
Bank of America, N.A.	372,742	(372,742)	—	—	271,130	(269,510)	—	1,620
Credit Suisse First Boston Mortgage Capital LLC	856,725	(855,962)	—	763	795,179	(794,470)	—	709
Morgan Stanley Bank, N.A.	168,200	(168,200)	—	—	49,763	(49,521)	—	242
Citibank, N.A.	157,201	(157,201)	—	—	55,948	(53,904)	—	2,044
Barclays Capital	37,842	(37,842)	—	—	—	—	—	—
Nomura	330	—	—	330	—	—	—	—
Raymond James & Associates	271	—	—	271	—	—	—	—
Cantor Fitzgerald LP	195	—	—	195	—	—	—	—
Bank of Oklahoma	497	—	—	497	135	—	—	135
Bank of New York Mellon	—	—	—	—	154	—	—	154
JP Morgan	—	—	—	—	672	—	—	672
BNP Paribas	—	—	—	—	738	—	—	738
Others	333	—	—	333	657	—	—	657
Unamortized debt issuance costs	(149)	149	—	—	(674)	674	—	—
	$1,595,532	$(1,591,798)	$—	$3,734	$1,175,814	$(1,166,731)	$—	$9,083

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

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, the Company is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these assets and liabilities and their fair values. Likewise, due to the general illiquidity of some of these assets and liabilities, subsequent transactions may be at values significantly different from those reported.

Fair Value Accounting Elections

Management identified all of its non-cash financial assets, its originated MSRs relating to loans with initial interest rates of more than 4.5%, purchased MSRs subject to excess servicing spread financing (“ESS”) and mortgage servicing liabilities (“MSLs”) to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also elected to account for its ESS at fair value as a means of hedging the related MSRs’ fair value risk.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets:
Short-term investments	$41,063	$—	$—	$41,063
Mortgage loans held for sale at fair value	—	2,059,059	38,079	2,097,138
Derivative assets:
Interest rate lock commitments	—	—	91,607	91,607
Forward purchase contracts	—	125,358	—	125,358
Forward sales contracts	—	664	—	664
MBS put options	—	1,777	—	1,777
Put options on interest rate futures purchase contracts	1,618	—	—	1,618
Call options on interest rate futures purchase contracts	8,279	—	—	8,279
Total derivative assets before netting	9,897	127,799	91,607	229,303
Netting	—	—	—	(104,761)
Total derivative assets	9,897	127,799	91,607	124,542
Investment in PennyMac Mortgage Investment Trust	1,217	—	—	1,217
Mortgage servicing rights at fair value	—	—	526,294	526,294
	$52,177	$2,186,858	$655,980	$2,790,254
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$294,551	$294,551
Derivative liabilities:
Interest rate lock commitments	—	—	1,345	1,345
Forward purchase contracts	—	119	—	119
Forward sales contracts	—	101,772	—	101,772
Put options on interest rate futures purchase contracts	2,070	—	—	2,070
Call options on interest rate futures purchase contracts	234	—	—	234
Total derivative liabilities before netting	2,304	101,891	1,345	105,540
Netting	—	—	—	(101,806)
Total derivative liabilities	2,304	101,891	1,345	3,734
Mortgage servicing liabilities	—	—	4,681	4,681
	$2,304	$101,891	$300,577	$302,966

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets:
Short-term investments	$46,319	$—	$—	$46,319
Mortgage loans held for sale at fair value	—	1,052,673	48,531	1,101,204
Derivative assets:
Interest rate lock commitments	—	—	45,885	45,885
Forward purchase contracts	—	4,181	—	4,181
Forward sales contracts	—	4,965	—	4,965
MBS put options	—	404	—	404
Put options on interest rate futures purchase contracts	1,832	—	—	1,832
Call options on interest rate futures purchase contracts	1,555	—	—	1,555
Total derivative assets before netting	3,387	9,550	45,885	58,822
Netting	—	—	—	(8,542)
Total derivative assets	3,387	9,550	45,885	50,280
Investment in PennyMac Mortgage Investment Trust	1,145	—	—	1,145
Mortgage servicing rights at fair value	—	—	660,247	660,247
	$50,851	$1,062,223	$754,663	$1,859,195
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$412,425	$412,425
Derivative liabilities:
Interest rate lock commitments	—	—	2,112	2,112
Forward purchase contracts	—	9,004	—	9,004
Forward sales contracts	—	7,497	—	7,497
Put options on interest rate futures purchase contracts	203	—	—	203
Call options on interest rate futures purchase contracts	47	—	—	47
Total derivative liabilities before netting	250	16,501	2,112	18,863
Netting	—	—	—	(9,780)
Total derivative liabilities	250	16,501	2,112	9,083
Mortgage servicing liabilities	—	—	1,399	1,399
	$250	$16,501	$415,936	$422,907

As shown above, all or a portion of the Company’s mortgage loans held for sale, IRLCs, MSRs, ESS and  MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for the quarters and six month periods ended June 30, 2016 and 2015:

	Quarter ended June 30, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)

Assets:
Balance, March 31, 2016	$33,030	$71,885	$594,403	$699,318
Purchases	142,912	—	—	142,912
Sales	(3,826)	—	—	(3,826)
Repayments	(10,617)	—	—	(10,617)
Interest rate lock commitments issued, net	—	102,755	—	102,755
Mortgage servicing rights resulting from mortgage loan sales	—	—	4,820	4,820
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(1,078)	—	—	(1,078)
Other factors	—	77,518	(72,929)	4,589
	(1,078)	77,518	(72,929)	3,511
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(122,342)	—	—	(122,342)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(161,896)	—	(161,896)
Balance, June 30, 2016	$38,079	$90,262	$526,294	$654,635
Changes in fair value recognized during the period relating to assets still held at June 30, 2016	$442	$90,262	$(72,929)	$17,775

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Quarter ended June 30, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)

Liabilities:
Balance, March 31, 2016	$321,976	$6,747	$328,723
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,690	—	1,690
Accrual of interest	5,713	—	5,713
Repayments	(17,400)	—	(17,400)
Changes in fair value included in income	(17,428)	(2,066)	(19,494)
Balance, June 30, 2016	$294,551	$4,681	$299,232
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2016	$(17,428)	$(2,066)	$(19,494)

	Quarter ended June 30, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)

Assets:
Balance, March 31, 2015	$83,684	$54,392	$361,413	$499,489
Purchases	400,705	—	206,996	607,701
Sales	(386,586)	—	—	(386,586)
Repayments	(11,610)	—	—	(11,610)
Interest rate lock commitments issued, net	—	61,365	—	61,365
Mortgage servicing rights resulting from mortgage loan sales	—	—	3,443	3,443
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	1,739	—	—	1,739
Other factors	746	(10,245)	9,417	(82)
	2,485	(10,245)	9,417	1,657
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(54,593)	—	—	(54,593)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(77,775)	—	(77,775)
Balance, June 30, 2015	$34,085	$27,737	$581,269	$643,091
Changes in fair value recognized during the period relating to assets still held at June 30, 2015	$481	$(10,245)	$9,417	$(347)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Quarter ended June 30, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)

Liabilities:
Balance, March 31, 2015	$222,309	$6,529	$228,838
Issuance of excess servicing spread financing:
For cash	140,875	—	140,875
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,319	—	1,319
Mortgage servicing liabilities resulting from mortgage loan sales	—	9,156	9,156
Accrual of interest	5,818	—	5,818
Repayments	(18,352)	—	(18,352)
Changes in fair value included in income	7,133	(3,894)	3,239
Balance, June 30, 2015	$359,102	$11,791	$370,893
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2015	$7,133	$(3,894)	$3,239

	Six months ended June 30, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)

Assets:
Balance, December 31, 2015	$48,531	$43,773	$660,247	$752,551
Purchases	488,798	—	11	488,809
Sales	(278,318)	—	—	(278,318)
Repayments	(19,858)	—	—	(19,858)
Interest rate lock commitments issued, net	—	181,218	—	181,218
Mortgage servicing rights resulting from mortgage loan sales	—	—	9,288	9,288
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	691	—	—	691
Other factors	—	149,188	(143,252)	5,936
	691	149,188	(143,252)	6,627
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(201,765)	—	—	(201,765)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(283,917)	—	(283,917)
Balance, June 30, 2016	$38,079	$90,262	$526,294	$654,635
Changes in fair value recognized during the period relating to assets still held at June 30, 2016	$860	$90,262	$(143,252)	$(52,130)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Six months ended June 30, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)

Liabilities:
Balance, December 31, 2015	$412,425	$1,399	$413,824
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	3,601	—	3,601
Accrual of interest	12,728	—	12,728
Repurchase	(59,045)	—	(59,045)
Repayments	(38,281)	—	(38,281)
Mortgage servicing liabilities resulting from mortgage loan sales	—	5,409	5,409
Changes in fair value included in income	(36,877)	(2,127)	(39,004)
Balance, June 30, 2016	$294,551	$4,681	$299,232
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2016	$(29,667)	$(2,127)	$(31,794)

	Six months ended June 30, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)

Assets:
Balance December 31, 2014	$209,908	$32,401	$325,383	$567,692
Purchases	466,285	—	270,133	736,418
Sales	(511,854)	—	—	(511,854)
Repayments	(20,002)	—	—	(20,002)
Interest rate lock commitments issued, net	—	144,145	—	144,145
Mortgage servicing rights resulting from mortgage loan sales	—	—	6,118	6,118
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	4,054	—	—	4,054
Other factors	(791)	(10,292)	(20,365)	(31,448)
	3,263	(10,292)	(20,365)	(27,394)
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(113,515)	—	—	(113,515)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(138,517)	—	(138,517)
Balance, June 30, 2015	$34,085	$27,737	$581,269	$643,091
Changes in fair value recognized during the period relating to assets still held at June 30, 2015	$906	$(10,292)	$(20,365)	$(29,751)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies.

	Six months ended June 30, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)

Liabilities:
Balance December 31, 2014	$191,166	$6,306	$197,472
Issuance of excess servicing spread financing:
For cash	187,287	—	187,287
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,565	—	2,565
Mortgage servicing liabilities resulting from mortgage loan sales	—	12,084	12,084
Accrual of interest	9,570	—	9,570
Repayments	(31,083)	—	(31,083)
Changes in fair value included in income	(403)	(6,599)	(7,002)
Balance, June 30, 2015	$359,102	$11,791	$370,893
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2015	$(403)	$(6,599)	$(7,002)

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

Financial Statement Items Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for financial statement items carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended June 30,
	2016			2015
	Net gains on			Net gains on
	mortgage	Net mortgage		mortgage	Net mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)

Assets:
Mortgage loans held for sale at fair value	$164,527	$—	$164,527	$68,503	$—	$68,503
Mortgage servicing rights at fair value	—	(72,929)	(72,929)	—	9,417	9,417
	$164,527	$(72,929)	$91,598	$68,503	$9,417	$77,920
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$17,428	$17,428	$—	$(7,133)	$(7,133)
Mortgage servicing liabilities at fair value	—	2,066	2,066	—	3,894	3,894
	$—	$19,494	$19,494	$—	$(3,239)	$(3,239)

	Six months ended June 30,
	2016			2015
	Net gains on	Net		Net gains on	Net
	mortgage	mortgage		mortgage	mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)

Assets:
Mortgage loans held for sale at fair value	$300,608	$—	$300,608	$149,817	$—	$149,817
Mortgage servicing rights at fair value	—	(143,252)	(143,252)	—	(20,365)	(20,365)
	$300,608	$(143,252)	$157,356	$149,817	$(20,365)	$129,452
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$36,877	$36,877	$—	$403	$403
Mortgage servicing liabilities at fair value	—	2,127	2,127	—	6,599	6,599
	$—	$39,004	$39,004	$—	$7,002	$7,002

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	June 30, 2016
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)

Mortgage loans held for sale:
Current through 89 days delinquent	$2,076,718	$1,951,046	$125,672
90 days or more delinquent:
Not in foreclosure	12,924	12,882	42
In foreclosure	7,496	7,975	(479)
	$2,097,138	$1,971,903	$125,235

	December 31, 2015
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)

Mortgage loans held for sale:
Current through 89 days delinquent	$1,068,548	$1,016,314	$52,234
90 days or more delinquent:
Not in foreclosure	26,399	26,999	(600)
In foreclosure	6,257	6,598	(341)
	$1,101,204	$1,049,911	$51,293

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were measured at fair value on a nonrecurring basis during the periods presented:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$764,634	$764,634
Real estate acquired in settlement of loans	—	—	948	948
	$—	$—	$765,582	$765,582

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$202,991	$202,991
	$—	$—	$202,991	$202,991

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Mortgage servicing rights at lower of amortized cost or fair value	$(72,647)	$13,566	$(149,720)	$(18,126)
Real estate acquired in settlement of loans	393	—	(42)	—
	$(72,254)	$13,566	$(149,762)	$(18,126)

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

The Company’s borrowings carried at amortized cost do not have observable inputs and the fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” fair value financial statement items due to the lack of observable inputs to estimate their fair values.

The Company has concluded that the fair value of the receivables from and payables to the Advised Entities and the Note receivable from PMT approximates the carrying value due to their short terms and/or variable interest rates.

Valuation Techniques and Inputs

Most of the Company’s financial assets, a portion of its MSRs and its ESS financing and MSLs are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs, ESS and MSLs are “Level 3” fair value financial statement items which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value financial statement items, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s chief executive, financial, operating, risk, business development and asset/liability management officers.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	June 30, 2016	December 31, 2015
Discount rate
Range	2.5% – 8.1%	2.5% – 9.1%
Weighted average	3.2%	2.8%
Twelve-month projected housing price index change
Range	2.3% – 4.8%	1.8% – 5.0%
Weighted average	4.0%	3.7%
Voluntary prepayment / resale speed (1)
Range	0.4% – 21.4%	0.6% – 20.1%
Weighted average	17.0%	16.6%
Total prepayment speed (2)
Range	0.7% – 38.6%	0.7% – 37.6%
Weighted average	30.4%	30.9%

(1)Voluntary prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(2)Total prepayment speed is measured using Life Total CPR.

Changes in fair value attributable to changes in instrument specific credit risk are measured by reference to the change in the respective mortgage loan’s delinquency status and performance history at period end from the later of the beginning of the period or acquisition date. Changes in fair value of mortgage loans held for sale are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the IRLC, the principal and interest payment cash flows that have decreased in fair value.  Changes in fair value of IRLCs are included in Net gains on mortgage loans held for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of IRLCs:

Key inputs	June 30, 2016	December 31, 2015
Pull-through rate
Range	37.1% – 100.0%	54.1% – 100.0%
Weighted average	84.9%	90.1%
Mortgage servicing rights value expressed as:
Servicing fee multiple
Range	1.2 – 5.5	1.0 – 5.8
Weighted average	4.0	4.4
Percentage of unpaid principal balance
Range	0.2% – 2.6%	0.2% – 3.8%
Weighted average	1.1%	1.5%

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

Following are the key “Level 3” fair value inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended June 30,
	2016		2015
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)

MSR and pool characteristics:
Amount recognized	$4,820	$127,652	$3,443	$125,561
Unpaid principal balance of underlying mortgage loans	$400,433	$10,370,549	$280,613	$8,762,024
Weighted average servicing fee rate (in basis points)	33	29	34	36
Key inputs:
Pricing spread (1)
Range	7.2% – 9.5%	7.2% – 14.4%	7.0% – 13.4%	6.8% – 15.7%
Weighted average	8.7%	8.9%	9.9%	9.0%
Annual total prepayment speed (2)
Range	3.3% – 45.1%	3.9% – 50.9%	7.7% – 46.0%	7.7% – 34.0%
Weighted average	12.2%	9.8%	10.2%	8.3%
Life (in years)
Range	1.6 – 11.8	1.3 – 11.8	1.5 – 7.3	2.1 – 7.3
Weighted average	6.7	7.7	6.6	7.0
Per-loan annual cost of servicing
Range	$68 – $105	$68 – $106	$59 – $82	$59 – $82
Weighted average	$89	$90	$74	$75

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs.

(2)	Prepayment speed is measured using Life Total CPR.

	Six months ended June 30,
	2016		2015
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)

MSR and pool characteristics:
Amount recognized	$9,288	$223,966	$6,118	$192,842
Unpaid principal balance of underlying mortgage loans	$768,240	$17,354,721	$522,130	$13,899,109
Weighted average servicing fee rate (in basis points)	33	31	33	35
Key inputs:
Pricing spread (1)
Range	7.2% – 9.8%	7.2% – 14.4%	7.0% – 14.4%	6.8% – 15.9%
Weighted average	8.7%	8.9%	10.3%	9.3%
Annual total prepayment speed (2)
Range	3.3% – 52.3%	3.8% – 50.9%	7.7% – 62.4%	7.6% – 39.4%
Weighted average	12.7%	10.3%	11.0%	8.5%
Life (in years)
Range	1.3 – 11.8	1.3 – 11.9	1.1 – 7.3	1.8 – 7.3
Weighted average	6.5	7.5	6.4	7.0
Per-loan annual cost of servicing
Range	$68 – $105	$68 – $106	$59 – $82	$59 – $82
Weighted average	$85	$87	$74	$75

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

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs at period end and the effect on fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	June 30, 2016		December 31, 2015
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)

MSR and pool characteristics:
Carrying value	$526,294	$764,634	$660,247	$751,688
Unpaid principal balance of underlying mortgage loans	$49,376,858	$67,659,946	$54,182,477	$56,420,227
Weighted average note interest rate	4.1%	3.8%	4.1%	3.8%
Weighted average servicing fee rate (in basis points)	32	32	32	32
Key inputs:
Pricing spread (1)
Range	7.6% – 14.4%	7.6% – 14.4%	7.2% – 14.1%	7.2% – 12.8%
Weighted average	8.8%	9.2%	8.9%	8.9%
Effect on fair value of (2):
5% adverse change	$(8,472)	$(12,998)	$(11,115)	$(13,467)
10% adverse change	$(16,665)	$(25,551)	$(21,857)	$(26,472)
20% adverse change	$(32,268)	$(49,405)	$(42,293)	$(51,183)
Average life (in years)
Range	1.6 – 8.9	1.3 – 9.2	1.9 – 9.0	1.8 – 9.1
Weighted average	6.0	6.3	6.9	7.4
Prepayment speed (3)
Range	6.8% – 38.6%	6.8% – 53.1%	5.3% – 43.8%	5.7% – 46.7%
Weighted average	12.7%	12.8%	9.7%	9.5%
Effect on fair value of (2):
5% adverse change	$(11,946)	$(18,312)	$(12,475)	$(14,360)
10% adverse change	$(23,401)	$(35,830)	$(24,499)	$(28,197)
20% adverse change	$(44,946)	$(68,674)	$(47,286)	$(54,406)
Annual per-loan cost of servicing
Range	$78 – $105	$79 – $106	$68 – $97	$68 – $95
Weighted average	$96	$94	$86	$84
Effect on fair value of (2):
5% adverse change	$(6,393)	$(6,680)	$(6,812)	$(5,725)
10% adverse change	$(12,785)	$(13,361)	$(13,624)	$(11,451)
20% adverse change	$(25,570)	$(26,722)	$(27,247)	$(22,901)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the mortgage loans underlying the ESS, thereby increasing its fair value, which is owed to PMT. Increases in the fair value of ESS decrease income and are included in Net mortgage loan servicing fees.

Interest expense for ESS is accrued using the interest method based upon the expected cash flows from the ESS through the expected life of the underlying mortgage loans. Other changes in fair value are recorded in Amortization, impairment and change in fair value of mortgage servicing rights.

Following are the key inputs used in estimating the fair value of ESS:

	June 30,	December 31,
	2016	2015

Carrying value (in thousands)	$294,551	$412,425
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$36,151,940	$51,966,405
Average servicing fee rate (in basis points)	34	32
Average excess servicing spread (in basis points)	19	17
Key inputs:
Pricing spread (1)
Range	4.7% – 5.9%	4.8% – 6.5%
Weighted average	5.5%	5.7%
Average life (in years)
Range	1.6 – 8.9	1.4 – 9.0
Weighted average	6.2	6.9
Annualized prepayment speed (2)
Range	6.8% – 37.3%	5.2% – 52.4%
Weighted average	12.5%	9.6%

(1)The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)Prepayment speed is measured using Life Total CPR.

Note 8—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	June 30,	December 31,
	2016	2015
	(in thousands)

Government-insured or guaranteed	$1,947,944	$992,805
Conventional conforming	109,744	59,868
Jumbo	1,371	—
Delinquent mortgage loans purchased from Ginnie Mae pools serviced by the Company	28,745	42,600
Mortgage loans repurchased pursuant to representations and warranties	9,334	5,931
	$2,097,138	$1,101,204
Fair value of mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,302,339	$833,748
Mortgage loan participation and sale agreement	769,629	245,741
	$2,071,968	$1,079,489

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2016			December 31, 2015
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)

Derivatives not designated as hedging instruments:
Interest rate lock commitments	3,868,230	$91,607	$1,345	3,487,366	$45,885	$2,112
Forward purchase contracts	13,510,863	125,358	119	5,254,293	4,181	9,004
Forward sales contracts	13,614,196	664	101,772	6,230,811	4,965	7,497
MBS put options	3,550,000	1,777	—	1,275,000	404	—
Put options on interest rate futures purchase contracts	1,000,000	1,618	2,070	1,650,000	1,832	203
Call options on interest rate futures purchase contracts	452,100	8,279	234	600,000	1,555	47
Total derivatives before netting		229,303	105,540		58,822	18,863
Netting		(104,761)	(101,806)		(8,542)	(9,780)
		$124,542	$3,734		$50,280	$9,083
Deposits placed with (received from) derivative counterparties, net		$2,955			$(1,238)

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended June 30, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)

Forward purchase contracts	9,464,470	46,870,345	(42,823,952)	13,510,863
Forward sale contracts	10,418,906	56,521,979	(53,326,689)	13,614,196
MBS put options	1,375,000	6,750,000	(4,575,000)	3,550,000
Put options on interest rate futures purchase contracts	1,750,000	1,650,000	(2,400,000)	1,000,000
Call options on interest rate futures purchase contracts	3,937,500	—	(3,485,400)	452,100

	Quarter ended June 30, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)

Forward purchase contracts	5,124,867	25,739,853	(24,662,302)	6,202,418
Forward sale contracts	7,464,527	37,634,838	(35,309,801)	9,789,564
MBS put options	450,000	457,500	(580,000)	327,500
MBS call options	—	160,000	—	160,000
Put options on interest rate futures purchase contracts	1,470,500	2,284,500	(1,735,500)	2,019,500
Call options on interest rate futures purchase contracts	870,000	2,170,000	(2,015,000)	1,025,000
Put options on interest rate futures sale contracts	100,000	—	(100,000)	—

	Six months ended June 30, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)

Forward purchase contracts	5,254,293	77,682,720	(69,426,150)	13,510,863
Forward sale contracts	6,230,811	95,918,405	(88,535,020)	13,614,196
MBS put options	1,275,000	9,450,000	(7,175,000)	3,550,000
Put options on interest rate futures purchase contracts	1,650,000	4,675,000	(5,325,000)	1,000,000
Call options on interest rate futures purchase contracts	600,000	3,637,500	(3,785,400)	452,100

	Six months ended June 30, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)

Forward purchase contracts	2,634,218	45,375,703	(41,807,503)	6,202,418
Forward sale contracts	3,901,851	64,375,110	(58,487,397)	9,789,564
MBS put options	340,000	1,242,500	(1,255,000)	327,500
MBS call options	—	160,000	—	160,000
Put options on interest rate futures purchase contracts	755,000	3,825,000	(2,560,500)	2,019,500
Call options on interest rate futures purchase contracts	630,000	2,915,000	(2,520,000)	1,025,000
Put options on interest rate futures sale contracts	50,000	50,000	(100,000)	—
Call options on interest rate futures sales contracts	—	35,100	(35,100)	—

Following are the gains and (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Hedged item	Income statement line	2016	2015	2016	2015
		(in thousands)

Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale	$(48,943)	$45,029	$(118,119)	$19,241
Mortgage servicing rights	Net mortgage loan servicing fees	$64,948	$(28,317)	$123,668	$(11,196)

Note 10—Mortgage Servicing Rights

Carried at Fair Value

The activity in MSRs carried at fair value is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Balance at beginning of period	$594,403	$361,413	$660,247	$325,383
Additions:
Purchases	—	206,996	11	270,133
Mortgage servicing rights resulting from mortgage loan sales	4,820	3,443	9,288	6,118
	4,820	210,439	9,299	276,251
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(51,855)	26,308	(100,731)	8,593
Other changes in fair value (2)	(21,074)	(16,891)	(42,521)	(28,958)
Total change in fair value	(72,929)	9,417	(143,252)	(20,365)
Balance at end of period	$526,294	$581,269	$526,294	$581,269

	June 30,	December 31,
	2016	2015
Fair value of mortgage servicing rights pledged to secure:
Assets sold under agreements to repurchase	$418,257	$37,705
Note payable	107,160	20,881
	$525,417	$58,586

(1)	Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes interest rates.
(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Amortized cost:
Balance at beginning of period	$866,989	$470,490	$798,925	$415,245
Mortgage servicing rights resulting from mortgage loan sales	127,652	125,561	223,966	192,842
Amortization	(33,050)	(14,493)	(61,300)	(26,529)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary-impairment	—	—	—	—
Balance at end of period	961,591	581,558	961,591	581,558

Valuation allowance:
Balance at beginning of period	(124,310)	(41,492)	(47,237)	(9,800)
Additions	(72,647)	14,175	(149,720)	(17,517)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary-impairment	—	—	—	—
Balance at end of period	(196,957)	(27,317)	(196,957)	(27,317)
Mortgage servicing rights, net	$764,634	$554,241	$764,634	$554,241
Fair value of mortgage servicing rights at beginning of period	$743,062	$437,824	$766,345	$416,802
Fair value of mortgage servicing rights at end of period	$764,634	$569,969

	June 30,	December 31,
	2016	2015
Fair value of mortgage servicing rights pledged to secure:
Assets sold under agreements to repurchase	$739,763	$744,974
Note payable	20,520	—
	$760,283	$744,974

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This estimate was developed with the inputs applicable to the June 30, 2016 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve month period ending June 30,	amortization
(in thousands)

2017	$139,642
2018	114,718
2019	97,719
2020	84,154
2021	73,351
Thereafter	452,007
$961,591

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the Company’s consolidated statements of income. The fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Contractual servicing fees	$92,770	$66,867	$184,097	$116,968
Ancillary and other fees:
Late charges	1,346	1,467	2,881	3,118
Other	476	691	860	1,402
	$94,592	$69,025	$187,838	$121,488

Mortgage Servicing Liabilities Carried at Fair Value

The activity in mortgage servicing liabilities carried at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Balance at beginning of period	$6,747	$6,529	$1,399	$6,306
Mortgage servicing liabilities resulting from mortgage loan sales	—	9,156	5,409	12,084
Change in fair value	(2,066)	(3,894)	(2,127)	(6,599)
Balance at end of period	$4,681	$11,791	$4,681	$11,791

Note 11—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Balance at beginning of period	$70,519	$68,531	$69,926	$67,298
Carried Interest recognized during the period	244	182	837	1,415
Proceeds received during the period	—	—	—	—
Balance at end of period	$70,763	$68,713	$70,763	$68,713

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

Note 12—Borrowings

The borrowing facilities described throughout this Note 12 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2016.

Assets Sold Under Agreement to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value or MSRs. Eligible mortgage loans and participation certificates secured by MSRs are sold at advance rates based on the fair value of the assets sold. Interest is charged at a rate based on the buyer’s overnight cost of funds rate for two agreements and on LIBOR for the other four agreements. Mortgage loans and MSRs financed under these agreements may be re-pledged by the lenders.

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

During the period:
Average balance of assets sold under agreements to repurchase	$1,352,401	$819,988	$1,195,987	$719,003
Weighted average interest rate (1)	3.06%	1.80%	2.87%	1.80%
Total interest expense	$12,252	$4,758	$20,912	$8,498
Maximum daily amount outstanding	$1,803,371	$1,264,046	$1,863,455	$1,264,046

	June 30,	December 31,
	2016	2015
	(dollars in thousands)

Carrying value:
Unpaid principal balance	$1,591,947	$1,167,405
Unamortized debt issuance costs	(149)	(674)
	$1,591,798	$1,166,731
Unused amount (2)	$415,053	$40,178
Fair value of assets securing repurchase agreements
Mortgage loans held for sale	$1,302,339	$833,748
Mortgage servicing rights	1,158,020	782,679
	$2,460,359	$1,616,427
Weighted average interest rate	2.68%	2.50%
Margin deposits placed with counterparties (3)	$2,500	$2,500

(1)

Excludes the effect of amortization of commitment fees totaling $1.8 million and $1.0 million for the quarters ended June 30, 2016 and 2015, respectively, and $3.6 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively.

(2)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets sold.

(3)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2016	Balance
(in thousands)

Within 30 days	$56,338
Over 30 to 90 days	1,535,033
Over 90 days	576
1,591,947
Unamortized debt issuance costs	(149)
Total loans sold under agreements to repurchase	$1,591,798
Weighted average maturity (in months)	1.8

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of June 30, 2016:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)

Credit Suisse First Boston Mortgage Capital LLC	$754,830	September 27, 2016	September 27, 2016
Credit Suisse First Boston Mortgage Capital LLC	$43,002	September 8, 2016	March 30, 2017
Bank of America, N.A.	$40,601	September 22, 2016	March 28, 2017
Morgan Stanley Bank, N.A.	$15,071	August 24, 2016	August 26, 2016
Citibank, N.A.	$13,851	August 8, 2016	October 20, 2016
Barclays Bank PLC	$3,931	September 22, 2016	December 2, 2016

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

Mortgage Loan Participation and Sale Agreements

Certain of the borrowing facilities secured by mortgage loans held for sale are in the form of mortgage loan and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to the lender pending the securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation and sale agreement is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

During the period:
Average balance	$189,363	$162,150	$178,460	$144,484
Weighted average interest rate (1)	1.69%	1.43%	1.68%	1.43%
Total interest expense	$917	$651	$1,698	$1,239
Maximum daily amount outstanding	$737,319	$199,572	$737,319	$199,572

	June 30,	December 31,
	2016	2015
	(dollars in thousands)

Carrying value:
Unpaid principal balance	$737,319	$234,898
Unamortized debt issuance costs	(143)	(26)
	$737,176	$234,872
Weighted average interest rate	1.71%	1.45%
Fair value of mortgage loans pledged to secure mortgage loan participation and sale agreement	$769,629	$245,741

(1)

Excludes the effect of amortization of facility fees totaling $107,000 and $63,000 for the quarters ended June 30, 2016 and 2015, respectively, and $185,000 and $130,000 for the six months ended June 30, 2016 and 2015, respectively.

Notes Payable

The Company entered into a revolving credit agreement classified as a note payable, dated as of December 30, 2015, pursuant to which the lenders have agreed to make revolving loans in an amount not to exceed $100,000,000. Interest on the note payable accrues at an annual rate of interest equal to, at the election of the Company, either LIBOR plus the applicable contract margin or an alternate base rate.  The maturity date of the note payable is 364 days following the date of the revolving credit agreement. The proceeds of the loans are to be used solely for working capital and general corporate purposes of the Company and its subsidiaries.

As of June 30, 2016, a second note payable is secured by MSRs relating to certain mortgage loans in the Company’s servicing portfolio.  Interest is charged at a rate based on LIBOR plus the applicable contract margin.

Notes payable are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

During the period:
Average balance	$121,941	$214,618	$103,554	$178,152
Weighted average interest rate (1)	4.53%	3.00%	4.47%	2.98%
Total interest expense	$2,291	$2,463	$3,889	$4,098
Maximum daily amount outstanding	$128,849	$257,000	$128,849	$257,000

	June 30,	December 31,
	2016	2015
	(in thousands)

Carrying value:
Unpaid principal balance	$115,006	$62,677
Unamortized debt issuance costs	(771)	(1,541)
	$114,235	$61,136
Unused amount	$84,994	$57,328
Assets pledged to secure notes payable:
Mortgage servicing rights	$127,680	$20,881
Cash	$124,026	$93,757
Carried Interest	$70,763	$69,296

(1)	Excluding the effect of amortization of debt issuance costs totaling $0.9 million and $1.5 million during the quarter and six months ended June 30, 2016.

Obligations under Capital Lease

In December 2015, the Company entered into a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on December 9, 2019 and bears interest at a spread over one month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

During the period:
Average balance	$17,566	$—	$15,641	$—
Weighted average interest rate	2.44%	—%	2.44%	—%
Total interest expense	$161	$—	$224	$—
Maximum daily amount outstanding	$24,720	$—	$24,720	$—

	June 30,	December 31,
	2016	2015
	(in thousands)

Unpaid principal balance	$22,886	$13,579
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$27,240	$14,034
Capitalized software	$986	$783

Excess Servicing Spread Financing

In conjunction with the Company’s purchase from non-affiliates of certain MSRs relating to pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements with PMT. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained a fixed base servicing fee and all ancillary income associated with servicing the mortgage loans. The Company continues to be the servicer of the mortgage loans and provides all servicing functions, including the responsibility to make servicing advances.

Following is a summary of ESS:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Balance at beginning of period	$321,976	$222,309	$412,425	$191,166
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust:
For cash	—	140,875	—	187,287
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,690	1,319	3,601	2,565
Accrual of interest	5,713	5,818	12,728	9,570
Repayment	(17,400)	(18,352)	(38,281)	(31,083)
Repurchase (1)	—	—	(59,045)	—
Change in fair value	(17,428)	7,133	(36,877)	(403)
Balance at end of period	$294,551	$359,102	$294,551	$359,102

(1)

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

Note 13—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Balance at beginning of period	$22,209	$14,689	$20,611	$13,259
Provision for losses on mortgage loans sold	2,286	1,748	4,368	3,243
Incurred losses	(218)	(180)	(702)	(245)
Balance at end of period	$24,277	$16,257	$24,277	$16,257
Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$72,151,175	$44,794,166

Note 14—Income Taxes

The Company’s effective tax rates were 11.8% and 11.5% for the quarters ended June 30, 2016 and 2015, respectively, and 11.9% and 11.5% for the six months ended June 30, 2016 and 2015, respectively. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s shares, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase the Company’s effective income tax rate.

Note 15—Noncontrolling Interest

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Net income attributable to PennyMac Financial Services, Inc. common stockholders	$14,475	$12,749	$19,650	$21,777
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A stock of PennyMac Financial Services, Inc.	$2,039	$1,640	$2,640	$2,432
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC for Class A stock of PennyMac Financial Services, Inc.	90	89	93	133

	June 30,	December 31,
	2016	2015
Percentage of noncontrolling interest in Private National Mortgage Acceptance Company, LLC	70.9%	71.1%

Note 16—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

From non-affiliates:
Cash (loss) gain:
Mortgage loans	$20,830	$(38,944)	$42,231	$(36,214)
Hedging activities	(77,593)	17,995	(150,133)	(334)
	(56,763)	(20,949)	(107,902)	(36,548)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	132,472	129,004	233,254	198,960
Mortgage servicing liabilities resulting from mortgage loan sales	—	(9,156)	(5,409)	(12,084)
Provision for losses relating to representations and warranties on loans sold	(2,286)	(1,748)	(4,368)	(3,243)
Change in fair value relating to mortgage loans and hedging derivatives held at period end:
Interest rate lock commitments	18,377	(26,654)	46,488	(4,663)
Mortgage loans	11,669	(12,120)	31,517	81
Hedging derivatives	28,649	27,034	32,014	19,575
	132,118	85,411	225,594	162,078
Recapture payable to PennyMac Mortgage Investment Trust	(1,915)	(1,456)	(3,867)	(2,745)
	$130,203	$83,955	$221,727	$159,333

Note 17—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Interest income:
From non-affiliates:
Short-term investments	$284	$204	$456	$334
Mortgage loans held for sale at fair value	13,262	11,718	23,743	20,139
Custodial funds	4,786	729	6,060	1,111
	18,332	12,651	30,259	21,584
From PennyMac Mortgage Investment Trust—Note receivable	2,222	533	3,824	533
	20,554	13,184	34,083	22,117

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	12,252	4,758	20,912	8,498
Mortgage loan participation and sale agreement	917	651	1,698	1,239
Notes payable	2,291	2,463	3,889	4,098
Obligations under capital lease	161	—	224	—
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	3,422	1,676	5,527	3,200
Interest on mortgage loan impound deposits	710	983	1,475	1,573
	19,753	10,531	33,725	18,608
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	5,713	5,818	12,728	9,570
	25,466	16,349	46,453	28,178
	$(4,912)	$(3,165)	$(12,370)	$(6,061)

Note 18—Stock-based Compensation

Following is a summary of the stock-based compensation expense by type of instrument awarded:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Performance-based RSUs	$1,644	$2,474	$4,433	$4,345
Stock options	1,423	1,516	2,503	2,996
Time-based RSUs	641	602	1,348	1,137
Exchangeable PNMAC units	18	58	43	120
	$3,726	$4,650	$8,327	$8,598

Following is a summary of equity award activity:

	Quarter ended June 30, 2016
	Performance-	Stock	Time-based	Exchangeable
	based RSUs	options	RSUs	PNMAC units
	(in thousands)

March 31, 2016	2,686	2,799	454	76,057
Granted	—	—	—	52
Vested	—	—	(49)	—
Exercised	—	—	—	—
Forfeited or canceled	(13)	(13)	(7)	—
June 30, 2016	2,673	2,786	398	76,109

	Quarter ended June 30, 2015
	Performance-	Stock	Time-based	Exchangeable
	based RSUs	options	RSUs	PNMAC units
	(in thousands)

March 31, 2015	2,398	1,881	289	75,971
Granted	—	—	32	44
Vested	—	—	(40)	—
Exercised	—	—	—	—
Forfeited or canceled	(17)	(12)	(5)	—
June 30, 2015	2,381	1,869	276	76,015

	Six months ended June 30, 2016
	Performance-	Stock	Time-based	Exchangeable
	based RSUs	options	RSUs	PNMAC units
	(in thousands)

December 31, 2015	2,351	1,845	271	76,029
Granted	813	962	251	80
Vested		—	(115)	—
Exercised	—	—	—	—
Forfeited or canceled	(491)	(21)	(9)	—
June 30, 2016	2,673	2,786	398	76,109

	Six months ended June 30, 2015
	Performance-	Stock	Time-based	Exchangeable
	based RSUs	options	RSUs	PNMAC units
	(in thousands)

December 31, 2015	1,257	1,167	202	75,936
Granted	1,143	715	150	79
Vested	—	—	(71)	—
Exercised	—	—	—	—
Forfeited or canceled	(19)	(13)	(5)	—
June 30, 2015	2,381	1,869	276	76,015

Note 19—Supplemental Cash Flow Information

	Six months ended June 30,
	2016	2015
	(in thousands)

Cash paid for interest	$44,065	$27,231
Cash paid for income taxes	$43	$1,907
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$233,254	$198,960
Mortgage servicing liabilities resulting from mortgage loan sales	$5,409	$12,084
Non-cash financing activity:
Transfer of excess servicing spread to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$3,601	$2,565
Issuance of common stock in settlement of director fees	$149	$149

Note 20—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of liquidity and equity to remain a seller/servicer in good standing with the Agencies. Such requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2016		December 31, 2015
Agency–company subject to requirement	Balance (1)	Requirement	Balance (1)	Requirement
	(in thousands)

Capital
Fannie Mae & Freddie Mac - PLS	$1,034,006	$301,900	$835,157	$283,655
Ginnie Mae - PLS	$826,031	$383,702	$633,222	$386,732
Ginnie Mae - PennyMac	$1,006,192	$422,072	$894,731	$425,405
HUD - PLS	$826,031	$2,500	$633,222	$2,500
Liquidity
Fannie Mae & Freddie Mac - PLS	$162,194	$41,221	$145,431	$38,936
Ginnie Mae - PLS	$162,194	$102,216	$145,431	$95,868

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. PennyMac and PLS had Agency capital and liquidity in excess of the respective Agencies’ requirements at June 30, 2016.

Note 21—Commitments and Contingencies

Commitments to Fund and Sell Mortgage Loans

June 30, 2016
(in thousands)

Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$2,031,517
Commitments to fund mortgage loans	1,836,713
$3,868,230

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of June 30, 2016, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitment to Make Distributions to PennyMac Owners

Under the terms of its Limited Liability Company Agreement, PennyMac is required to make cash distributions to the Company’s noncontrolling interest holders in amounts sufficient to allow such noncontrolling interest holders to pay federal and state taxes on their allocable share of PennyMac income. Such distributions, if required, are generally made quarterly. The Company expects to complete the calculation of estimated PennyMac taxable income and to determine the amount of any tax distribution obligation in September 2016.

Note 22—Segments and Related Information

The Company operates in three segments: loan production, loan servicing and investment management.

Two of the segments are in the mortgage banking business: loan production and loan servicing. The loan production segment performs mortgage loan origination, acquisition and sale activities. The loan servicing segment performs servicing of newly originated mortgage loans, execution and management of early buyout (“EBO”) loans and servicing of mortgage loans sourced and managed by the investment management segment, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions, managing correspondent production activities for PMT and managing the acquired assets for the Advised Entities.

Financial performance and results by segment are as follows:

	Quarter ended June 30, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)

Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$115,894	$14,309	$130,203	$—	$130,203
Mortgage loan origination fees	28,907	—	28,907	—	28,907
Fulfillment fees from PennyMac Mortgage Investment Trust	19,111	—	19,111	—	19,111
Net mortgage loan servicing fees	—	26,555	26,555	—	26,555
Management fees	—	—	—	5,730	5,730
Carried Interest from Investment Funds	—	—	—	244	244
Net interest income (expense):
Interest income	11,528	9,026	20,554	—	20,554
Interest expense	6,825	18,625	25,450	16	25,466
	4,703	(9,599)	(4,896)	(16)	(4,912)
Other	849	851	1,700	268	1,968
Total net revenue	169,464	32,116	201,580	6,226	207,806
Expenses	64,959	53,085	118,044	5,504	123,548
Income (loss) before provision for income taxes and non-segment activities	104,505	(20,969)	83,536	722	84,258
Non-segment activities	—	—	—	—	—
Income (loss) before provision for income taxes	$104,505	$(20,969)	$83,536	$722	$84,258
Segment assets at period end (2)	$2,222,007	$2,289,922	$4,511,929	$95,141	$4,607,070

(1)	All revenues are from external customers.
(2)	Excludes parent Company assets, which consist primarily of deferred tax asset of $4.9 million and working capital of $4.4 million.

	Quarter ended June 30, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)

Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$86,377	$(2,422)	$83,955	$—	$83,955
Mortgage loan origination fees	24,421	—	24,421	—	24,421
Fulfillment fees from PennyMac Mortgage Investment Trust	15,333	—	15,333	—	15,333
Net mortgage loan servicing fees	—	68,549	68,549	—	68,549
Management fees	—	—	—	6,963	6,963
Carried Interest from Investment Funds	—	—	—	182	182
Net interest income (expense):
Interest income	10,200	2,984	13,184	—	13,184
Interest expense	5,200	11,149	16,349	—	16,349
	5,000	(8,165)	(3,165)	—	(3,165)
Other	235	101	336	(223)	113
Total net revenue	131,366	58,063	189,429	6,922	196,351
Expenses	55,085	60,508	115,593	5,959	121,552
Income (loss) before provision for income taxes	$76,281	$(2,445)	$73,836	$963	$74,799
Segment assets at period end (2)	$1,631,661	$1,671,371	$3,303,032	$88,050	$3,391,082

(1)All revenues are from external customers.

(2)Excludes parent Company assets, which consist primarily of deferred tax asset of $34.2 million.

	Six months ended June 30, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)

Revenue: (1)
Net gains (losses) on mortgage loans held for sale at fair value	$194,108	$27,619	$221,727	$—	$221,727
Loan origination fees	51,341	—	51,341	—	51,341
Fulfillment fees from PennyMac Mortgage Investment Trust	32,046	—	32,046	—	32,046
Net servicing fees	—	44,074	44,074	—	44,074
Management fees	—	—	—	11,642	11,642
Carried Interest from Investment Funds	—	—	—	837	837
Net interest income (expense):
Interest income	19,905	14,177	34,082	1	34,083
Interest expense	11,708	34,769	46,477	26	46,503
	8,197	(20,592)	(12,395)	(25)	(12,420)
Other	1,088	619	1,707	204	1,911
Total net revenue	286,780	51,720	338,500	12,658	351,158
Expenses	113,867	112,151	226,018	10,792	236,810
Income (loss) before provision for income taxes and non-segment activities	172,913	(60,431)	112,482	1,866	114,348
Non-segment activities (2)	—	—	—	—	49
Income (loss) before provision for income taxes	$172,913	$(60,431)	$112,482	$1,866	$114,397
Segment assets at period end (3)	$2,222,007	$2,289,922	$4,511,929	$95,141	$4,607,070

(1)	All revenues are from external customers.

(2)	Relates to parent Company interest expense eliminated in consolidation.
(3)	Excludes parent Company assets, which consist primarily of deferred tax asset of $4.9 million and working capital of $4.4 million.

	Six months ended June 30, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)

Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$163,356	$(4,023)	$159,333	$—	$159,333
Loan origination fees	41,103	—	41,103	—	41,103
Fulfillment fees from PennyMac Mortgage Investment Trust	28,199	—	28,199	—	28,199
Net servicing fees	—	95,325	95,325	—	95,325
Management fees	—	—	—	15,452	15,452
Carried Interest from Investment Funds	—	—	—	1,415	1,415
Net interest income (expense):
Interest income	16,813	5,304	22,117	—	22,117
Interest expense	8,841	19,337	28,178	—	28,178
	7,972	(14,033)	(6,061)	—	(6,061)
Other	1,148	719	1,867	32	1,899
Total net revenue	241,778	77,988	319,766	16,899	336,665
Expenses	98,065	98,550	196,615	12,013	208,628
Income (loss) before provision for income taxes	$143,713	$(20,562)	$123,151	$4,886	$128,037
Segment assets at period end (2)	$1,631,661	$1,671,371	$3,303,032	$88,050	$3,391,082

(1)All revenues are from external customers.

(2)Excludes parent Company assets, which consist primarily of deferred tax asset of $34.2 million.

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

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option, the presentation and disclosure requirements for financial instruments, and the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.

ASU 2016-01 requires that:

•  All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) with readily determinable fair values will generally be measured at fair value through earnings.

•When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The accumulated gains and losses due to these changes will be reclassified from accumulated other comprehensive income to earnings if the financial liability is settled before maturity.

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

•Public business entities will no longer be required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost.

•Entities will have to assess the realizability of a deferred tax asset related to a debt security classified as available for sale in combination with the entity’s other deferred tax assets.

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income is permitted and can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. The Company is currently assessing the potential effect that the adoption of ASU 2016-01 will have on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors) and supersedes previous leasing standards. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

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

Note 24—Subsequent Events

During July 2016, the Company entered into a letter of intent to acquire approximately $1.0 billion in UPB of MSRs related to defaulted government loans from a third party.  The MSR acquisition by the Company is subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions.  There can be no assurance that the committed amounts will ultimately be acquired or that the transaction will be completed at all.

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

Our loan production activity is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Unpaid principal balance of mortgage loans purchased and originated for sale:
Government-insured or guaranteed mortgage loans acquired from PennyMac Mortgage Investment Trust	$9,409,399	$8,082,764	$15,905,121	$12,818,138
Mortgage loans sourced through our consumer direct channel	1,501,234	1,138,269	2,708,217	2,035,267
	$10,910,633	$9,221,033	$18,613,338	$14,853,405
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$5,174,020	$3,579,078	$8,433,383	$6,469,210

Loan Servicing

Our mortgage loan servicing segment performs mortgage loan administration, collection, and default management activities, including the collection and remittance of mortgage loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of mortgage loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide servicing for conventional and government-insured or guaranteed mortgage loans (“prime servicing”), as well as servicing for distressed mortgage loans that have been acquired as investments by our Advised Entities (“special servicing”). As of June 30, 2016, the portfolio of mortgage loans that we serviced or subserviced totaled approximately $171.7 billion in unpaid principal balance (“UPB”).

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages the Advised Entities. The Advised Entities had combined net assets of approximately $1.6 billion as of June 30, 2016. For these activities, we earn management fees as a percentage of net assets and incentive compensation based on the entities’ performance.

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow, albeit at a slower pace, as reflected in recent economic data. During the second quarter of 2016, U.S. real gross domestic product expanded at an annual rate of 1.2% compared to 2.6% for the second quarter of 2015 and 0.8% for the first quarter of 2016. The national seasonally adjusted unemployment rate was 4.9% at June 30, 2016 compared to 5.0% at March 31, 2016 and 5.3% at June 30, 2015. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the first quarter of 2016, the delinquency rate on residential real estate loans held by commercial banks was 4.8%, a reduction from 6.2% during the first quarter of 2015.

Residential real estate activity appears to be expanding. The seasonally adjusted annual rate of existing home sales for June 2016 was 3.0% higher than for June 2015, and the national median existing home price for all housing types was $247,700, a 4.8% increase from June 2015 (Source: National Association of Realtors®). On a national level, foreclosure filings during the quarter ended June 30, 2016 decreased by 14% as compared to the quarter ended June 30, 2015. However, foreclosure activity is expected to remain above historical average levels through 2016 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.48% to a high of 3.66% during the second quarter of 2016 while during the second quarter of 2015, thirty-year fixed mortgage interest rates ranged from a low of 3.65% to a high of 4.04% (Source: Freddie Mac’s Weekly Primary Mortgage Market Survey). Interest rates generally declined in the second quarter of 2016 and generally increased in the second quarter of 2015. This impacted MSR and other interest rate sensitive asset valuations and production activity.

Mortgage lenders originated an estimated $510 billion of home loans during the second quarter of 2016, up 4.1% from the second quarter of 2015. Total mortgage originations are forecast to be somewhat higher in 2016 versus 2015, with current industry estimates for 2016 averaging $1.8 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

We believe there is long-term market opportunity for the production of non-Agency jumbo mortgage loans. However, most new jumbo mortgage loans are either being originated or purchased by banks, and the current market for jumbo mortgage loan securitizations is limited, as evidenced by weak demand and inconsistent pricing observed throughout 2015 and the first half of 2016. Prime jumbo MBS securitizations totaled $0.9 billion in UPB during the second quarter of 2016, a decrease from $2.8 billion during the second quarter of 2015. During the six months ended June 30, 2016, we produced approximately $13 million in UPB of jumbo loans compared to $91 million in UPB of jumbo loans produced during the six months ended June 30, 2015.

In our capacity as an investment manager, we expect to see a continued supply of distressed whole loans; however, we believe the pricing for recent transactions has been less attractive for buyers. We are transitioning PMT’s portfolio away from distressed whole loans to correspondent-related investments such as CRT and MSRs, and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments held by the Advised Entities.

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Revenues:
Net gains on mortgage loans held for sale at fair value	$130,203	$83,955	$221,727	$159,333
Mortgage loan origination fees	28,907	24,421	51,341	41,103
Fulfillment fees from PennyMac Mortgage Investment Trust	19,111	15,333	32,046	28,199
Net mortgage loan servicing fees	26,555	68,549	44,074	95,325
Management fees	5,730	6,963	11,642	15,452
Carried Interest from Investment Funds	244	182	837	1,415
Net interest expense	(4,912)	(3,165)	(12,370)	(6,061)
Other	1,968	113	1,910	1,899
Total net revenue	207,806	196,351	351,207	336,665
Expenses	123,548	121,552	236,810	208,628
Provision for income taxes	9,963	8,619	13,559	14,733
Net income	$74,295	$66,180	$100,838	$113,304

Income before provision for income taxes by segment:
Mortgage banking:
Production	$104,505	$76,281	$172,913	$143,713
Servicing	(20,969)	(2,445)	(60,431)	(20,562)
Total mortgage banking	83,536	73,836	112,482	123,151
Investment management	722	963	1,866	4,886
Non-segment activities (1)	—	—	49	—
	$84,258	$74,799	$114,397	$128,037
During the period:
Interest rate lock commitments issued	$12,924,700	$11,588,488	$21,665,118	$19,381,813
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$9,933,264	$8,524,895	$16,783,840	$13,514,733
Mortgage loans originated through consumer direct channel	1,512,546	1,148,435	2,730,709	2,052,648
Commercial real estate	1,312	—	5,912	—
	$11,447,122	$9,673,330	$19,520,461	$15,567,381
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$5,174,020	$3,579,078	$8,433,383	$6,469,210

	June 30,	December 31,
	2016	2015
Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$117,036,803	$110,602,704
Mortgage servicing liabilities	751,193	806,897
Mortgage loans held for sale	1,971,903	1,052,485
	119,759,899	112,462,086
Subserviced	51,958,636	47,810,632
	$171,718,535	$160,272,718
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,360,826	$1,496,113
Investment Funds	201,490	231,745
	$1,562,316	$1,727,858

(1)	Relates to parent Company interest expense eliminated in consolidation.

Net income increased $8.1 million and decreased $12.5 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These changes reflect the effects on our mortgage banking activities of decreasing interest rates during the first six months of 2016 as compared to the same period of 2015.  The increase in net income during the quarter ended June 30, 2016, compared to the same quarter ended June 30, 2015, was primarily due to an increase in gain on mortgage loans held for sale at fair value that was partially offset by a decrease in net mortgage loan servicing fees. The decrease in net income for the six month period ended June 30, 2016, as compared to the six month period ended June 30, 2015, was due to a decrease in net mortgage loan servicing fees partly offset by an increase in gain on mortgage loans held for sale at fair value.

Net Gains on Mortgage Loans Held for Sale at Fair Value

Most of our mortgage loan production is centered in government-insured or guaranteed loans. Over recent periods, the margins on correspondent government-insured or guaranteed mortgage loans have tended to be higher than those on conventional correspondent production. Government-insured or guaranteed mortgage lending is not as competitive as conventional conforming mortgage lending due to the added complexity involved in the origination and servicing of government-insured or guaranteed mortgage loans. We source the majority of our government-insured or guaranteed mortgage loan production through PMT. PMT is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. We purchase the government-insured or guaranteed mortgage loans that PMT acquires through its correspondent lending activities and pay PMT a sourcing fee of three basis points on the UPB of such mortgage loans.

During the quarter and six months ended June 30, 2016, we recognized net gains on mortgage loans held for sale at fair value totaling $130.2 million and $221.7 million, respectively, increases of $46.2 million and $62.4 million from the same periods in 2015. The increase was due to growth in the volume of mortgage loans that we committed to purchase or originate and an improvement in production margins resulting from an increase in volume of our consumer direct channel, which earns higher margins than our correspondent production channel.

Our net gains on mortgage loans held for sale at fair value include both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of the MSRs and mortgage servicing liabilities created or incurred in such transactions. During the quarter and six months ended June 30, 2016, the net gains on mortgage loans held for sale at fair value included $132.5 million and $227.8 million, respectively, in fair value of MSRs received as proceeds on sales, net of mortgage servicing liabilities incurred. During the quarter and six months ended June 30, 2015, the net gains on mortgage loans held for sale at fair value included $119.8 million and $186.9 million, respectively, in fair value of MSRs received as proceeds on sale, net of mortgage servicing liabilities incurred.

We also recognize a liability for our estimate of the losses we expect to incur in the future as a result of claims made against us in connection with the representations and warranties that we made in the loan sales transactions.  During the quarter and six months ended June 30, 2016, we included provisions for losses relating to the representations and warranties we provided totaling $2.3 million and $4.4 million, respectively, in our Net gains on mortgage loans held for sale at fair value. During the quarter and six months ended June 30, 2015, we included provisions for losses relating to the representations and warranties we provided totaling $1.7 million and $3.2 million, respectively, in our Net gains on mortgage loans held for sale at fair value.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Cash (loss) gain:
Mortgage loans	$20,830	$(38,944)	$42,231	$(36,214)
Hedging activities	(77,593)	17,995	(150,133)	(334)
	(56,763)	(20,949)	(107,902)	(36,548)
Non-cash gain:
Mortgage servicing rights resulting from mortgage loan sales	132,472	129,004	233,254	198,960
Mortgage servicing liabilities resulting from mortgage loan sales	—	(9,156)	(5,409)	(12,084)
Provision for losses relating to representations and warranties on mortgage loans sold	(2,286)	(1,748)	(4,368)	(3,243)
Change in fair value relating to mortgage loans and derivative financial instruments outstanding at period end:
Interest rate lock commitments	18,377	(26,654)	46,488	(4,663)
Mortgage loans	11,669	(12,120)	31,517	81
Hedging derivatives	28,649	27,034	32,014	19,575
	132,118	85,411	225,594	162,078
Recapture payable to PennyMac Mortgage Investment Trust	(1,915)	(1,456)	(3,867)	(2,745)
	$130,203	$83,955	$221,727	$159,333
During the period:
Unpaid principal balance of mortgage loans sold	$10,766,503	$9,416,468	$18,381,560	$14,925,336
Interest rate lock commitments issued:
Conventional mortgage loans	$847,051	$1,652,242	$1,394,368	$3,436,009
Government-insured or guaranteed mortgage loans	12,077,649	9,936,246	20,270,750	15,945,804
	$12,924,700	$11,588,488	$21,665,118	$19,381,813
Period end:
Mortgage loans held for sale at fair value	$2,097,138	$1,594,262
Commitments to fund and purchase mortgage loans	$3,868,230	$4,296,134

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

We recorded provisions for losses under representations and warranties as a component of Net gains on mortgage loans held for sale at fair value totaling $2.3 million and $4.4 million during the quarter and six months ended June 30, 2016, respectively, compared to $1.7 million and $3.2 million during the quarter and six months ended June 30, 2015. The increase in provision for losses under representations and warranties during the quarter and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to an increase in the volume of mortgage loan sales activity, partly offset by lower expected loss rates on our new production during 2016 as compared to 2015.

Following is a summary of mortgage loan repurchase and loss activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

During the period:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$3,540	$2,202	$3,470	$1,521
New indemnifications	1,716	868	1,855	1,549
Less:
Indemnified mortgage loans repurchased	—	—	—	—
Indemnified mortgage loans repaid or refinanced	384	—	453	—
Mortgage loans indemnified by PFSI at end of period	$4,872	$3,070	$4,872	$3,070
Repurchase activity
Total mortgage loans repurchased by PFSI	$4,486	$7,291	$11,399	$11,781
Less:
Mortgage loans repurchased by correspondent lenders	3,075	7,756	6,340	8,276
Mortgage loans repaid by borrowers or resold with defects resolved	814	1,585	1,141	1,958
Net mortgage loans repurchased by PFSI with losses chargeable to liability for representations and warranties	$597	$(2,050)	$3,918	$1,547
Losses charged to liability for representations and warranties	$218	$180	$702	$245
Period end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$72,151,175	$44,794,166
Liability for representations and warranties	$24,277	$16,257

During the quarter and six months ended June 30, 2016, we repurchased mortgage loans totaling $4.5 million and $11.4 million in UPB, respectively. We recorded losses of $218,000 and $702,000, respectively net of recoveries from correspondent lenders, as a result of these repurchases. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect the level of repurchase activity to increase.

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, purchaser or insurer loss mitigation strategies, and other external conditions that may change over the lives of the underlying mortgage loans. Our estimate of the liability for representations and warranties is developed by our credit administration staff. The liability estimate is reviewed and approved by our senior management credit committee which includes our senior executives and senior management in our loan production, loan servicing and credit risk management areas. We did not record any adjustments to previously recorded liabilities for representations and warranties during any of the periods presented.

Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current UPB of mortgage loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties.

Other mortgage loan production-related revenues

Loan origination fees increased $4.5 million and $10.2 million during the quarter and six months ended June 30, 2016, compared to the same periods in 2015 primarily due to growth in the volume of correspondent purchases in our loan production activities.

Fulfillment fees from PMT, which represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans, are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Fulfillment fees increased $3.8 million during the quarter and six months ended June 30, 2016 compared to the same periods in 2015.  The effect of the increase in volume of mortgage loans we fulfilled for PMT was partially offset by a reduction in the average fulfillment fee rate we charged during 2016 as compared to 2015 resulting from contractual discretionary reductions in fulfillment fees made to facilitate certain transactions.

Summarized below are our fulfillment fees:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Fulfillment fee revenue	$19,111	$15,333	$32,046	$28,199
Unpaid principal balance of mortgage loans fulfilled	$5,174,020	$3,579,078	$8,433,383	$6,469,210
Average fulfillment fee rate (in basis points)	37	43	38	44

Net mortgage loan servicing fees

Our net mortgage loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$92,770	$66,867	$184,097	$116,968
From PennyMac Mortgage Investment Trust	16,427	12,136	27,880	22,806
From Investment Funds	723	153	1,424	1,121
Ancillary and other fees	10,818	11,850	22,270	23,035
	120,738	91,006	235,671	163,930
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	(94,183)	(22,457)	(191,597)	(68,605)
Net loan servicing fees	$26,555	$68,549	$44,074	$95,325
Average mortgage loan servicing portfolio	$167,966,390	$125,390,557	$165,413,607	$117,979,004

Following is a summary of our mortgage loan servicing portfolio in UPB:

	June 30,	December 31,
	2016	2015
	(in thousands)

Mortgage loans serviced at period end:
Prime servicing:
Owned
Mortgage servicing rights
Originated	$71,436,178	$59,880,349
Acquired	45,600,625	50,722,355
	117,036,803	110,602,704
Mortgage servicing liabilities–Originated	751,193	806,897
Mortgage loans held for sale	1,971,903	1,052,485
	119,759,899	112,462,086
Subserviced for Advised Entities	48,894,531	43,963,378
Total prime servicing	168,654,430	156,425,464
Special servicing–Subserviced for Advised Entities	3,064,105	3,847,254
Total mortgage loans serviced	$171,718,535	$160,272,718

Mortgage loan servicing fees increased approximately $29.7 million and $71.7 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to an increase in mortgage loan servicing fees from nonaffiliates resulting from growth in our portfolio of MSRs.

Amortization, impairment and change in fair value of mortgage servicing rights are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Amortization of mortgage servicing rights carried at lower of amortized cost or fair value and realization of cash flows of mortgage servicing rights carried at fair value	$(54,126)	$(31,384)	$(103,822)	$(55,488)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities carried at fair value and provision for impairment of mortgage servicing rights carried at lower of amortized cost or fair value	(122,433)	44,377	(248,320)	(2,324)
Change in fair value of excess servicing spread	17,428	(7,133)	36,877	403
Hedging results	64,948	(28,317)	123,668	(11,196)
Total fair value adjustments, net of hedging results	(40,057)	8,927	(87,775)	(13,117)
Total amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	$(94,183)	$(22,457)	$(191,597)	$(68,605)
Average mortgage servicing rights balances:
Carried at lower of amortized cost or fair value	$772,734	$488,354
Carried at fair value	571,074	467,328
	$1,343,808	$955,682

	June 30,	December 31,
	2016	2015
Mortgage servicing rights
Carried at lower of amortized cost or fair value	$764,634	$751,688
Carried at fair value	526,294	660,247
	$1,290,928	$1,411,935

Amortization, impairment and change in fair value of mortgage servicing rights increased $71.7 million and $123.0 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in

2015. This increase was primarily due to increased amortization caused by both a growing mortgage servicing asset and a shorter amortization period resulting from increased prepayment expectations, and increased impairment of MSRs resulting from the effect on fair value of the decreasing interest rate environment that prevailed during the first half of 2016.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Management fees:
PennyMac Mortgage Investment Trust:
Base management	$5,199	$5,709	$10,551	$11,439
Performance incentive fee	—	70	—	1,343
	5,199	5,779	10,551	12,782
Investment Funds	531	1,184	1,091	2,670
Total management fees	5,730	6,963	11,642	15,452
Carried Interest	244	182	837	1,415
Total management fees and Carried Interest	$5,974	$7,145	$12,479	$16,867

	June 30,	December 31,
	2016	2015
Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,360,826	$1,496,113
Investment Funds	201,490	231,745
	$1,562,316	$1,727,858

Management fees from PMT decreased $580,000 and $2.2 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decrease was primarily due to:

•

a decrease in base management fees of $510,000 and $888,000, respectively, due primarily to the effect of a share repurchase program on PMT’s shareholders’ equity upon which its base management fee is based; and

•	a decrease in performance incentive fees of $70,000 and $1.3 million resulting from a decline in PMT’s financial performance over the four-quarter period for which incentive fees were calculated.

Management fees from the Investment Funds decreased $653,000 and $1.6 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decrease was due to a reduction in the Investment Funds’ net asset values as a result of continued distributions to the Investment Funds’ investors following the end of the Investment Funds’ commitment period.

Carried Interest from Investment Funds increased $62,000 and decreased $578,000 during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015.

Other revenues

Net interest expense increased $1.7 million and $6.3 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to growth in financing of our investments in non-interest earning assets, primarily MSRs.

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in and dividends received from PMT are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Dividends received from PennyMac Mortgage Investment Trust	$36	$46	$71	$138
Change in fair value of investment in PennyMac Mortgage Investment Trust	193	(290)	72	(275)
	$229	$(244)	$143	$(137)
Fair value of PennyMac Mortgage Investment Trust shares at period end	$1,217	$1,307

Change in fair value of investment in and dividends received from PMT increased $473,000 and $280,000 during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to an increase in the fair value of our investment in PMT. We held 75,000 common shares of PMT during each of the periods ended June 30, 2016 and 2015.

Expenses

Our compensation expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Salaries and wages	$50,110	$40,207	$98,223	$75,649
Incentive compensation	19,421	18,134	25,751	28,484
Taxes and benefits	8,663	7,117	17,545	13,842
Stock and unit-based compensation	4,953	4,964	9,926	10,591
	$83,147	$70,422	$151,445	$128,566
Head count:
Average	2,636	2,186	2,594	2,046
Period end	2,682	2,354

Compensation expense increased $12.7 million and $22.9 million, during the quarter and six months ended June 30, 2016 compared to the same periods in 2015. The increase in compensation expense was primarily due to the growth in our mortgage banking segments.

Incentive compensation decreased primarily due to lower attainment of profitability targets during the first quarter of 2016 compared to the first quarter of 2015.

Servicing expense decreased $15.2 million and $4.0 million during the quarter and six months ended June 30, 2016 compared to the same periods in 2015.  The decrease was primarily due to the increase in expected losses (provision for servicing advance losses) during the second quarter of 2015 based on observed performance as compared to a more modest increase during the second quarter of 2016.

Technology expense increased $1.2 million and $3.2 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to increased software costs as part of our continued investment in loan production and servicing infrastructure.

Expenses Allocated to PMT

We are reimbursed by PMT for other expenses, including common overhead expenses we have incurred on PMT’s behalf, in accordance with the terms of our management agreement with PMT.  We present the expense amounts in the consolidated statements of income net of these allocations.

Common overhead expense amounts allocated to PMT during the periods ended June 30, 2016 and 2015 are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016 (1)	2015	2016	2015
	(in thousands)

Technology	$1,125	$1,178	$2,270	$2,316
Occupancy	512	487	1,085	966
Depreciation and amortization	407	537	806	1,109
Other	391	500	835	1,040
Total expenses	$2,435	$2,702	$4,996	$5,431

(1)

For the quarter ended June 30, 2015, reimbursement of common overhead incurred by us included a discretionary waiver, in accordance with the terms of the management agreement, of $700,000 of overhead expenses otherwise allocable to PMT.  On December 15, 2015, we amended the management agreement to provide that the total overhead costs and expenses incurred by us in any quarter and reimbursable by PMT is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of such quarter, divided by four (4).

Provision for Income Taxes

Our effective tax rates were 11.8% and 11.9% during the quarter and six months ended June 30, 2016, respectively, compared to 11.5% during the same periods in 2015. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2016	2015
	(in thousands)

ASSETS
Cash and short-term investments	$184,778	$151,791
Mortgage loans held for sale at fair value	2,097,138	1,101,204
Servicing advances, net	296,581	299,354
Receivable from affiliates	173,342	170,281
Carried Interest due from Investment Funds	70,763	69,926
Mortgage servicing rights	1,290,928	1,411,935
Other	502,790	300,803
Total assets	$4,616,320	$3,505,294

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$2,466,095	$1,462,739
Payable to affiliates	558,322	679,548
Other	421,050	300,657
Total liabilities	3,445,467	2,442,944
Stockholders' equity	1,170,853	1,062,350
Total liabilities and stockholders' equity	$4,616,320	$3,505,294

Total assets increased $1.1 billion from $3.5 billion at December 31, 2015 to $4.6 billion at June 30, 2016. The increase was primarily due to an increase of $1.0 billion in mortgage loans held for sale at fair value, resulting from growth in our mortgage loan production.

Total liabilities increased by $1.0 billion from $2.4 billion as of December 31, 2015 to $3.4 billion as of June 30, 2016. The increase was primarily attributable to an increase in borrowings to fund growth in our inventory of mortgage loans held for sale at fair value and MSRs.

Cash Flows

Our cash flows for the six months ended June 30, 2016 and 2015 are summarized below:

	Six months ended June 30,
	2016	2015	Change
	(in thousands)

Cash flow activities:
Operating	$(958,795)	$(421,410)	$(537,385)
Investing	109,802	(316,047)	425,849
Financing	887,236	735,929	151,307
Net cash flows	$38,243	$(1,528)	$39,771

Our cash flows resulted in a net increase in cash of $38.2 million during the six months ended June 30, 2016 as discussed below.

Operating activities

Net cash used in operating activities totaled $958.8 million and $421.4 million during the six months ended June 30, 2016 and 2015, respectively, primarily due to the growth of our inventory of mortgage loans held for sale at fair value.

Investing activities

Net cash provided by investing activities during the six months ended June 30, 2016 totaled $109.8 million primarily due to $138.8 million in net settlements of derivative financial instruments received in our hedging of MSRs, partially offset by acquisitions of fixed assets and capitalized software. Net cash used in investing activities during the six months ended June 30, 2015 totaled $316.0 million primarily due to our purchase of MSRs during the period.

Financing activities

Net cash provided by financing activities totaled $887.2  million and $735.9 million during the six months ended June 30, 2016 and 2015, respectively, primarily due to increased financing for the growth in our inventory of mortgage loans held for sale at fair value.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, margin calls relating to hedges, and tax distributions to noncontrolling interest holders), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from borrowings and/or additional equity offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of assets sold under agreements to repurchase, sales of mortgage loan participation certificates, a note payable, a revolving credit agreement, ESS and a capital lease. All of our borrowings other than ESS and the capital lease have short-term maturities and provide for terms of approximately one year. We will continue to finance most of our assets on a short-term basis until longer-term financing becomes more available. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of their maturity dates in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Repurchase agreements outstanding:
Average balance	$1,352,401	$819,988	$1,195,987	$719,003
Maximum daily balance	$1,803,371	$1,264,046	$1,863,455	$1,264,046
Balance at period end	$1,591,947	$1,264,046

Our secured financing agreements at PLS require us to comply with various financial covenants. The most significant financial covenants specific to PLS currently include the following:

•	positive net income during each calendar quarter;
•	a minimum in unrestricted cash and cash equivalents of $20 million;
•	a minimum tangible net worth of $200 million;
•	a maximum ratio of total liabilities to tangible net worth of 10:1; and
•	at least one other warehouse or repurchase facility that finances amounts and assets similar to those being financed under one of our existing secured financing agreements.

With respect to servicing performed for PMT, PLS is also subject to certain covenants under its debt agreements. Covenants of PLS in PMT’s debt agreements are at least equal to, or less restrictive, than the covenants described above.

In addition to the covenants noted above, our revolving credit agreement (classified as a note payable) and capital lease contain additional financial covenants specific to PennyMac including, but not limited to,

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2016, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of June 30, 2016, we had on-balance contractual obligations of $1.6 billion to finance assets under agreements to repurchase and $737.3 million to finance assets under our mortgage loan participation and sale agreement. We also had contractual obligations of $115.0 million relating to notes payable. Additionally, we entered into ESS transactions and a capital lease transaction secured by certain fixed assets and capitalized software of which $22.9 million was outstanding as of June 30, 2016.  We also lease our primary office facilities under an agreement that expires on April 30, 2026 and we license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)

Assets sold under agreements to repurchase	$1,591,947	$1,591,947	$—	$—	$—
Mortgage loan participation and sale agreements	737,319	737,319	—	—	—
Notes payable	115,006	115,006	—	—	—
Obligations under capital lease	22,886	8,743	14,143	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	294,551	—	—	—	294,551
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	74,850	—	—	—	74,850
Anticipated interest payments related to excess servicing spread financing at fair value	120,495	18,004	28,829	21,559	52,103
Software licenses (2)	3,280	3,280	—	—	—
Office leases	82,195	7,864	20,923	21,019	32,389
Total	$3,042,529	$2,482,163	$63,895	$42,578	$453,893

(1)	The ESS financing obligation payable to PMT does not have a stated contractual maturity date and will pay down as the underlying MSRs receive the excess servicing fee rate due to PMT.
(2)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $820,000 per month. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 902,000 at June 30, 2016. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the six months ended June 30, 2016, software license fees totaled $6.6 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2016:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)

Credit Suisse First Boston Mortgage Capital LLC	$754,830	September 27, 2016	September 27, 2016
Credit Suisse First Boston Mortgage Capital LLC	$43,002	September 8, 2016	March 30, 2017
Bank of America, N.A.	$40,601	September 22, 2016	March 28, 2017
Morgan Stanley Bank, N.A.	$15,071	August 24, 2016	August 26, 2016
Citibank, N.A.	$13,851	August 8, 2016	October 20, 2016
Barclays Bank PLC	$3,931	September 22, 2016	December 2, 2016

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

•

The base servicing fee rates for distressed whole mortgage loans are charged based on a monthly per‑loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgage property has become REO. Presently, the base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $125 per month for mortgage loans that are in foreclosure. The base servicing fee rate for REO and REO rentals is $75 and $30 per month, respectively. To the extent that we rent PMT’s REO under its REO rental program, we collect an REO rental fee of $30 per month per REO, an REO lease renewal fee of $100 per lease renewed, and a property management fee in an amount equal to our cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if we provide property management services directly. We are also entitled to retain any tenant paid application fees,  late rent fees and to seek reimbursement for certain third party vendor fees

•

The base servicing fee rates for non‑distressed mortgage loans subserviced by us on PMT’s behalf are also calculated through a monthly per‑loan dollar amount, with the actual dollar amount for each mortgage loan based on whether the mortgage loan is a fixed‑rate or adjustable‑rate loan. The base servicing fee rates for mortgage loans subserviced on PMT’s behalf are $7.50 per month for fixed‑rate mortgage loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these mortgage loans become delinquent, we are entitled to an additional servicing fee per mortgage loan falling within a range of $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the mortgage loan or $75 per month if the underlying mortgaged property becomes REO.

•

We are required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because PMT does not have any employees or infrastructure. For these services, we receive a supplemental servicing fee of $25 per month for each distressed whole loan.  We are also entitled to reimbursement for all customary, good faith reasonable and necessary out‑of‑pocket expenses incurred in performance of our servicing obligations.

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

In the event that PMT purchases mortgage loans with a total UPB in any month greater than $2.5 billion and less than $5 billion, we have agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of UPB in excess of $2.5 billion and less than or equal to $5 billion, and (iii) the percentage of the total UPB relating to mortgage loans for which we collected fulfillment fees in such month. In the event PMT purchases mortgage loans with a total UPB in any month greater than $5 billion, we have agreed to further discount the amount of fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.05%, (ii) the amount of UPB in excess of $5 billion, and (iii) the percentage of the total UPB relating to mortgage loans for which we collected fulfillment fees in such month.

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

In consideration for the mortgage banking services provided by us with respect to PMT’s acquisition of mortgage loans under PLS’s early purchase program, we are entitled to fees (i) accruing at a rate equal to $1,500 per year per early purchase facility administered by us, and (ii) in the amount of $35 for each mortgage loan PMT acquires thereunder. In consideration for the warehouse services provided by us with respect to mortgage loans that PMT finances for its warehouse lending clients, with respect to each facility, we are entitled to fees (i) accruing at a rate equal to $40,000 per annum for each of the first twenty (20) warehouse lending facilities active in any month and $10,000 per annum for each additional warehouse lending facility active in any month, and (ii) in the amount of $50 for each mortgage loan that PMT finances thereunder. Where PMT has entered into both an early purchase agreement and a warehouse lending agreement with the same client, we shall only be entitled to the applicable warehouse lending fees.

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

Loan Purchase Agreements

We have entered into a mortgage loan purchase agreement and a flow commercial mortgage loan purchase agreement with PMT. Currently, we use the mortgage loan purchase agreement for the purpose of selling to PMT prime jumbo residential mortgage loans and conventional mortgage loans eligible for delivery into Agency credit risk transfer securities, in each case originated by us through our consumer direct lending business. We use the flow commercial mortgage loan purchase agreement for the purpose of selling to PMT small balance commercial mortgage loans, including multifamily mortgage loans, originated by us as part of our commercial lending business. Each of the loan purchase agreements contains customary terms and provisions, including representations and warranties, covenants, repurchase remedies and indemnities. The purchase prices paid to us by PMT for such loans are market-based.

Commercial Mortgage Servicing Oversight Agreement

We have also entered into a commercial mortgage servicing oversight agreement with PMT that governs our oversight of the master and/or special servicing performed by third party servicers in connection with certain commercial mortgage loans acquired by PMT. For the oversight services performed under this agreement, we are entitled to collect a fee equal to 5 basis points per annum based on the UPB of the related commercial mortgage loans for which we provide oversight servicing.

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

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation and sale agreements, two notes payable, ESS and a capital lease. The borrower under each of these facilities is PLS with the exception of the revolving credit agreement, which is classified as a note payable, and the capital lease, in each case where the borrower is PennyMac. All PLS obligations as previously noted are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of June 30, 2016, we were in compliance in all material respects with these covenants.

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

All of the borrowings discussed above have short-term maturities that expire as follows:

	Outstanding	Total	Committed
Lender	indebtedness (4)	facility size	Facility	Maturity date
	(dollar amounts in thousands)
Assets sold under agreements to repurchase (1)
Credit Suisse First Boston Mortgage Capital LLC	$407,000	$407,000	$407,000	September 27, 2016
Credit Suisse First Boston Mortgage Capital LLC	$448,963	$500,000	$300,000	March 30, 2017
Bank of America, N.A.	$372,742	$500,000	$225,000	March 28, 2017
Morgan Stanley Bank, N.A.	$168,200	$200,000	$125,000	August 26, 2016
Citibank, N.A.	$157,201	$200,000	$150,000	October 20, 2016
Barclays Bank PLC (2)	$37,842	$200,000	$—	December 2, 2016
Mortgage loan participation and sale agreements
Bank of America, N.A.	$737,319	$800,000	$—	March 28, 2017
Barclays Bank PLC (2)	$—	$—	$—	December 2, 2016
Notes payable (3)
Credit Suisse AG	$50,000	$100,000	$100,000	December 28, 2016
Barclays Bank PLC (2)	$65,006	$100,000	$100,000	December 2, 2016
Obligations under capital lease
Banc of America Leasing and Capital LLC	$22,886	$25,000	$25,000	December 9, 2019

(1)

The borrowing with Credit Suisse First Boston Mortgage Capital LLC (with a committed amount of $407 million) is in the form of sales of participation certificates representing beneficial ownership in MSRs and ESS under agreements to repurchase. The other borrowings are in the form of sales of mortgage loans under agreements to repurchase.

(2)	The borrowings with Barclays Bank PLC are subject to a total aggregate facility amount of $300 million, of which $100 million represents the maximum amount for MSRs.

(3)

The borrowing with Credit Suisse AG (with a committed amount of $100 million) is in the form of a revolving credit agreement, which is secured by cash and carried interest and classified as a note payable. The borrowing with Barclays Bank PLC (with a total facility size of $100 million) is in the form of a note payable secured by MSRs.

(4)

Except with respect to the Credit Suisse AG note payable, which is secured primarily by cash collateral, amounts shown represent outstanding indebtedness reduced by cash collateral as of June 30, 2016.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of June 30, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$821,558	$792,059	$778,100	$751,636	$739,083	$715,229
Change in fair value:
$	$56,924	$27,425	$13,466	$(12,998)	$(25,551)	$(49,405)
%	7.4%	3.6%	1.8%	(1.7)%	(3.3)%	(6.5)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$846,911	$803,848	$783,790	$746,322	$728,804	$695,960
Change in fair value:
$	$82,277	$39,214	$19,157	$(18,312)	$(35,830)	$(68,674)
%	10.8%	5.1%	2.5%	(2.4)%	(4.7)%	(9.0)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$791,356	$777,995	$771,314	$757,954	$751,273	$737,912
Change in fair value:
$	$26,722	$13,361	$6,680	$(6,680)	$(13,361)	$(26,722)
%	3.5%	1.8%	0.9%	(0.9)%	(1.8)%	(3.5)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of June 30, 2016, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$563,250	$544,128	$535,058	$517,822	$509,629	$494,026
Change in fair value:
$	$36,956	$17,834	$8,764	$(8,472)	$(16,665)	$(32,268)
%	7.0%	3.4%	1.7%	(1.6)%	(3.2)%	(6.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$579,638	$551,785	$538,762	$514,348	$502,893	$481,348
Change in fair value:
$	$53,344	$25,491	$12,468	$(11,946)	$(23,401)	$(44,946)
%	10.1%	4.8%	2.4%	(2.3)%	(4.5)%	(8.5)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$551,864	$539,079	$532,687	$519,901	$513,509	$500,724
Change in fair value:
$	$25,570	$12,875	$6,393	$(6,393)	$(12,785)	$(25,570)
%	4.9%	2.4%	1.2%	(1.2)%	(2.4)%	(4.9)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of June 30, 2016, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$309,154	$301,676	$298,071	$291,114	$287,757	$281,272
Change in fair value:
$	$14,602	$7,125	$3,520	$(3,437)	$(6,794)	$(13,280)
%	5.0%	2.4%	1.2%	(1.2)%	(2.3)%	(4.5)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$328,642	$310,782	$302,476	$286,983	$279,751	$266,211
Change in fair value:
$	$34,091	$16,231	$7,925	$(7,568)	$(14,800)	$(28,340)
%	11.6%	5.5%	2.7%	(2.6)%	(5.0)%	(9.6)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 79 to 80 of this Report is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of June 30, 2016, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

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

10.25	Amendment No. 6 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2016, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

10.26

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

10.28

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

10.30

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

10.32

Amendment No. 1 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.33

Amendment No. 2 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.34

Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 1.01 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2014).

10.35

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

10.38

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

10.40

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

10.42

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

10.51

Amendment No. 7 to Master Repurchase Agreement, dated as of March 27, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.44 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.52

Amendment No. 8 to Master Repurchase Agreement, dated as of August 13, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.53

Amendment No. 9 to Master Repurchase Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.54

Amendment No. 10 to Master Repurchase Agreement, dated as of March 29, 2016, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.62 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.55

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

10.67

Amendment Number Eleven to the Master Repurchase Agreement, dated August 3, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 5, 2015).

10.68

Amendment Number Twelve to the Master Repurchase Agreement, dated September 7, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.69

Amendment Number Thirteen to the Master Repurchase Agreement, dated October 22, 2015, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2015).

10.70	Amendment Number Fourteen to the Master Repurchase Agreement, dated July 25, 2016, between PennyMac Loan Services, LLC and Citibank, N.A.

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

10.73

Loan and Security Agreement, dated as of April 30, 2015, among PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.74

Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.87 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.75

Amendment No. 2 to Loan and Security Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.92 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.76

Amendment No. 3 to Loan and Security Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.93 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.77

Amendment No. 4 to Loan and Security Agreement, dated as of January 28, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.94 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.78

Amendment No. 5 to Loan and Security Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.96 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.79

Second Amended and Restated Guaranty, dated as of March 27, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 2, 2015).

10.80

Third Amended and Restated Guaranty (Participation Certificates and Servicing), dated as of November 10, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 16, 2015).

10.81

Master Repurchase Agreement (Participation Certificates and Servicing), dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.82

Second Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 6, 2016).

10.83

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

10.85

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

10.88

Amendment Number Four to the Master Repurchase Agreement, dated as of June 29, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.98 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.89

Amendment Number Five to the Master Repurchase Agreement, dated as of July 27, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 27, 2015).

10.90

Amendment Number Six to the Master Repurchase Agreement, dated as of November 9, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.118 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.91	Amendment Number Seven to the Master Repurchase Agreement, dated July 26, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.

10.92

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.93

Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 13, 2014, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.94

Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.84 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.95

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

10.97

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

10.99

Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.100	Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.101

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

10.102	Amended and Restated Commercial Mortgage Service Oversight Agreement, dated as of June 1, 2016, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC.

10.103

Master Repurchase Agreement, dated as of December 4, 2015, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.104

Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 4, 2015, between PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.105

Loan and Security Agreement, dated as of December 4, 2015, among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.106

Amendment Number One to the Loan and Security Agreement, dated as of February 26, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on March 3, 2016)

10.107

Master Lease Agreement No.  30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.108

Addendum to Master Lease Agreement No.  30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.109

Schedule Number 001 to Master Lease Agreement, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.110

Schedule Number 002 to Master Lease Agreement, dated as of May 4, 2016, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.140 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.111

Guaranty, dated as of December 9, 2015, by  PennyMac Loan Services, LLC in favor of Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.112

Credit Agreement, dated December 30, 2015, by and among Private National Mortgage Acceptance Company, LLC, the lenders that are parties thereto, Credit Suisse AG and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 30, 2015).

10.113

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (ii) the Consolidated Statements of Income for the quarters ended June 30, 2016 and June 30, 2015, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended June 30, 2016 and June 31, 2015, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2016 and June 30, 2015 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: August 9, 2016	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board of Directors and Chief Executive Officer

Dated: August 9, 2016	By:	/S/ ANNE D. McCALLION
Anne D. McCallion
Chief Financial Officer