Form 10-Q
period 2016-09-30
PENNYMAC FINANCIAL SERVICES, INC.
filed 2016-11-08
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2016
Class A Common Stock, $0.0001 par value	22,309,354
Class B Common Stock, $0.0001 par value	49

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2016	2015
	(in thousands, except share amounts)

ASSETS
Cash (includes $84,851 and $93,757 pledged to creditors)	$94,727	$105,472
Short-term investments at fair value	58,749	46,319
Mortgage loans held for sale at fair value (includes $3,094,617 and $1,079,489 pledged to creditors)	3,127,377	1,101,204
Derivative assets	135,777	50,280
Servicing advances, net (includes valuation allowance of $38,031 and $33,458)	306,150	299,354
Carried Interest due from Investment Funds pledged to creditors	70,870	69,926
Investment in PennyMac Mortgage Investment Trust at fair value	1,169	1,145
Mortgage servicing rights (includes $492,028 and $660,247 at fair value; $1,333,078 and $803,560 pledged to creditors)	1,337,674	1,411,935
Real estate acquired in settlement of loans	1,996	—
Furniture, fixtures, equipment and building improvements, net (includes $22,281 and $14,034 pledged to creditors)	29,121	16,311
Capitalized software, net (includes $444 and $783 pledged to creditors)	8,361	3,025
Note receivable from PennyMac Mortgage Investment Trust	150,000	150,000
Receivable from PennyMac Mortgage Investment Trust	14,747	18,965
Receivable from Investment Funds	1,596	1,316
Deferred tax asset	—	18,378
Mortgage loans eligible for repurchase	197,819	166,070
Other	60,061	45,594
Total assets	$5,596,194	$3,505,294
LIABILITIES
Assets sold under agreements to repurchase	$2,491,366	$1,166,731
Mortgage loan participation and sale agreement	782,913	234,872
Notes payable	110,619	61,136
Obligations under capital lease	20,700	13,579
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	280,367	412,425
Derivative liabilities	4,426	9,083
Accounts payable and accrued expenses	106,684	89,915
Mortgage servicing liabilities at fair value	13,045	1,399
Payable to Investment Funds	27,265	30,429
Payable to PennyMac Mortgage Investment Trust	165,264	162,379
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	75,434	74,315
Income taxes payable	11,415	—
Liability for mortgage loans eligible for repurchase	197,819	166,070
Liability for losses under representations and warranties	18,473	20,611
Total liabilities	4,305,790	2,442,944

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 22,274,145 and 21,990,831 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 49 and 51 shares, respectively	—	—
Additional paid-in capital	179,134	172,354
Retained earnings	141,805	98,470
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	320,941	270,826
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	969,463	791,524
Total stockholders' equity	1,290,404	1,062,350
Total liabilities and stockholders’ equity	$5,596,194	$3,505,294

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except earnings per share)

Revenue
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$183,811	$85,744	$409,405	$247,822
Recapture payable to PennyMac Mortgage Investment Trust	(1,690)	(3,098)	(5,557)	(5,843)
	182,121	82,646	403,848	241,979
Mortgage loan origination fees	34,621	29,448	85,962	70,551
Fulfillment fees from PennyMac Mortgage Investment Trust	27,255	17,553	59,301	45,752
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	98,865	83,424	282,962	200,392
From PennyMac Mortgage Investment Trust	11,039	11,736	38,919	34,542
From Investment Funds	770	796	2,194	1,917
Ancillary and other fees	11,913	10,096	34,183	33,131
	122,587	106,052	358,258	269,982
Amortization, impairment and change in fair value of mortgage servicing rights	(80,830)	(59,065)	(309,304)	(128,073)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	4,107	10,271	40,984	10,674
	(76,723)	(48,794)	(268,320)	(117,399)
Net mortgage loan servicing fees	45,864	57,258	89,938	152,583
Management fees:
From PennyMac Mortgage Investment Trust	5,025	5,742	15,576	18,524
From Investment Funds	496	714	1,587	3,384
	5,521	6,456	17,163	21,908
Carried Interest from Investment Funds	107	1,483	944	2,898
Net interest expense:
Interest income:
From non-affiliates	20,735	13,764	50,994	35,348
From PennyMac Mortgage Investment Trust	1,974	1,289	5,798	1,822
	22,709	15,053	56,792	37,170
Interest expense:
To non-affiliates	22,689	12,918	56,414	31,526
To PennyMac Mortgage Investment Trust	4,827	8,026	17,555	17,596
	27,516	20,944	73,969	49,122
Net interest expense	(4,807)	(5,891)	(17,177)	(11,952)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(13)	(158)	130	(295)
Result of real estate acquired in settlement of loans	42	—	—	—
Other	684	410	2,493	2,446
Total net revenue	291,395	189,205	642,602	525,870
Expenses
Compensation	96,132	74,129	247,577	202,695
Servicing	22,177	16,770	56,494	55,108
Technology	9,733	6,676	24,313	18,104
Loan origination	6,471	4,314	15,567	12,813
Professional services	4,631	3,803	12,923	10,710
Other	12,973	9,590	32,053	24,480
Total expenses	152,117	115,282	388,927	323,910
Income before provision for income taxes	139,278	73,923	253,675	201,960
Provision for income taxes	16,976	8,575	30,535	23,308
Net income	122,302	65,348	223,140	178,652
Less: Net income attributable to noncontrolling interest	98,617	52,668	179,805	144,195
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$23,685	$12,680	$43,335	$34,457

Earnings per share
Basic	$1.07	$0.58	$1.96	$1.59
Diluted	$1.06	$0.58	$1.95	$1.58
Weighted average common shares outstanding
Basic	22,217	21,810	22,101	21,702
Diluted	76,355	76,138	76,331	76,098

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Class A Common Stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)

Balance at December 31, 2014	21,578	$2	$162,720	$51,242	$593,302	$807,266
Net income	—	—	—	34,457	144,195	178,652
Stock and unit-based compensation	75	—	3,746	—	9,358	13,104
Distributions	—	—	—	—	(9,627)	(9,627)
Issuance of common stock in settlement of directors' fees	13	—	223	—	—	223
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	177	—	2,919	—	(2,919)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(311)	—	—	(311)
Balance at September 30, 2015	21,843	$2	$169,297	$85,699	$734,309	$989,307

Balance at December 31, 2015	21,991	$2	$172,354	$98,470	$791,524	$1,062,350
Net income	—	—	—	43,335	179,805	223,140
Stock and unit-based compensation	99	—	3,341	—	8,914	12,255
Distributions	—	—	—	—	(6,742)	(6,742)
Issuance of common stock in settlement of directors' fees	18	—	230	—	—	230
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	166	—	4,038	—	(4,038)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(829)	—	—	(829)
Balance at September 30, 2016	22,274	$2	$179,134	$141,805	$969,463	$1,290,404

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2016	2015
	(in thousands)

Cash flow from operating activities
Net income	$223,140	$178,652
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(403,848)	(241,979)
Accrual of servicing rebate payable to Investment Funds	209	1,193
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	268,320	117,399
Carried Interest from Investment Funds	(944)	(2,898)
Capitalization of interest on mortgage loans held for sale at fair value	(20,451)	(11,703)
Accrual of interest on excess servicing spread financing	17,555	17,596
Amortization of debt issuance costs and commitment fees relating to financing facilities	7,944	5,688
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(24)	422
Stock and unit-based compensation expense	12,255	13,104
Provision for servicing advance losses	19,799	23,538
Depreciation and amortization	3,965	1,585
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(29,144,685)	(24,864,698)
Originations of mortgage loans held for sale	(4,428,426)	(3,106,147)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(1,588,711)	(989,009)
Sale and principal payments of mortgage loans held for sale	33,124,241	28,346,871
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	13,146	13,708
Repurchase of mortgage loans subject to representations and warranties	(13,525)	(17,112)
Increase in servicing advances	(28,591)	(47,080)
Increase in receivable from Investment Funds	(489)	(444)
Decrease in receivable from PennyMac Mortgage Investment Trust	5,491	8,889
Decrease in deferred tax asset	18,668	21,399
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(4,299)
Increase in other assets	(24,325)	(23,113)
Increase in accounts payable and accrued expenses	12,992	22,280
Decrease in payable to Investment Funds	(3,164)	(5,697)
Increase in payable to PennyMac Mortgage Investment Trust	1,971	22,698
Increase in income taxes payable	11,415	—
Net cash used in operating activities	(1,916,072)	(519,157)
Cash flow from investing activities
Increase in short-term investments	(12,430)	(3,079)
Advance on note receivable from PennyMac Mortgage Investment Trust	—	(168,546)
Repayment of note receivable from PennyMac Mortgage Investment Trust	—	18,546
Purchase of mortgage servicing rights	(23)	(379,264)
Net settlement of derivative financial instruments used for hedging	173,696	(3,678)
Purchase of furniture, fixtures, equipment and leasehold improvements	(17,539)	(5,716)
Acquisition of capitalized software	(5,572)	(1,745)
(Increase) decrease in margin deposits and restricted cash	(39,467)	5,331
Net cash provided by (used in) investing activities	98,665	(538,151)
Cash flow from financing activities
Sale of assets under agreements to repurchase	31,708,423	25,947,385
Repurchase of assets sold under agreements to repurchase	(30,384,066)	(25,482,890)
Issuance of mortgage loan participation certificates	21,895,964	13,265,896
Repayment of mortgage loan participation certificates	(21,347,920)	(13,162,123)
Advances on notes payable	97,000	289,556
Repayment of notes payable	(48,661)	(29,411)
Issuance of excess servicing spread financing	—	271,452
Repayment of excess servicing spread financing	(54,623)	(55,800)
Repurchase of excess servicing spread financing	(59,045)	—
Advances of obligations under capital lease	12,651	—
Repayment of obligation under capital lease	(5,530)	(6)
Payment of debt issuance costs	(6,525)	(5,965)
Assumption of mortgage servicing liability	5,736	—
Distribution to Private National Mortgage Acceptance Company, LLC members	(6,742)	(9,627)
Net cash provided by financing activities	1,806,662	1,028,467
Net decrease in cash	(10,745)	(28,841)
Cash at beginning of period	105,472	76,256
Cash at end of period	$94,727	$47,415

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage loan production (including correspondent production and consumer direct lending) and mortgage loan servicing. PennyMac’s investment management activities and a portion of its mortgage loan servicing activities are conducted on behalf of entities that invest in residential mortgage loans and related assets. PennyMac’s primary wholly owned subsidiaries are:

•

PNMAC Capital Management, LLC (“PCM”)—a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM enters into investment management agreements with entities that invest in residential mortgage loans and related assets.

Presently, PCM has management agreements with, PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., (the “Master Fund”), both registered under the Investment Company Act of 1940, as amended, an affiliate of these registered funds, PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, the “Investment Funds”) and PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust (“REIT”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.”

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods, but are not necessarily indicative of income to be anticipated for the full year ending December 31, 2016. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Fees (generally comprised of fulfillment fees, mortgage loan servicing fees, management fees, Carried Interest and servicing recapture fees) and interest charged to these entities totaled 15% and 20% of total net revenue for the quarters ended September 30, 2016 and 2015, respectively, and 22% and 18% for the nine months ended September 30, 2016 and 2015, respectively.

Note 3—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities

Following is a summary of mortgage lending and sourcing activity between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Mortgage servicing rights and excess servicing spread recapture incurred	$1,690	$3,098	$5,557	$5,843
Fulfillment fee revenue	$27,255	$17,553	$59,301	$45,752
Unpaid principal balance of mortgage loans fulfilled for PMT	$7,263,557	$4,073,201	$15,696,940	$10,542,411

Sourcing fees paid to PMT	$3,509	$3,236	$8,282	$7,084
Unpaid principal balance of mortgage loans purchased from PMT	$11,694,065	$10,783,882	$27,599,186	$23,602,020

Proceeds from sale of mortgage loans held for sale to PMT	$5,007	$1,047	$13,146	$11,875
Tax service fees received from PMT	$2,006	$1,291	$4,537	$3,293
Early purchase program fees earned from PMT	$5	$—	$7	$—

Mortgage Loan Servicing Activities

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base and supplemental	$90	$130	$225	$198
Activity-based	210	153	497	243
	300	283	722	441
Mortgage loans at fair value:
Base and supplemental	2,615	3,930	8,881	12,145
Activity-based	3,014	2,961	14,981	8,948
	5,629	6,891	23,862	21,093
Mortgage servicing rights:
Base and supplemental	4,978	4,473	13,999	12,783
Activity-based	132	89	336	225
	5,110	4,562	14,335	13,008
	$11,039	$11,736	$38,919	$34,542

Investment Management Activities

The base management fee and the performance incentive fee are both receivable quarterly in arrears. The performance incentive fee may be paid in cash or a combination of cash and PMT’s common shares (subject to a limit of no more than 50% paid in common shares), at PMT’s option.

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Base management	$5,025	$5,742	$15,576	$17,181
Performance incentive	—	—	—	1,343
	$5,025	$5,742	$15,576	$18,524

The management agreement, as amended, expires on September 12, 2020, subject to automatic renewal for additional 18‑month periods, unless terminated earlier in accordance with the terms of the management agreement.

In the event of termination of the management agreement between PMT and the Company, the Company may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by the Company, in each case during the 24-month period immediately preceding the date of termination.

Expense Reimbursement

PMT reimburses the Company for other expenses, including common overhead expenses incurred on its behalf by the Company, in accordance with the terms of its management agreement. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Reimbursement of:
Common overhead incurred by the Company	$1,417	$2,694	$6,413	$8,125
Expenses incurred on PMT's (the Company's) behalf, net	13	(85)	(102)	377
	$1,430	$2,609	$6,311	$8,502
Payments and settlements during the period (1)	$45,988	$17,709	$102,600	$64,575

(1)

Payments and settlements include payments for operating, investment and financing activities itemized in this Note and netting settlements made pursuant to master netting agreements between the Company and PMT.

Amounts due from and payable to PMT are summarized below:

	September 30,	December 31,
	2016	2015
	(in thousands)

Receivable from PMT:
Management fees	$5,025	$5,670
Servicing fees	3,641	3,682
Allocated expenses and expenses incurred on PMT's behalf	3,227	4,490
Fulfillment fees	926	1,082
Conditional reimbursement	900	900
Interest on note receivable	536	412
Correspondent production fees	492	2,729
	$14,747	$18,965
Payable to PMT:
Deposits made by PMT to fund servicing advances	$159,488	$153,573
Mortgage servicing rights ("MSR") recapture payable	450	781
Other	5,326	8,025
	$165,264	$162,379

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. The Company received reimbursement payments from PMT totaling $7,000 and $237,000 for the quarter and nine months ended September 30, 2015, respectively, and received no reimbursement from PMT during the nine months ended September 30, 2016.

In the event a termination fee is payable to the Company under the management agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

Investing Activities

Following is a summary of investing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Note receivable from PennyMac Mortgage Investment Trust:
Interest income	$1,974	$1,289	$5,798	$1,822
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received and change in fair value	$(13)	$(158)	$130	$(295)

	September 30,	December 31,
	2016	2015
	(in thousands)
Note receivable from PennyMac Mortgage Investment Trust:	$150,000	$150,000
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,169	$1,145
Number of shares	75	75

Financing Activities

Following is a summary of financing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Excess servicing spread financing:
Issuance:
Cash	$—	$84,165	$—	$271,452
Pursuant to recapture agreement	$1,438	$2,268	$5,039	$4,833
Repayment	$(16,342)	$(24,717)	$(54,623)	$(55,800)
Repurchase	$—	$—	$(59,045)	$—
Change in fair value	$(4,107)	$(10,271)	$(40,984)	$(10,674)
Interest expense	$4,827	$8,026	$17,555	$17,596
Excess servicing spread recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread	$1,283	$2,428	$4,709	$5,173

Investment Funds

Amounts due from and payable to the Investment Funds are summarized below:

	September 30,	December 31,
	2016	2015
	(in thousands)

Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$42,357	$41,893
PNMAC Mortgage Opportunity Fund Investors, LLC	28,513	28,033
	$70,870	$69,926
Receivable from Investment Funds:
Management fees	$503	$655
Expense reimbursements	429	45
Mortgage loan servicing fees	425	392
Mortgage loan servicing rebate	239	224
	$1,596	$1,316
Payable to Investment Funds—Servicing advances	$27,265	$30,429

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the IPO that will provide for the payment by the Company to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $75.4 million and $74.3 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2016 and December 31, 2015, respectively. The Company made payments under the tax receivable agreement totaling $4.3 million during the nine months ended September 30, 2015. There were no payments made during the nine months ended September 30, 2016.

Note 4—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined using net income attributable to the Company’s common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is determined by dividing diluted net income attributable to the Company’s common stockholders by the weighted average number of shares of common stock outstanding, assuming all dilutive shares of common stock were issued.

Potentially dilutive shares of common stock include non-vested unit and stock-based compensation awards and PennyMac Class A units. The Company applies the treasury stock method to determine the diluted weighted average shares of common stock outstanding represented by the non-vested unit and stock-based compensation awards. The diluted earnings per share calculation assumes the exchange of PennyMac Class A units for shares of common stock. Accordingly, earnings attributable to the Company’s common stockholders is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the income taxes that would be applicable to such earnings.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$23,685	$12,680	$43,335	$34,457
Weighted average shares of common stock outstanding	22,217	21,810	22,101	21,702
Basic earnings per share of common stock	$1.07	$0.58	$1.96	$1.59

Diluted earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$23,685	$12,680	$43,335	$34,457
Effect of net income attributable to PennyMac Class A units exchangeable to common stock, net of income taxes	57,444	31,418	105,480	86,012
Diluted net income attributable to common stockholders	$81,129	$44,098	$148,815	$120,469
Weighted average shares of common stock outstanding	22,217	21,810	22,101	21,702
Dilutive shares:
PennyMac Class A units exchangeable to common stock	53,923	54,042	53,996	53,744
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	—	163	—	528
Common shares issuable under stock-based compensation plan	215	123	234	124
Diluted weighted average shares of common stock outstanding	76,355	76,138	76,331	76,098
Diluted earnings per share of common stock	$1.06	$0.58	$1.95	$1.58

Potentially dilutive securities are excluded from the calculation of diluted earnings per share when their inclusion would be anti-dilutive. The following table summarizes the anti-dilutive weighted-average number of outstanding stock options and performance-based restricted stock units (“RSUs”) excluded from the calculation of diluted earnings per share:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands except for weighted-average exercise price)

Stock options (1)	2,768	1,864	2,559	1,712
Performance-based RSUs (2)	2,505	2,377	2,510	2,210
Total anti-dilutive stock-based compensation units	5,273	4,241	5,069	3,922
Weighted-average exercise price of anti-dilutive stock options (1)	$15.81	$18.17	$15.82	$18.17

(1)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were anti-dilutive.

(2)	Certain performance-based RSUs were outstanding but not included in the computation of diluted earnings per share because the performance thresholds included in such RSUs have not been achieved.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Cash flows:
Sales proceeds	$13,947,544	$12,738,035	$33,124,241	$28,357,226
Servicing fees received (1)	$67,371	$33,745	$186,474	$103,057
Net servicing advance recoveries	$4,608	$9,778	$14,153	$18,733

(1)	Net of guarantee fees paid to the Agencies.

	September 30,	December 31,
	2016	2015
	(in thousands)

Unpaid principal balance of mortgage loans outstanding at end of period	$78,942,489	$60,687,246
Delinquencies:
30-89 days	$2,157,646	$1,539,568
90 days or more:
Not in foreclosure	$457,909	$340,313
In foreclosure or bankruptcy	$328,396	$227,025
Foreclosed	$2,435	$755

The unpaid principal balance (“UPB”) of the Company’s mortgage loan servicing portfolio is summarized as follows:

	September 30, 2016
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)

Investor:
Non-affiliated entities	$123,030,847	$—	$123,030,847
Affiliated entities	—	56,100,331	56,100,331
Mortgage loans held for sale	2,945,465	—	2,945,465
	$125,976,312	$56,100,331	$182,076,643
Commercial real estate loans subserviced for the Company	$16,403	$—	$16,403
Delinquent mortgage loans:
30 days	$2,954,504	$366,538	$3,321,042
60 days	989,384	126,411	1,115,795
90 days or more:
Not in foreclosure	1,740,732	591,872	2,332,604
In foreclosure or bankruptcy	801,461	798,585	1,600,046
Foreclosed	29,560	471,956	501,516
	$6,515,641	$2,355,362	$8,871,003
Custodial funds managed by the Company (1)	$3,754,860	$1,058,632	$4,813,492

(1)

Borrower and investor custodial cash accounts relate to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which is included in Interest income in the Company’s consolidated statements of income.

	December 31, 2015
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)

Investor:
Non-affiliated entities	$111,409,601	$—	$111,409,601
Affiliated entities	—	47,810,632	47,810,632
Mortgage loans held for sale	1,052,485	—	1,052,485
	$112,462,086	$47,810,632	$160,272,718
Commercial real estate loans subserviced for the Company	$14,454	$—	$14,454
Delinquent mortgage loans:
30 days	$2,666,435	$349,859	$3,016,294
60 days	834,617	136,924	971,541
90 days or more:
Not in foreclosure	1,270,236	788,410	2,058,646
In foreclosure or bankruptcy	656,617	1,180,014	1,836,631
Foreclosed	23,372	542,031	565,403
	$5,451,277	$2,997,238	$8,448,515
Custodial funds managed by the Company (1)	$2,242,146	$502,751	$2,744,897

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

Following is a summary of the geographical distribution of mortgage loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2016	2015
	(in thousands)

California	$40,854,288	$39,007,363
Texas	14,851,369	12,191,722
Virginia	12,164,535	9,816,114
Florida	11,830,839	9,709,940
Maryland	7,755,698	6,151,945
All other states	94,619,914	83,395,634
	$182,076,643	$160,272,718

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts.

	September 30, 2016			December 31, 2015
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)

Derivatives not subject to a master netting arrangement - Interest rate lock commitments	$107,127	$—	$107,127	$45,885	$—	$45,885
Derivatives subject to a master netting arrangement:
Forward purchase contracts	54,574	—	54,574	4,181	—	4,181
Forward sale contracts	3,588	—	3,588	4,965	—	4,965
Mortgage-backed security ("MBS") put options	6,019	—	6,019	404	—	404
Put options on interest rate futures purchase contracts	6,707	—	6,707	1,832	—	1,832
Call options on interest rate futures purchase contracts	4,430	—	4,430	1,555	—	1,555
Netting	—	(46,668)	(46,668)	—	(8,542)	(8,542)
	75,318	(46,668)	28,650	12,937	(8,542)	4,395
	$182,445	$(46,668)	$135,777	$58,822	$(8,542)	$50,280

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not qualify for set off accounting.

	September 30, 2016				December 31, 2015
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)

Interest rate lock commitments	$107,127	$—	$—	$107,127	$45,885	$—	$—	$45,885
RJ O'Brien	8,634	—	—	8,634	2,246	—	—	2,246
Barclays Capital	8,431	—	—	8,431	72	—	—	72
JP Morgan	4,067	—	—	4,067	—	—	—	—
Federal National Mortgage Association	3,471	—	—	3,471	453	—	—	453
Citibank, N.A.	1,738	—	—	1,738	—	—	—	—
Goldman Sachs	836	—	—	836	471	—	—	471
Morgan Stanley Bank, N.A.	731	—	—	731	—	—	—	—
Jefferies & Co.	343	—	—	343	888	—	—	888
Wells Fargo Bank, N.A.	—	—	—	—	53	—	—	53
Others	399	—	—	399	212	—	—	212
	$135,777	$—	$—	$135,777	$50,280	$—	$—	$50,280

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The mortgage loans sold under agreements to repurchase do not qualify for set off accounting.

	September 30, 2016			December 31, 2015
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)

Derivatives not subject to a master netting arrangement - IRLCs	$1,609	$—	$1,609	$2,112	$—	$2,112
Derivatives subject to a master netting arrangement:
Forward purchase contracts	2,584	—	2,584	9,004	—	9,004
Forward sale contracts	45,085	—	45,085	7,497	—	7,497
Put options on interest rate futures purchase contracts	1,500	—	1,500	203	—	203
Call options on interest rate futures purchase contracts	398	—	398	47	—	47
Netting	—	(46,750)	(46,750)	—	(9,780)	(9,780)
	49,567	(46,750)	2,817	16,751	(9,780)	6,971
Total derivatives	51,176	(46,750)	4,426	18,863	(9,780)	9,083
Mortgage loans sold under agreements to repurchase:
Amount outstanding	2,491,762	—	2,491,762	1,167,405	—	1,167,405
Unamortized debt issuance costs	(396)	—	(396)	(674)	—	(674)
	2,491,366	—	2,491,366	1,166,731	—	1,166,731
	$2,542,542	$(46,750)	$2,495,792	$1,185,594	$(9,780)	$1,175,814

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

	September 30, 2016				December 31, 2015
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)

Interest rate lock commitments	$1,609	$—	$—	$1,609	$2,112	$—	$—	$2,112
Credit Suisse First Boston Mortgage Capital LLC	1,174,487	(1,174,288)	—	199	795,179	(794,470)	—	709
Bank of America, N.A.	449,502	(449,371)	—	131	271,130	(269,510)	—	1,620
Citibank, N.A.	396,423	(396,423)	—	—	55,948	(53,904)	—	2,044
Morgan Stanley Bank, N.A.	185,688	(185,688)	—	—	49,763	(49,521)	—	242
Barclays Capital	154,665	(154,665)	—	—	—	—	—	—
JP Morgan Chase Bank, N.A.	131,327	(131,327)	—	—	672	—	—	672
Wells Fargo Bank, N.A.	1,323	—	—	1,323	—	—	—	—
Nomura Securities International, Inc.	396	—	—	396	—	—	—	—
Raymond James & Associates	232	—	—	232	—	—	—	—
Bank of Oklahoma	167	—	—	167	135	—	—	135
BNP Paribas	128	—	—	128	738	—	—	738
Bank of New York Mellon	77	—	—	77	154	—	—	154
Others	164	—	—	164	657	—	—	657
	$2,496,188	$(2,491,762)	$—	$4,426	$1,175,814	$(1,166,731)	$—	$9,083

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

•

Level 3—Prices determined using significant unobservable inputs. In situations where observable inputs are unavailable, unobservable inputs may be used. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets:
Short-term investments	$58,749	$—	$—	$58,749
Mortgage loans held for sale at fair value	—	3,081,003	46,374	3,127,377
Derivative assets:
Interest rate lock commitments	—	—	107,127	107,127
Forward purchase contracts	—	54,574	—	54,574
Forward sales contracts	—	3,588	—	3,588
MBS put options	—	6,019	—	6,019
Put options on interest rate futures purchase contracts	6,707	—	—	6,707
Call options on interest rate futures purchase contracts	4,430	—	—	4,430
Total derivative assets before netting	11,137	64,181	107,127	182,445
Netting	—	—	—	(46,668)
Total derivative assets	11,137	64,181	107,127	135,777
Investment in PennyMac Mortgage Investment Trust	1,169	—	—	1,169
Mortgage servicing rights at fair value	—	—	492,028	492,028
	$71,055	$3,145,184	$645,529	$3,815,100
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$280,367	$280,367
Derivative liabilities:
Interest rate lock commitments	—	—	1,609	1,609
Forward purchase contracts	—	2,584	—	2,584
Forward sales contracts	—	45,085	—	45,085
Put options on interest rate futures purchase contracts	1,500	—	—	1,500
Call options on interest rate futures purchase contracts	398	—	—	398
Total derivative liabilities before netting	1,898	47,669	1,609	51,176
Netting	—	—	—	(46,750)
Total derivative liabilities	1,898	47,669	1,609	4,426
Mortgage servicing liabilities	—	—	13,045	13,045
	$1,898	$47,669	$295,021	$297,838

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets:
Short-term investments	$46,319	$—	$—	$46,319
Mortgage loans held for sale at fair value	—	1,052,673	48,531	1,101,204
Derivative assets:
Interest rate lock commitments	—	—	45,885	45,885
Forward purchase contracts	—	4,181	—	4,181
Forward sales contracts	—	4,965	—	4,965
MBS put options	—	404	—	404
Put options on interest rate futures purchase contracts	1,832	—	—	1,832
Call options on interest rate futures purchase contracts	1,555	—	—	1,555
Total derivative assets before netting	3,387	9,550	45,885	58,822
Netting	—	—	—	(8,542)
Total derivative assets	3,387	9,550	45,885	50,280
Investment in PennyMac Mortgage Investment Trust	1,145	—	—	1,145
Mortgage servicing rights at fair value	—	—	660,247	660,247
	$50,851	$1,062,223	$754,663	$1,859,195
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$412,425	$412,425
Derivative liabilities:
Interest rate lock commitments	—	—	2,112	2,112
Forward purchase contracts	—	9,004	—	9,004
Forward sales contracts	—	7,497	—	7,497
Put options on interest rate futures purchase contracts	203	—	—	203
Call options on interest rate futures purchase contracts	47	—	—	47
Total derivative liabilities before netting	250	16,501	2,112	18,863
Netting	—	—	—	(9,780)
Total derivative liabilities	250	16,501	2,112	9,083
Mortgage servicing liabilities	—	—	1,399	1,399
	$250	$16,501	$415,936	$422,907

As shown above, all or a portion of the Company’s mortgage loans held for sale, IRLCs, MSRs, ESS and  MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for the quarters and nine month periods ended September 30, 2016 and 2015:

	Quarter ended September 30, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)

Assets:
Balance, June 30, 2016	$38,079	$90,262	$526,294	$654,635
Purchases	750,709	—	12	750,721
Sales	(621,446)	—	—	(621,446)
Repayments	(9,629)	—	—	(9,629)
Interest rate lock commitments issued, net	—	148,315	—	148,315
Mortgage servicing rights resulting from mortgage loan sales	—	—	3,913	3,913
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	2,487	—	—	2,487
Other factors	—	68,241	(38,191)	30,050
	2,487	68,241	(38,191)	32,537
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(113,826)	—	—	(113,826)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(201,300)	—	(201,300)
Balance, September 30, 2016	$46,374	$105,518	$492,028	$643,920
Changes in fair value recognized during the period relating to assets still held at September 30, 2016	$(234)	$105,518	$(38,191)	$67,093

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies found in the borrowers’ credit files.

	Quarter ended September 30, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)

Liabilities:
Balance, June 30, 2016	$294,551	$4,681	$299,232
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,438	—	1,438
Accrual of interest	4,827	—	4,827
Repayments	(16,342)	—	(16,342)
Mortgage servicing liabilities assumed	—	5,736	5,736
Mortgage servicing liabilities resulting from mortgage loan sales	—	6,401	6,401
Changes in fair value included in income	(4,107)	(3,773)	(7,880)
Balance, September 30, 2016	$280,367	$13,045	$293,412
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2016	$(4,107)	$(3,773)	$(7,880)

	Quarter ended September 30, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)

Assets:
Balance, June 30, 2015	$34,085	$27,737	$581,269	$643,091
Purchases	391,578	—	109,131	500,709
Sales	(286,481)	—	—	(286,481)
Repayments	(14,465)	—	—	(14,465)
Interest rate lock commitments issued, net	—	73,133	—	73,133
Mortgage servicing rights resulting from mortgage loan sales	—	—	6,989	6,989
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	826	58,659	(27,722)	31,763
	826	58,659	(27,722)	31,763
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(61,921)	—	—	(61,921)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(115,991)	—	(115,991)
Balance, September 30, 2015	$63,622	$43,538	$669,667	$776,827
Changes in fair value recognized during the period relating to assets still held at September 30, 2015	$(614)	$43,538	$(27,722)	$15,202

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies found in the borrowers’ credit files.

	Quarter ended September 30, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)

Liabilities:
Balance, June 30, 2015	$359,102	$11,791	$370,893
Issuance of excess servicing spread financing:
For cash	84,165	—	84,165
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,268	—	2,268
Mortgage servicing liabilities resulting from mortgage loan sales	—	8,358	8,358
Accrual of interest	8,026	—	8,026
Repayments	(24,717)	—	(24,717)
Changes in fair value included in income	(10,271)	(9,425)	(19,696)
Balance, September 30, 2015	$418,573	$10,724	$429,297
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2015	$(10,271)	$(9,425)	$(19,696)

	Nine months ended September 30, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)

Assets:
Balance, December 31, 2015	$48,531	$43,773	$660,247	$752,551
Purchases	1,239,507	—	23	1,239,530
Sales	(899,763)	—	—	(899,763)
Repayments	(29,488)	—	—	(29,488)
Interest rate lock commitments issued, net	—	329,533	—	329,533
Mortgage servicing rights resulting from mortgage loan sales	—	—	13,201	13,201
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	3,178	—	—	3,178
Other factors	—	217,429	(181,443)	35,986
	3,178	217,429	(181,443)	39,164
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(315,591)	—	—	(315,591)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(485,217)	—	(485,217)
Balance, September 30, 2016	$46,374	$105,518	$492,028	$643,920
Changes in fair value recognized during the period relating to assets still held at September 30, 2016	$506	$105,518	$(181,443)	$(75,419)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies found in the borrowers’ credit files.

	Nine months ended September 30, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)

Liabilities:
Balance, December 31, 2015	$412,425	$1,399	$413,824
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	5,039	—	5,039
Accrual of interest	17,555	—	17,555
Repurchase	(59,045)	—	(59,045)
Repayments	(54,623)	—	(54,623)
Mortgage servicing liabilities resulting from mortgage loan sales	—	11,810	11,810
Mortgage servicing liabilities assumed	—	5,736	5,736
Changes in fair value included in income	(40,984)	(5,900)	(46,884)
Balance, September 30, 2016	$280,367	$13,045	$293,412
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2016	$(33,774)	$(5,900)	$(39,674)

	Nine months ended September 30, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)

Assets:
Balance December 31, 2014	$209,908	$32,401	$325,383	$567,692
Purchases	857,863	—	379,264	1,237,127
Sales	(798,335)	—	—	(798,335)
Repayments	(34,467)	—	—	(34,467)
Interest rate lock commitments issued, net	—	217,278	—	217,278
Mortgage servicing rights resulting from mortgage loan sales	—	—	13,107	13,107
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	4,054	—	—	4,054
Other factors	35	48,367	(48,087)	315
	4,089	48,367	(48,087)	4,369
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(175,436)	—	—	(175,436)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(254,508)	—	(254,508)
Balance, September 30, 2015	$63,622	$43,538	$669,667	$776,827
Changes in fair value recognized during the period relating to assets still held at September 30, 2015	$(1,145)	$43,538	$(48,087)	$(5,694)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)

Mortgage loans held for sale are transferred from Level 3 to Level 2 as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies found in the borrowers’ credit files.

	Nine months ended September 30, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)

Liabilities:
Balance December 31, 2014	$191,166	$6,306	$197,472
Issuance of excess servicing spread financing:
For cash	271,452	—	271,452
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	4,833	—	4,833
Mortgage servicing liabilities resulting from mortgage loan sales	—	20,442	20,442
Accrual of interest	17,596	—	17,596
Repayments	(55,800)	—	(55,800)
Changes in fair value included in income	(10,674)	(16,024)	(26,698)
Balance, September 30, 2015	$418,573	$10,724	$429,297
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2015	$(10,674)	$(16,024)	$(26,698)

The information used in the preceding roll forwards represents activity for any financial statement items measured at fair value on a recurring basis and identified as using “Level 3” significant fair value inputs at either the beginning or the end of the periods presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain mortgage loans held for sale.

Financial Statement Items Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for financial statement items carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended September 30,
	2016			2015
	Net gains on			Net gains on
	mortgage	Net mortgage		mortgage	Net mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)

Assets:
Mortgage loans held for sale at fair value	$198,449	$—	$198,449	$136,119	$—	$136,119
Mortgage servicing rights at fair value	—	(38,191)	(38,191)	—	(27,722)	(27,722)
	$198,449	$(38,191)	$160,258	$136,119	$(27,722)	$108,397
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$4,107	$4,107	$—	$10,271	$10,271
Mortgage servicing liabilities at fair value	—	3,773	3,773	—	9,425	9,425
	$—	$7,880	$7,880	$—	$19,696	$19,696

	Nine months ended September 30,
	2016			2015
	Net gains on	Net		Net gains on	Net
	mortgage	mortgage		mortgage	mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)

Assets:
Mortgage loans held for sale at fair value	$499,058	$—	$499,058	$285,936	$—	$285,936
Mortgage servicing rights at fair value	—	(181,443)	(181,443)	—	(48,087)	(48,087)
	$499,058	$(181,443)	$317,615	$285,936	$(48,087)	$237,849
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$40,984	$40,984	$—	$10,674	$10,674
Mortgage servicing liabilities at fair value	—	5,900	5,900	—	16,024	16,024
	$—	$46,884	$46,884	$—	$26,698	$26,698

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	September 30, 2016
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)

Mortgage loans held for sale:
Current through 89 days delinquent	$3,107,437	$2,924,778	$182,659
90 days or more delinquent:
Not in foreclosure	15,223	15,343	(120)
In foreclosure	4,717	5,344	(627)
	$3,127,377	$2,945,465	$181,912

	December 31, 2015
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)

Mortgage loans held for sale:
Current through 89 days delinquent	$1,068,548	$1,016,314	$52,234
90 days or more delinquent:
Not in foreclosure	26,399	26,999	(600)
In foreclosure	6,257	6,598	(341)
	$1,101,204	$1,049,911	$51,293

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were measured at fair value on a nonrecurring basis during the periods presented:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$845,646	$845,646
Real estate acquired in settlement of loans	—	—	173	173
	$—	$—	$845,819	$845,819

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$202,991	$202,991
	$—	$—	$202,991	$202,991

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Mortgage servicing rights at lower of amortized cost or fair value	$(25,206)	$(33,301)	$(174,926)	$(51,427)
Real estate acquired in settlement of loans	42	—	—	—
	$(25,164)	$(33,301)	$(174,926)	$(51,427)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as its Carried Interest due from Investment Funds,  Note receivable from PMT, Assets sold under agreements to repurchase,  Mortgage loan participation and sale agreements,  Notes payable,  Obligations under capital lease and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

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

The Company has concluded that the fair value of the Note receivable from PMT and the receivables from and payables to the Advised Entities approximate the carrying value due to their short terms and/or variable interest rates.

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

Due to the difficulty in estimating the fair values of “Level 3” fair value financial statement items, management has assigned the responsibility for estimating the fair value of these items to specialized staff and subjects the valuation process to significant senior management oversight. The Company’s Financial Analysis and Valuation group (the “FAV group”) is the Company’s specialized staff responsible for estimating the fair values of “Level 3” fair value financial statement items other than IRLCs and maintaining its valuation policies and procedures.

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

Certain of the Company’s mortgage loans held for sale may become non-saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a mortgage loan with an identified defect. The Company may also purchase certain delinquent government guaranteed or insured mortgage loans from Ginnie Mae guaranteed pools in its mortgage loan servicing portfolio.

The Company’s right to purchase delinquent government guaranteed or insured mortgage loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased mortgage loans may be resold to third-party investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed pool.

To the extent such mortgage loans have not become saleable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms, the Company measures such mortgage loans along with mortgage loans with identified defects using “Level 3” fair value inputs.

The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” fair value mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment/resale speeds and total prepayment speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	September 30, 2016	December 31, 2015
Discount rate
Range	2.5% – 8.1%	2.5% – 9.1%
Weighted average	3.1%	2.8%
Twelve-month projected housing price index change
Range	2.8% – 5.2%	1.8% – 5.0%
Weighted average	4.5%	3.7%
Voluntary prepayment / resale speed (1)
Range	0.1% – 25.8%	0.6% – 20.1%
Weighted average	20.8%	16.6%
Total prepayment speed (2)
Range	0.1% – 41.3%	0.7% – 37.6%
Weighted average	33.1%	30.9%

(1)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on mortgage loans acquired for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of IRLCs:

Key inputs	September 30, 2016	December 31, 2015
Pull-through rate
Range	35.0% – 100.0%	54.1% – 100.0%
Weighted average	83.7%	90.1%
Mortgage servicing rights value expressed as:
Servicing fee multiple
Range	1.2 – 5.5	1.0 – 5.8
Weighted average	4.2	4.4
Percentage of unpaid principal balance
Range	0.2% – 2.7%	0.2% – 3.8%
Weighted average	1.2%	1.5%

Hedging Derivatives

The Company estimates the fair value of commitments to sell mortgage loans based on quoted MBS prices. These derivative financial instruments are categorized by the Company as “Level 1” fair value financial statement items for those based on exchange traded market prices or as “Level 2” fair value financial statement items for those based on observable MBS prices or  interest rate volatilities in the MBS market. Changes in the fair value of hedging derivatives are included in Net gains on mortgage loans acquired for sale at fair value, or Net mortgage loan servicing fees, as applicable, in the consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSRs include the prepayment rates of the underlying mortgage loans, the applicable pricing spread (discount rate), and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSRs are included in Net servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights in the consolidated statements of income.

.

Following are the key “Level 3” fair value inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended September 30,
	2016		2015
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)

MSR and pool characteristics:
Amount recognized	$3,913	$146,448	$6,989	$154,707
Unpaid principal balance of underlying mortgage loans	$340,562	$12,313,082	$550,073	$11,369,493
Weighted average servicing fee rate (in basis points)	33	29	32	34
Key inputs:
Pricing spread (1)
Range	7.6% – 10.5%	7.6% – 14.4%	7.0% – 14.4%	6.8% – 16.2%
Weighted average	9.3%	9.5%	8.9%	9.1%
Annual total prepayment speed (2)
Range	5.0% – 42.8%	3.4% – 42.9%	7.7% – 52.3%	7.5% – 35.0%
Weighted average	12.4%	9.7%	11.9%	9.2%
Life (in years)
Range	1.7 – 10.8	1.7 – 12.2	1.4 – 7.5	1.9 – 9.1
Weighted average	6.5	7.6	6.5	7.0
Per-loan annual cost of servicing
Range	$78 – $103	$78 – $102	$59 – $101	$59 – $95
Weighted average	$92	$91	$75	$78

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs.

(2)	Prepayment speed is measured using Life Total CPR.

	Nine months ended September 30,
	2016		2015
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)

MSR and pool characteristics:
Amount recognized	$13,201	$370,414	$13,107	$347,549
Unpaid principal balance of underlying mortgage loans	$1,108,802	$29,667,803	$1,072,203	$25,268,602
Weighted average servicing fee rate (in basis points)	33	30	32	35
Key inputs:
Pricing spread (1)
Range	7.2% – 10.5%	7.2% – 14.4%	7.0% – 14.4%	6.8% – 16.2%
Weighted average	8.9%	9.2%	9.4%	9.2%
Annual total prepayment speed (2)
Range	3.3% – 52.3%	3.4% – 50.9%	7.7% – 62.4%	7.5% – 39.4%
Weighted average	12.6%	10.0%	11.6%	8.8%
Life (in years)
Range	1.3 – 11.8	1.3 – 12.2	1.1 – 7.5	1.8 – 9.1
Weighted average	6.5	7.5	6.5	7.0
Per-loan annual cost of servicing
Range	$68 – $105	$68 – $106	$59 – $101	$59 – $95
Weighted average	$87	$88	$75	$76

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

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs at period end and the effect on fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	September 30, 2016		December 31, 2015
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)

MSR and pool characteristics:
Carrying value	$492,028	$845,646	$660,247	$751,688
Unpaid principal balance of underlying mortgage loans	$46,236,558	$75,076,431	$54,182,477	$56,420,227
Weighted average note interest rate	4.1%	3.8%	4.1%	3.8%
Weighted average servicing fee rate (in basis points)	32	31	32	32
Key inputs:
Pricing spread (1)
Range	7.6% – 14.4%	7.6% – 14.4%	7.2% – 14.1%	7.2% – 12.8%
Weighted average	9.7%	10.2%	8.9%	8.9%
Effect on fair value of (2):
5% adverse change	$(8,318)	$(15,356)	$(11,115)	$(13,467)
10% adverse change	$(16,346)	$(30,149)	$(21,857)	$(26,472)
20% adverse change	$(31,585)	$(58,160)	$(42,293)	$(51,183)
Average life (in years)
Range	2.1 – 8.9	1.5 – 9.3	1.9 – 9.0	1.8 – 9.1
Weighted average	6.0	6.5	6.9	7.4
Prepayment speed (3)
Range	6.7% – 26.5%	6.7% – 46.7%	5.3% – 43.8%	5.7% – 46.7%
Weighted average	12.3%	12.1%	9.7%	9.5%
Effect on fair value of (2):
5% adverse change	$(10,448)	$(18,008)	$(12,475)	$(14,360)
10% adverse change	$(20,482)	$(35,280)	$(24,499)	$(28,197)
20% adverse change	$(39,396)	$(67,777)	$(47,286)	$(54,406)
Annual per-loan cost of servicing
Range	$78 – $102	$79 – $102	$68 – $97	$68 – $95
Weighted average	$93	$92	$86	$84
Effect on fair value of (2):
5% adverse change	$(5,720)	$(7,101)	$(6,812)	$(5,725)
10% adverse change	$(11,441)	$(14,202)	$(13,624)	$(11,451)
20% adverse change	$(22,882)	$(28,405)	$(27,247)	$(22,901)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

Following are the key inputs used in estimating the fair value of ESS:

	September 30,	December 31,
	2016	2015

Carrying value (in thousands)	$280,367	$412,425
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$34,189,425	$51,966,405
Average servicing fee rate (in basis points)	34	32
Average excess servicing spread (in basis points)	19	17
Key inputs:
Pricing spread (1)
Range	4.7% – 5.9%	4.8% – 6.5%
Weighted average	5.5%	5.7%
Average life (in years)
Range	2.2 – 8.9	1.4 – 9.0
Weighted average	6.2	6.9
Annualized prepayment speed (2)
Range	6.7% – 23.3%	5.2% – 52.4%
Weighted average	12.2%	9.6%

(1)The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)Prepayment speed is measured using Life Total CPR.

Note 8—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	September 30,	December 31,
	2016	2015
	(in thousands)

Government-insured or guaranteed	$2,971,838	$992,805
Conventional conforming	109,165	59,868
Delinquent mortgage loans purchased from Ginnie Mae pools serviced by the Company	38,433	42,600
Mortgage loans repurchased pursuant to representations and warranties	7,941	5,931
	$3,127,377	$1,101,204
Fair value of mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$2,278,952	$833,748
Mortgage loan participation and sale agreement	815,665	245,741
	$3,094,617	$1,079,489

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2016			December 31, 2015
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)

Derivatives not designated as hedging instruments:
Interest rate lock commitments	4,674,721	$107,127	$1,609	3,487,366	$45,885	$2,112
Forward purchase contracts	17,116,174	54,574	2,584	5,254,293	4,181	9,004
Forward sales contracts	17,768,293	3,588	45,085	6,230,811	4,965	7,497
MBS put options	5,500,000	6,019	—	1,275,000	404	—
Put options on interest rate futures purchase contracts	3,525,000	6,707	1,500	1,650,000	1,832	203
Call options on interest rate futures purchase contracts	300,000	4,430	398	600,000	1,555	47
Treasury futures purchase contracts	325,000	—	—	—	—	—
Total derivatives before netting		182,445	51,176		58,822	18,863
Netting		(46,668)	(46,750)		(8,542)	(9,780)
		$135,777	$4,426		$50,280	$9,083
Deposits received from derivative counterparties, net		$(82)			$(1,238)

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended September 30, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)

Forward purchase contracts	13,510,863	63,091,757	(59,486,446)	17,116,174
Forward sale contracts	13,614,196	77,956,736	(73,802,639)	17,768,293
MBS put options	3,550,000	6,150,000	(4,200,000)	5,500,000
Put options on interest rate futures purchase contracts	1,000,000	4,025,000	(1,500,000)	3,525,000
Call options on interest rate futures purchase contracts	452,100	900,000	(1,052,100)	300,000
Treasury futures purchase contracts	—	493,700	(168,700)	325,000
Treasury futures sale contracts	—	168,700	(168,700)	—

	Quarter ended September 30, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)

Forward purchase contracts	6,202,418	33,050,370	(33,189,047)	6,063,741
Forward sale contracts	9,789,564	42,709,764	(45,383,082)	7,116,246
MBS put options	327,500	1,260,000	(677,500)	910,000
MBS call options	160,000	—	(160,000)	—
Put options on interest rate futures purchase contracts	2,019,500	3,365,000	(2,009,500)	3,375,000
Call options on interest rate futures purchase contracts	1,025,000	2,140,000	(1,990,000)	1,175,000

	Nine months ended September 30, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period

	(in thousands)

Forward purchase contracts	5,254,293	140,774,477	(128,912,596)	17,116,174
Forward sale contracts	6,230,811	173,875,141	(162,337,659)	17,768,293
MBS put options	1,275,000	15,600,000	(11,375,000)	5,500,000
Put options on interest rate futures purchase contracts	1,650,000	8,700,000	(6,825,000)	3,525,000
Call options on interest rate futures purchase contracts	600,000	4,537,500	(4,837,500)	300,000
Treasury futures purchase contracts	—	493,700	(168,700)	325,000
Treasury futures sale contracts	—	168,700	(168,700)	—

	Nine months ended September 30, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)

Forward purchase contracts	2,634,218	78,426,073	(74,996,550)	6,063,741
Forward sale contracts	3,901,851	107,084,874	(103,870,479)	7,116,246
MBS put options	340,000	2,502,500	(1,932,500)	910,000
MBS call options	—	160,000	(160,000)	—
Put options on interest rate futures purchase contracts	755,000	7,190,000	(4,570,000)	3,375,000
Call options on interest rate futures purchase contracts	630,000	5,055,000	(4,510,000)	1,175,000
Put options on interest rate futures sale contracts	50,000	50,000	(100,000)	—
Call options on interest rate futures sales contracts	—	35,100	(35,100)	—

Following are the gains and (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Hedged item	Income statement line	2016	2015	2016	2015
		(in thousands)

Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale	$(27,546)	$(63,954)	$(145,665)	$(44,713)
Mortgage servicing rights	Net mortgage loan servicing fees	$19,026	$30,455	$142,694	$19,259

Note 10—Mortgage Servicing Rights

Carried at Fair Value

The activity in MSRs carried at fair value is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Balance at beginning of period	$526,294	$581,269	$660,247	$325,383
Additions:
Purchases	12	109,131	23	379,264
Mortgage servicing rights resulting from mortgage loan sales	3,913	6,989	13,201	13,107
	3,925	116,120	13,224	392,371
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(17,573)	(5,651)	(118,304)	2,942
Other changes in fair value (2)	(20,618)	(22,071)	(63,139)	(51,029)
Total change in fair value	(38,191)	(27,722)	(181,443)	(48,087)
Balance at end of period	$492,028	$669,667	$492,028	$669,667

	September 30,	December 31,
	2016	2015
Fair value of mortgage servicing rights pledged to secure:
Assets sold under agreements to repurchase	$391,563	$37,705
Note payable	99,805	20,881
	$491,368	$58,586

(1)	Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes in market interest rates.

(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Amortized cost:
Balance at beginning of period	$961,591	$581,558	$798,925	$415,245
Mortgage servicing rights resulting from mortgage loan sales	146,448	154,707	370,414	347,549
Amortization	(40,230)	(19,522)	(101,530)	(46,051)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary-impairment	(12,777)	—	(12,777)	—
Balance at end of period	1,055,032	716,743	1,055,032	716,743

Valuation allowance:
Balance at beginning of period	(196,957)	(27,317)	(47,237)	(9,800)
Additions	(25,206)	(51,701)	(174,926)	(69,218)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary-impairment	12,777	—	12,777	—
Balance at end of period	(209,386)	(79,018)	(209,386)	(79,018)
Mortgage servicing rights, net	$845,646	$637,725	$845,646	$637,725
Fair value of mortgage servicing rights at beginning of period	$764,634	$569,969	$766,345	$416,802
Fair value of mortgage servicing rights at end of period	$845,646	$647,942

	September 30,	December 31,
	2016	2015
Fair value of mortgage servicing rights pledged to secure:
Assets sold under agreements to repurchase	$818,321	$744,974
Note payable	23,389	—
	$841,710	$744,974

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This estimate was developed with the inputs applicable to the September 30, 2016 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve month period ending September 30,	amortization
(in thousands)

2017	$149,968
2018	126,485
2019	108,364
2020	93,669
2021	81,397
Thereafter	495,149
$1,055,032

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs are recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the Company’s consolidated statements of income. The fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Contractual servicing fees	$98,865	$83,424	$282,962	$200,392
Ancillary and other fees:
Late charges	4,798	1,420	14,164	4,538
Other	1,316	478	3,393	1,880
	$104,979	$85,322	$300,519	$206,810

Mortgage Servicing Liabilities Carried at Fair Value

The activity in mortgage servicing liabilities carried at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Balance at beginning of period	$4,681	$11,791	$1,399	$6,306
Mortgage servicing liabilities assumed	5,736	—	5,736	—
Mortgage servicing liabilities resulting from mortgage loan sales	6,401	8,358	11,810	20,442
Change in fair value	(3,773)	(9,425)	(5,900)	(16,024)
Balance at end of period	$13,045	$10,724	$13,045	$10,724

Note 11—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Balance at beginning of period	$70,763	$68,713	$69,926	$67,298
Carried Interest recognized during the period	107	1,483	944	2,898
Proceeds received during the period	—	—	—	—
Balance at end of period	$70,870	$70,196	$70,870	$70,196

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

Management expects the Carried Interest to be collected by the Company when the Investment Funds liquidate. The limited liability company and limited partnership agreements of the Investment Funds specify that the funds will continue in existence through December 31, 2016, subject to three one-year extensions by PCM at its discretion. PCM has elected to extend the relevant agreements of the Investment Funds for the first of such three one-year extensions.

Note 12—Borrowings

The borrowing facilities described throughout this Note 12 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2016.

Assets Sold Under Agreement to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value or participation certificates backed by MSRs. Eligible mortgage loans and participation certificates backed by MSRs are sold at advance rates based on the fair value of the assets sold. Interest is charged at a rate based on the buyer’s overnight cost of funds rate or on LIBOR depending on the terms of the respective agreement. Mortgage loans and MSRs financed under these agreements may be re-pledged by the lenders.

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$1,515,632	$975,724	$1,303,313	$805,517
Weighted average interest rate (1)	2.87%	1.84%	2.87%	1.82%
Total interest expense	$12,951	$5,661	$33,863	$14,159
Maximum daily amount outstanding	$2,550,035	$1,496,306	$2,550,035	$1,496,306

	September 30,	December 31,
	2016	2015
	(dollars in thousands)

Carrying value:
Unpaid principal balance	$2,491,762	$1,167,405
Unamortized debt issuance costs	(396)	(674)
	$2,491,366	$1,166,731
Unused amount (2)	$350,238	$40,178
Fair value of assets securing repurchase agreements
Mortgage loans held for sale	$2,278,952	$833,748
Mortgage servicing rights	1,209,884	782,679
	$3,488,836	$1,616,427
Weighted average interest rate	2.63%	2.50%
Margin deposits placed with counterparties (3)	$3,000	$2,500

(1)

Excludes the effect of amortization of commitment fees totaling $1.8 million and $1.1 million for the quarters ended September 30, 2016 and 2015, respectively, and $5.4 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets sold.

(3)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2016	Balance
(dollars in thousands)

Within 30 days	$161,828
Over 30 to 90 days	2,325,774
Over 90 days	4,160
2,491,762
Unamortized debt issuance costs	(396)
Total loans sold under agreements to repurchase	$2,491,366
Weighted average maturity (in months)	1.7

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of September 30, 2016:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$820,256	December 26, 2016	December 26, 2016
Credit Suisse First Boston Mortgage Capital LLC	$70,451	December 7, 2016	March 30, 2017
Banc of America, N.A.	$47,433	December 18, 2016	March 29, 2017
JP Morgan Chase Bank, N.A.	$11,800	December 24, 2016	August 18, 2017
Morgan Stanley Bank, N.A.	$20,279	November 18, 2016	August 25, 2017
Citibank, N.A.	$27,027	November 6, 2016	December 2, 2016
Barclays Bank PLC	$76,502	December 2, 2016	December 2, 2016

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

Mortgage Loan Participation and Sale Agreements

Certain of the borrowing facilities secured by mortgage loans held for sale are in the form of a mortgage loan participation and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to the lender pending the securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

The purchase price paid by the lender for each participation certificate is based on the trade price of the security, plus an amount of interest expected to accrue on the security to its anticipated delivery date, minus a present value adjustment, any related hedging costs and a holdback amount that is based on a percentage of the purchase price. The holdback amount is not required to be paid to the Company until the settlement of the security and its delivery to the lender.

The mortgage loan participation and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Average balance	$365,112	$200,510	$241,131	$163,365
Weighted average interest rate (1)	1.75%	1.44%	1.72%	1.43%
Total interest expense	$1,887	$814	$3,585	$2,053
Maximum daily amount outstanding	$793,395	$250,325	$793,395	$250,325

	September 30,	December 31,
	2016	2015
	(dollars in thousands)

Carrying value:
Unpaid principal balance	$782,942	$234,898
Unamortized debt issuance costs	(29)	(26)
	$782,913	$234,872
Weighted average interest rate	1.77%	1.45%
Fair value of mortgage loans pledged to secure mortgage loan participation and sale agreement	$815,665	$245,741

(1)

Excludes the effect of amortization of facility fees totaling $250,000 and $74,000 for the quarters ended September 30, 2016 and 2015, respectively, and $435,000 and $276,000 for the nine months ended September 30, 2016 and 2015, respectively.

Notes Payable

The Company entered into a revolving credit agreement classified as a note payable, dated as of December 30, 2015, pursuant to which the lenders have agreed to make revolving loans in an amount not to exceed $100,000,000. Interest on the note payable accrues at an annual rate of interest equal to, at the election of the Company, either LIBOR plus the applicable contract margin or an alternate base rate.  The maturity date of the note payable is 364 days following the date of the revolving credit agreement. The proceeds of the note payable are to be used solely for working capital and general corporate purposes of the Company and its subsidiaries.

During December 2015, the Company entered into a second note payable which is secured by MSRs relating to certain mortgage loans in the Company’s servicing portfolio.  Interest is charged at a rate based on LIBOR plus the applicable contract margin.

Notes payable are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Average balance	$100,390	$361,488	$102,492	$239,935
Weighted average interest rate (1)	4.55%	3.07%	4.50%	3.03%
Total interest expense	$2,129	$3,760	$6,018	$7,858
Maximum daily amount outstanding	$115,006	$407,000	$128,849	$407,000

	September 30,	December 31,
	2016	2015
	(in thousands)
Carrying value:
Unpaid principal balance	$111,014	$62,677
Unamortized debt issuance costs	(395)	(1,541)
	$110,619	$61,136
Unused amount	$88,986	$57,328
Assets pledged to secure notes payable:
Mortgage servicing rights	$123,194	$20,881
Cash	$84,851	$93,757
Carried Interest	$70,870	$69,296

(1)	Excluding the effect of amortization of debt issuance costs totaling $760,000 and $2.1 million during the quarter and nine months ended September 30, 2016.

Obligations under Capital Lease

In December 2015, the Company entered into a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on December 9, 2019 and bears interest at a spread over one month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Average balance	$21,975	$—	$17,451	$—
Weighted average interest rate	2.46%	—%	2.45%	—%
Total interest expense	$139	$—	$363	$—
Maximum daily amount outstanding	$23,263	$—	$24,720	$—

	September 30,	December 31,
	2016	2015
	(in thousands)
Unpaid principal balance	$20,700	$13,579
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$22,281	$14,034
Capitalized software	$444	$783

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

Following is a summary of ESS:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Balance at beginning of period	$294,551	$359,102	$412,425	$191,166
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust:
For cash	—	84,165	—	271,452
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,438	2,268	5,039	4,833
Accrual of interest	4,827	8,026	17,555	17,596
Repayment	(16,342)	(24,717)	(54,623)	(55,800)
Repurchase (1)	—	—	(59,045)	—
Change in fair value	(4,107)	(10,271)	(40,984)	(10,674)
Balance at end of period	$280,367	$418,573	$280,367	$418,573

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

Note 13—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Balance at beginning of period	$24,277	$16,257	$20,611	$13,259
Provision for losses on mortgage loans sold:
Resulting from sales of mortgage loans	852	2,292	5,220	5,535
Reduction in liability due to change in estimate	(6,648)	—	(6,648)	—
Incurred losses	(8)	(71)	(710)	(316)
Balance at end of period	$18,473	$18,478	$18,473	$18,478
Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$80,050,420	$54,259,297

Note 14—Income Taxes

The Company’s effective tax rates were 12.2% and 11.6% for the quarters ended September 30, 2016 and 2015, respectively, and 12.0% and 11.5% for the nine months ended September 30, 2016 and 2015, respectively. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s shares, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase the Company’s effective income tax rate.

Note 15—Noncontrolling Interest

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Net income attributable to PennyMac Financial Services, Inc. common stockholders	$23,685	$12,680	$43,335	$34,457
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$1,398	$487	$4,038	$2,919
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC	73	44	166	177

	September 30,	December 31,
	2016	2015
Percentage of noncontrolling interest in Private National Mortgage Acceptance Company, LLC	70.7%	71.1%

Note 16—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

From non-affiliates:
Cash gain(loss) :
Mortgage loans	$40,381	$(33,957)	$82,612	$(70,171)
Hedging activities	(13,526)	(51,469)	(163,659)	(51,803)
	26,855	(85,426)	(81,047)	(121,974)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales, net	143,960	153,338	371,805	340,214
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(852)	(2,292)	(5,220)	(5,535)
Reduction in liability due to change in estimate	6,648	—	6,648	—
Change in fair value relating to mortgage loans and hedging derivatives held at period end:
Interest rate lock commitments	15,256	15,800	61,744	11,137
Mortgage loans	5,964	16,809	37,481	16,890
Hedging derivatives	(14,020)	(12,485)	17,994	7,090
	183,811	85,744	409,405	247,822
Recapture payable to PennyMac Mortgage Investment Trust	(1,690)	(3,098)	(5,557)	(5,843)
	$182,121	$82,646	$403,848	$241,979

Note 17—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Interest income:
From non-affiliates:
Short-term investments	$1,756	$94	$2,212	$428
Mortgage loans held for sale at fair value	14,835	12,518	38,578	32,657
Placement fees relating to custodial funds	4,144	1,152	10,204	2,263
	20,735	13,764	50,994	35,348
From PennyMac Mortgage Investment Trust—Note receivable	1,974	1,289	5,798	1,822
	22,709	15,053	56,792	37,170

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	12,951	5,661	33,863	14,159
Mortgage loan participation and sale agreement	1,887	814	3,585	2,053
Notes payable	2,129	3,760	6,018	7,858
Obligations under capital lease	139	—	363	—
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,587	1,803	10,114	5,003
Interest on mortgage loan impound deposits	996	880	2,471	2,453
	22,689	12,918	56,414	31,526
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	4,827	8,026	17,555	17,596
	27,516	20,944	73,969	49,122
	$(4,807)	$(5,891)	$(17,177)	$(11,952)

Note 18—Stock-based Compensation

Following is a summary of the stock-based compensation expense by type of instrument awarded:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Performance-based RSUs	$2,514	$2,474	$6,947	$6,819
Stock options	1,073	1,396	3,576	4,392
Time-based RSUs	632	581	1,980	1,718
Exchangeable PNMAC units	14	55	57	175
	$4,233	$4,506	$12,560	$13,104

Following is a summary of equity award activity:

	Quarter ended September 30, 2016
	Performance-	Stock	Time-based	Exchangeable
	based RSUs	options	RSUs	PNMAC units
	(in thousands)

June 30, 2016	2,673	2,786	398	76,109
Granted	—	—	10	37
Vested	—		(6)	—
Exercised	—	(2)	—	—
Forfeited or canceled	(189)	(28)	(11)	—
September 30, 2016	2,484	2,756	391	76,146

	Quarter ended September 30, 2015
	Performance-	Stock	Time-based	Exchangeable
	based RSUs	options	RSUs	PNMAC units
	(in thousands)

June 30, 2015	2,381	1,869	276	76,015
Granted	—	—	—	9
Vested	—		—	—
Exercised	—	—	(4)	—
Forfeited or canceled	(19)	(11)	(4)	—
September 30, 2015	2,362	1,858	268	76,024

	Nine months ended September 30, 2016
	Performance-	Stock	Time-based	Exchangeable
	based RSUs	options	RSUs	PNMAC units
	(in thousands)

December 31, 2015	2,351	1,845	271	76,029
Granted	813	962	261	117
Vested	—		(121)	—
Exercised	—	(2)	—	—
Forfeited or canceled	(680)	(49)	(20)	—
September 30, 2016	2,484	2,756	391	76,146

	Nine months ended September 30, 2015
	Performance-	Stock	Time-based	Exchangeable
	based RSUs	options	RSUs	PNMAC units
	(in thousands)

December 31, 2014	1,257	1,167	202	75,936
Granted	1,143	715	150	88
Vested	—		(75)	—
Exercised	—	—	—	—
Forfeited or canceled	(38)	(24)	(9)	—
September 30, 2015	2,362	1,858	268	76,024

Note 19—Supplemental Cash Flow Information

	Nine months ended September 30,
	2016	2015
	(in thousands)

Cash paid for interest	$70,897	$47,867
Cash paid for income taxes	$452	$1,909
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$383,615	$360,656
Mortgage servicing liabilities resulting from mortgage loan sales	$11,810	$20,442
Non-cash financing activity:
Transfer of excess servicing spread to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$5,039	$4,833
Issuance of common stock in settlement of director fees	$230	$223

Note 20—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of liquidity and equity to remain a seller/servicer in good standing with the Agencies. Such requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2016		December 31, 2015
Agency–company subject to requirement	Balance (1)	Requirement	Balance (1)	Requirement
	(in thousands)

Capital
Fannie Mae & Freddie Mac - PLS	$1,166,706	$317,441	$835,157	$283,655
Ginnie Mae - PLS	$957,613	$390,520	$633,222	$386,732
Ginnie Mae - PennyMac	$1,135,605	$429,572	$894,731	$425,405
HUD - PLS	$957,613	$2,500	$633,222	$2,500
Liquidity
Fannie Mae & Freddie Mac - PLS	$132,969	$43,055	$145,431	$38,936
Ginnie Mae - PLS	$132,969	$107,079	$145,431	$95,868

(1)	Calculated in accordance with the respective Agency’s capital and liquidity requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency. PennyMac and PLS had Agency capital and liquidity in excess of the respective Agencies’ requirements at September 30, 2016.

Note 21—Commitments and Contingencies

Commitments to Fund and Sell Mortgage Loans

September 30, 2016
(in thousands)

Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$2,383,191
Commitments to fund mortgage loans	2,291,530
$4,674,721

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of September 30, 2016, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitment to Make Distributions to PennyMac Owners

Under the terms of its Limited Liability Company Agreement, PennyMac is required to make cash distributions to the Company’s noncontrolling interest holders in amounts sufficient to allow such noncontrolling interest holders to pay federal and state taxes on their allocable share of PennyMac taxable income.  Such distributions are calculated and, if required, made quarterly.

Note 22—Segments and Related Information

The Company operates in three segments: loan production, loan servicing and investment management.

Two of the segments are in the mortgage banking business: loan production and loan servicing. The loan production segment performs mortgage loan origination, acquisition and sale activities. The loan servicing segment performs servicing of newly originated mortgage loans, execution and management of early buyout transactions and servicing of mortgage loans sourced and managed by the investment management segment for the Advised Entities, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions, managing correspondent production activities for PMT and managing the acquired assets for the Advised Entities.

Financial performance and results by segment are as follows:

	Quarter ended September 30, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$166,506	$15,615	$182,121	$—	$182,121
Mortgage loan origination fees	34,621	—	34,621	—	34,621
Fulfillment fees from PennyMac Mortgage Investment Trust	27,255	—	27,255	—	27,255
Net mortgage loan servicing fees	—	45,864	45,864	—	45,864
Management fees	—	—	—	5,521	5,521
Carried Interest from Investment Funds	—	—	—	107	107
Net interest income (expense):
Interest income	13,013	9,696	22,709	—	22,709
Interest expense	9,323	18,182	27,505	11	27,516
	3,690	(8,486)	(4,796)	(11)	(4,807)
Other	508	205	713	—	713
Total net revenue	232,580	53,198	285,778	5,617	291,395
Expenses	82,767	63,937	146,704	5,413	152,117
Income (loss) before provision for income taxes and non-segment activities	149,813	(10,739)	139,074	204	139,278
Non-segment activities	—	—	—	—	—
Income (loss) before provision for income taxes	$149,813	$(10,739)	$139,074	$204	$139,278
Segment assets at period end (2)	$3,221,446	$2,277,146	$5,498,592	$90,746	$5,589,338

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $6.9 million.

	Quarter ended September 30, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)

Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$81,005	$1,641	$82,646	$—	$82,646
Mortgage loan origination fees	29,448	—	29,448	—	29,448
Fulfillment fees from PennyMac Mortgage Investment Trust	17,553	—	17,553	—	17,553
Net mortgage loan servicing fees	—	57,258	57,258	—	57,258
Management fees	—	—	—	6,456	6,456
Carried Interest from Investment Funds	—	—	—	1,483	1,483
Net interest income (expense):
Interest income	13,228	1,825	15,053	—	15,053
Interest expense	6,290	14,714	21,004	—	21,004
	6,938	(12,889)	(5,951)	—	(5,951)
Other	272	121	393	(141)	252
Total net revenue	135,216	46,131	181,347	7,798	189,145
Expenses	57,477	52,187	109,664	5,618	115,282
Income (loss) before provision for income taxes	77,739	(6,056)	71,683	2,180	73,863
Non-segment activities (2)	—	—	—	—	60
Income (loss) before provision for income taxes	$77,739	$(6,056)	$71,683	$2,180	$73,923
Segment assets at period end (3)	$1,723,137	$1,979,252	$3,702,389	$87,365	$3,789,754

(1)	All revenues are from external customers
(2)	Relates to parent Company interest expense eliminated in consolidation.

(3)Excludes parent Company assets, which consist primarily of Deferred tax asset of $25.9 million.

	Nine months ended September 30, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)

Revenue: (1)
Net gains (losses) on mortgage loans held for sale at fair value	$360,614	$43,234	$403,848	$—	$403,848
Loan origination fees	85,962	—	85,962	—	85,962
Fulfillment fees from PennyMac Mortgage Investment Trust	59,301	—	59,301	—	59,301
Net servicing fees	—	89,938	89,938	—	89,938
Management fees	—	—	—	17,163	17,163
Carried Interest from Investment Funds	—	—	—	944	944
Net interest income (expense):
Interest income	32,918	23,873	56,791	1	56,792
Interest expense	21,031	52,951	73,982	37	74,019
	11,887	(29,078)	(17,191)	(36)	(17,227)
Other	1,596	824	2,420	204	2,624
Total net revenue	519,360	104,918	624,278	18,275	642,553
Expenses	196,634	176,088	372,722	16,205	388,927
Income (loss) before provision for income taxes and non-segment activities	322,726	(71,170)	251,556	2,070	253,626
Non-segment activities (2)	—	—	—	—	49
Income (loss) before provision for income taxes	$322,726	$(71,170)	$251,556	$2,070	$253,675
Segment assets at period end (3)	$3,221,446	$2,277,146	$5,498,592	$90,746	$5,589,338

(1)	All revenues are from external customers
(2)	Relates to parent Company interest expense eliminated in consolidation.
(3)	Excludes parent Company assets, which consist primarily of working capital of $6.9 million.

	Nine months ended September 30, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)

Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$244,361	$(2,382)	$241,979	$—	$241,979
Loan origination fees	70,551	—	70,551	—	70,551
Fulfillment fees from PennyMac Mortgage Investment Trust	45,752	—	45,752	—	45,752
Net servicing fees	—	152,583	152,583	—	152,583
Management fees	—	—	—	21,908	21,908
Carried Interest from Investment Funds	—	—	—	2,898	2,898
Net interest income (expense):
Interest income	30,041	7,129	37,170	—	37,170
Interest expense	15,131	34,051	49,182	—	49,182
	14,910	(26,922)	(12,012)	—	(12,012)
Other	1,420	840	2,260	(109)	2,151
Total net revenue	376,994	124,119	501,113	24,697	525,810
Expenses	155,542	150,737	306,279	17,631	323,910
Income (loss) before provision for income taxes and non-segment activities	221,452	(26,618)	194,834	7,066	201,900
Non-segment activities (2)	—	—	—	—	60
Income (loss) before provision for income taxes	$221,452	$(26,618)	$194,834	$7,066	$201,960
Segment assets at period end (3)	$1,723,137	$1,979,252	$3,702,389	$87,365	$3,789,754

(1)	All revenues are from external customers

(2)	Relates to parent Company interest expense eliminated in consolidation.

(3)	Excludes parent Company assets, which consist primarily of Deferred tax asset of $25.9 million.

Note 23—Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Subtopic 606)(“ASU 2014-09”), which supersedes the guidance in ASC 605, Revenue Recognition. ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries with certain scope exceptions including financial instruments, leases, and guarantees. ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.

Upon adoption, ASU 2014-09 provides for transition through either a full retrospective approach requiring the restatement of all presented prior periods or a modified retrospective approach, which allows the new recognition standard to be applied to only those contracts that are not completed at the date of transition. If the modified retrospective approach is adopted, a cumulative-effect adjustment to retained earnings is performed with additional disclosures required including the amount by which each line item is affected by the transition as compared to the guidance in effect before adoption and an explanation of the reasons for significant changes in these amounts.

The FASB has issued several amendments to the new revenue standard ASU 2014-09, including:

•	In May 2014, ASU 2015-14, Revenue From Contracts With Customers (“ASU 2015-14”). This update deferred the initial effective date of ASU 2014-09. As a result of the issuance of ASU 2015-14, ASU

2014-09 is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

•

In March 2015, ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments to this update are intended to improve the implementation guidance on principal versus agent considerations in ASU 2014-09 by clarifying how an entity should identify the unit of account (i.e. the specified good or service) and how an entity should apply the control principle to certain types of arrangements.

•

In May 2016, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments to this update clarify certain core recognition principles and provide practical expedients available at transition. The improvements address collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition.

The Company is currently evaluating the pending adoption of ASU 2014-09 and its impact on its consolidated financial statements and has not yet identified which transition method will be applied upon adoption.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related note disclosures.

Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities.

ASU 2014-15 extends the responsibility for performing the going-concern assessment to management and contains guidance on (1) how to perform a going-concern assessment and (2) when going-concern disclosures would be required under U.S. GAAP.

Under ASU 2014-15, an entity would be required to evaluate its status as a going concern as part of its periodic financial statement preparation process and would be required to disclose information about its potential inability to continue as a going concern when “substantial doubt” about its ability to continue as a going concern for the period of one year from the earlier of the date its financial statements are issued or are ready to be issued.

If management concludes that there is “substantial doubt about the entity’s ability to continue as a going concern, it must disclose the principal conditions or events causing substantial doubt to be raised, management’s evaluation of the conditions and management’s plans. If substantial doubt is not alleviated as a result of management’s plans, the company is required to include a statement that there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 also requires an entity to disclose how the substantial doubt was resolved in the period that substantial doubt no longer exists.

ASU 2014-15 is effective for the annual period ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have an effect on the financial statements of the Company.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU 2015-

02 effective January 1, 2016. The adoption of ASU 2015-02 had no effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option, the presentation and disclosure requirements for financial instruments, and the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors) and supersedes previous leasing standards. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including:

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

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements.  During this period:

•

On October 4, 2016, the Company, through PLS, amended the terms of its master repurchase agreement, dated July 2, 2013, by and among Morgan Stanley Bank, N.A. (“Morgan Stanley”), on the one hand, and PLS, on the other hand (the “MS Repurchase Agreement”), pursuant to which PLS, may sell, and later repurchase, newly originated mortgage loans that are originated through the PLS consumer direct lending channel or purchased from correspondent lenders through a subsidiary of PMT and, in either case, held by PLS pending sale and/or securitization.

Prior to the amendment, the MS Repurchase Agreement provided for a maximum aggregate purchase price of $200 million. Of this amount, $125 million was committed and available for purchases under the MS Repurchase Agreement.  Pursuant to the terms of the amendment, Morgan Stanley agreed to increase the maximum aggregate purchase price from $200 million to $300 million. Of this amount, $175 million is committed and available for purchases under the Repurchase Agreement.

•

On October 11, 2016, the Company, through PLS and PennyMac, executed a Second Amended and Restated Request for Temporary Increase (the “Temporary Increase”) in connection with that certain mortgage loan participation purchase and sale agreement, dated August 13, 2014, by and among Bank of America, N.A. (“BANA”), on the one hand, and PLS, as seller, and PNMAC, as guarantor, on the other hand (the “BANA Participation Agreement”). The Temporary Increase amends and supersedes that certain request for temporary increase entered into by PLS, PNMAC and BANA on August 25, 2016.

Pursuant to the terms of the BANA Participation Agreement, PLS may sell to BANA participation certificates, each representing an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae and are pending securitization. Pursuant to the Temporary Increase, BANA agreed to temporarily maintain the aggregate transaction limit of purchase prices for participation certificates owned by BANA at any given time at up to $800 million until December 12, 2016, at which time the aggregate transaction limit of purchase prices will be reset to $250 million.

•

On October 14, 2016, the Company, through PLS, entered into an amendment to its master repurchase agreement, dated as of June 26, 2012, by and between Citibank, N.A. (“Citibank”) and PLS (the “Citi Repurchase Agreement”), pursuant to which PLS may sell, and later repurchase, newly originated mortgage loans that are originated through PLS’ consumer direct lending channel or purchased from correspondent lenders through a subsidiary of PMT and, in either case, held by PLS pending sale and/or securitization.

Under the terms of this amendment, the uncommitted amount of the maximum aggregate purchase price provided for in the Citi Repurchase Agreement was increased from $50 million to $250 million and the maximum aggregate purchase price from $200 million to $400 million until December 2, 2016.

•

On October 20, 2016, the Company entered into another amendment to the Citi Repurchase Agreement pursuant to which the maturity date of the Citi Repurchase Agreement was extended from October 20, 2016 to December 2, 2016.

•

On October 17, 2016, the Company, through PLS and PNMAC, entered into amendments (the “October Amendments”) to the terms of (i) its Second Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), PLS and PNMAC (the “CSFB Repurchase Agreement”), pursuant to which PLS may sell to, and later repurchase from, CSFB certain newly originated or recently acquired residential and small balance multifamily mortgage loans; and (ii) its Master Repurchase Agreement (Participation Certificates and Servicing) by and among CSFB, PLS and PNMAC and dated as of November 10, 2015 (the “MSR Repo”), pursuant to which PLS may finance certain of its mortgage servicing rights and related participation interests and loan servicing advance receivables.

The original terms of the CSFB Repurchase Agreement and the MSR Repo collectively provided for a maximum combined purchase price of $907 million. Of this amount, $700 million was committed and available for purchases under the CSFB Repurchase Agreement to the extent not reduced by purchased amounts outstanding under the MSR Repo, while $407 million was committed and available for purchases under the MSR Repo to the extent not reduced by purchased amounts outstanding under the CSFB Repurchase Agreement. On September 26, 2016, CSFB previously agreed to increase the maximum combined purchase price provided for under the CSFB Repurchase Agreement and the MSR Repo from $907 million to $1.207 billion until October 26, 2016, at which time the maximum combined purchase price would be reset to $907 million.  Pursuant to the terms of the October Amendments, CSFB agreed to extend such increase in the maximum combined purchase price to December 23, 2016.

•

On November 1, 2016, the Company, through PLS and PNMAC, entered into a master repurchase (the “JPM Repurchase Agreement”) agreement by and among JPMorgan Chase Bank, National Association (“JPM”), pursuant to which PLS may sell to JPM participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae and are pending securitization, in an aggregate principal amount of up to $500 million. In connection with its sale of any participation certificate, PLS will also assign to JPM a take-out commitment, which evidences PLS’ right to sell to a third-party investor the security backed by the mortgage loans underlying the related participation certificate.  The scheduled maturity date of the JPM Repurchase Agreement is October 31, 2017, and the obligations of PLS are fully guaranteed by PNMAC.

•

On November 3, 2016, the Company, through PNMAC, entered into Schedule Number 003 (the “Schedule”) to that certain Master Lease Agreement (the “Master Lease”), dated as of December 9, 2015, with Banc of America Leasing & Capital, LLC (“BALC”). Pursuant to the Master Lease, the Company may borrow funds from BALC on an uncommitted basis for the purpose of financing equipment and/or leasehold improvements described and on the terms set forth in schedules from time to time. The Master Lease is guaranteed in full by the Company’s indirect controlled subsidiary, PennyMac Loan Services, LLC.  Pursuant to the Schedule, PNMAC is financing equipment with an aggregate cost of approximately $4.3 million. The Schedule has a three-year term and interim rent and base rent is payable pursuant to the terms thereof. At the expiration of the three-year term, the Company is obligated to purchase the leased equipment on an as-is, where-is basis for a nominal amount. All other terms and conditions of the Master Lease remain the same in all material respects.

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

In correspondent production we manage, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated mortgage loans, including both conventional and government-insured or guaranteed residential mortgage loans that qualify for inclusion in securitizations that are guaranteed by the Agencies. For conventional mortgage loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each mortgage loan purchased by PMT. In the case of government guaranteed or insured mortgage loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account.

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

Our loan production activity is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Unpaid principal balance of mortgage loans purchased and originated for sale:
Government-insured or guaranteed mortgage loans acquired from PennyMac Mortgage Investment Trust	$11,694,065	$10,783,882	$27,599,186	$23,602,020
Mortgage loans sourced through our consumer direct channel	1,677,028	1,042,302	4,385,245	3,077,569
	$13,371,093	$11,826,184	$31,984,431	$26,679,589
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$7,263,557	$4,073,201	$15,696,940	$10,542,411

Loan Servicing

Our mortgage loan servicing segment performs mortgage loan administration, collection, and default management activities, including the collection and remittance of mortgage loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of mortgage loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide servicing for conventional and government-insured or guaranteed mortgage loans (“prime servicing”), as well as servicing for distressed mortgage loans that have been acquired as investments by our Advised Entities (“special servicing”) and we have acquired through the assumption of mortgage servicing liabilities. As of September 30, 2016, the portfolio of mortgage loans that we serviced or subserviced totaled approximately $182.1 billion in UPB.

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages the Advised Entities. The Advised Entities had combined net assets of approximately $1.6 billion as of September 30, 2016. For these activities, we earn management fees as a percentage of the respective Advised Entities’ net assets and incentive compensation based on the entities’ performance.

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow, albeit at a modest pace, as reflected in recent economic data. During the third quarter of 2016, U.S. real gross domestic product expanded at an annual rate of 2.9% compared to 2.0% for the third quarter of 2015 and 1.4% for the second quarter of 2016. The national seasonally adjusted unemployment rate was 5.0% at September 30, 2016 compared to 4.9% at June 30, 2016 and 5.1% at September 30, 2015. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the second quarter of 2016, the delinquency rate on residential real estate loans held by commercial banks was 4.6%, a reduction from 5.8% during the second quarter of 2015.

Residential real estate activity remains strong. The seasonally adjusted annual rate of existing home sales for September 2016 was 0.6% higher than for September 2015, and the national median existing home price for all housing types was $234,200, a 5.6% increase from September 2015 (Source: National Association of Realtors®). On a national level, foreclosure filings during the quarter ended September 30, 2016 decreased by 10% as compared to the quarter ended September 30, 2015. However, foreclosure activity is expected to remain above historical average levels through 2016 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.41% to a high of 3.50% during the third quarter of 2016 while during the third quarter of 2015, thirty-year fixed mortgage interest rates ranged from a low of 3.84% to a high of 4.09% (Source: Freddie Mac’s Weekly Primary Mortgage Market Survey). Interest rates generally remained flat in the third quarter of 2016.

Mortgage lenders originated an estimated $580 billion of home loans during the third quarter of 2016, up 27.5% from the third quarter of 2015. Total mortgage originations are forecast to be higher in 2016 versus 2015, with current industry estimates for 2016 averaging $1.9 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

We believe there is long-term market opportunity for the production of non-Agency jumbo mortgage loans. However, most new jumbo mortgage loans are either being originated or purchased by banks, and the current market for jumbo mortgage loan securitizations is limited, as evidenced by weak demand and inconsistent pricing observed throughout 2015 and the first nine months of 2016. Prime jumbo MBS securitizations totaled $1.0 billion in UPB during the third quarter of 2016, a decrease from $2.1 billion during the third quarter of 2015. During the nine months ended September 30, 2016, we produced approximately $14 million in UPB of jumbo loans compared to $111 million in UPB of jumbo loans produced during the nine months ended September 30, 2015.

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

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Revenues:
Net gains on mortgage loans held for sale at fair value	$182,121	$82,646	$403,848	$241,979
Mortgage loan origination fees	34,621	29,448	85,962	70,551
Fulfillment fees from PennyMac Mortgage Investment Trust	27,255	17,553	59,301	45,752
Net mortgage loan servicing fees	45,864	57,258	89,938	152,583
Management fees & Carried Interest	5,628	7,939	18,107	24,806
Net interest expense	(4,807)	(5,891)	(17,177)	(11,952)
Other	713	252	2,623	2,151
Total net revenue	291,395	189,205	642,602	525,870
Expenses	152,117	115,282	388,927	323,910
Provision for income taxes	16,976	8,575	30,535	23,308
Net income	$122,302	$65,348	$223,140	$178,652

Income before provision for income taxes by segment:
Mortgage banking:
Production	$149,813	$77,739	$322,726	$221,452
Servicing	(10,739)	(6,056)	(71,170)	(26,618)
Total mortgage banking	139,074	71,683	251,556	194,834
Investment management	204	2,180	2,070	7,066
Non-segment activities (1)	—	60	49	60
	$139,278	$73,923	$253,675	$201,960
During the period:
Interest rate lock commitments issued	$16,331,883	$11,237,991	$37,996,911	$30,619,804
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$12,360,845	$11,350,129	$29,144,685	$24,864,697
Mortgage loans originated through consumer direct channel	1,688,256	1,053,500	4,418,965	3,106,148
Commercial real estate	3,549	—	9,461	—
	$14,052,650	$12,403,629	$33,573,111	$27,970,845
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$7,263,557	$4,073,201	$15,696,940	$10,542,411

	September 30,	December 31,
	2016	2015
Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$121,312,988	$110,602,704
Mortgage servicing liabilities	1,717,859	806,897
Mortgage loans held for sale	2,945,465	1,052,485
	125,976,312	112,462,086
Subserviced for Advised Entities	56,100,331	47,810,632
	$182,076,643	$160,272,718
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,354,918	$1,496,113
Investment Funds	201,802	231,745
	$1,556,720	$1,727,858

(1)	Relates to parent Company interest expense eliminated in consolidation.

Net income increased $57.0 million and $44.5 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These changes reflect the effects on our mortgage banking activities of decreasing interest rates during the first nine months of 2016 as compared to the same period of 2015.  The increase in net income during the quarter and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily due to an increase in net gains on mortgage loans held for sale at fair value that was partially offset by a decrease in net mortgage loan servicing fees and an increase in expenses incurred to accommodate our growth.

Net Gains on Mortgage Loans Held for Sale at Fair Value

Most of our mortgage loan production is centered in government-insured or guaranteed loans. Over recent periods, the margins on correspondent government-insured or guaranteed mortgage loans have tended to be higher than those on conventional correspondent production. Government-insured or guaranteed mortgage lending is not as competitive as conventional conforming mortgage lending due to the added complexity involved in the origination and servicing of government-insured or guaranteed mortgage loans. We source the majority of our government-insured or guaranteed mortgage loan production through PMT. PMT is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. We purchase the government-insured or guaranteed mortgage loans that PMT acquires through its correspondent lending activities and pay PMT a sourcing fee ranging from two to three and one-half basis points on the UPB of such mortgage loans.

During the quarter and nine months ended September 30, 2016, we recognized net gains on mortgage loans held for sale at fair value totaling $182.1 million and $403.8 million, respectively, increases of $99.5 million and $161.9 million from the same periods in 2015. The increase was due to growth in the volume of mortgage loans that we committed to purchase or originate and an improvement in production margins resulting from an increase in volume of our consumer direct channel, which earns higher margins than our correspondent production channel.

Our net gains on mortgage loans held for sale at fair value include both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of the MSRs and mortgage servicing liabilities created or incurred in such transactions. During the quarter and nine months ended September 30, 2016, the net gains on mortgage loans held for sale at fair value included $144.0 million and $371.8 million, respectively, in fair value of MSRs received, net of mortgage servicing liabilities incurred. During the quarter and nine months ended September 30, 2016, the net gains on mortgage loans held for sale at fair value also included $0.9 million and $5.2 million, respectively, of provision for representations and warranties resulting from loan sales and a $6.6 million reduction in liability relating to mortgage loans sold in prior periods. During the quarter and nine months ended September 30, 2015, the net gains on mortgage loans held for sale at fair value included $153.3 million and $340.2 million, respectively, in fair value of MSRs received as proceeds on sale, net of mortgage servicing liabilities incurred and $2.3 million and $5.5 million, respectively, of provision for representations and warranties.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Cash (loss) gain:
Mortgage loans	$40,381	$(33,957)	$82,612	$(70,171)
Hedging activities	(13,526)	(51,469)	(163,659)	(51,803)
	26,855	(85,426)	(81,047)	(121,974)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales, net	143,960	153,338	371,805	340,214
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(852)	(2,292)	(5,220)	(5,535)
Reduction in liability due to change in estimate	6,648	—	6,648	—
Change in fair value of mortgage loans and derivative financial instruments outstanding at period end:
Interest rate lock commitments	15,256	15,800	61,744	11,137
Mortgage loans	5,964	16,809	37,481	16,890
Hedging derivatives	(14,020)	(12,485)	17,994	7,090
	183,811	85,744	409,405	247,822
Recapture payable to PennyMac Mortgage Investment Trust	(1,690)	(3,098)	(5,557)	(5,843)
	$182,121	$82,646	$403,848	$241,979
During the period:
Unpaid principal balance of mortgage loans sold	$13,265,227	$12,197,731	$31,646,787	$28,379,856
Interest rate lock commitments issued:
Conventional mortgage loans	$1,052,984	$1,754,847	$2,447,352	$5,190,855
Government-insured or guaranteed mortgage loans	15,278,899	9,483,144	35,549,559	25,428,949
	$16,331,883	$11,237,991	$37,996,911	$30,619,804
Period end:
Mortgage loans held for sale at fair value	$3,127,377	$1,696,980
Commitments to fund and purchase mortgage loans	$4,674,721	$2,781,551

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

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with identified defects or indemnify the purchaser or insurer against future credit losses. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent lenders that sold such mortgage loans and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent lender.

The method we use to estimate our losses on representations and warranties is a function of our estimate of future defaults, mortgage loan repurchase rates, the severity of loss in the event of defaults and the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

We recorded provisions for losses under representations and warranties as a component of Net gains on mortgage loans held for sale at fair value totaling $0.9 million and $5.2 million during the quarter and nine months ended September 30, 2016, respectively, compared to $2.3 million and $5.5 million during the quarter and nine months ended September 30, 2015. The decrease in provision for losses under representations and warranties during the quarter and nine months ended September 30, 2016 compared to the same periods in 2015 was due to use of lower expected loss rates relating to current sales based, in part, on our favorable loss experience relating to similar loans originated in earlier periods, partly offset by an increase in mortgage loan sales activity during 2016 as compared to 2015. We also recorded a reduction in liabilities relating to mortgage loans sold in prior periods totaling $6.6 million during the quarter and nine months ended September 30, 2016. We recorded this reduction due to our losses continuing to be realized at lower-than anticipated levels due in part to the high rate of refinancing activity resulting from the historically low interest rates in the mortgage market over recent periods.

Following is a summary of mortgage loan repurchase and loss activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

During the period:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$4,872	$3,070	$3,470	$1,521
New indemnifications	—	214	1,855	1,763
Less:
Indemnified mortgage loans repurchased	—	—	—	—
Indemnified mortgage loans repaid or refinanced	—	—	(453)	—
Mortgage loans indemnified by PFSI at end of period	$4,872	$3,284	$4,872	$3,284
Repurchase activity
Total mortgage loans repurchased by PFSI	$2,126	$5,301	$13,525	$17,082
Less:
Mortgage loans repurchased by correspondent lenders	2,865	4,768	9,205	13,044
Mortgage loans repaid by borrowers or resold with defects resolved	466	2,726	1,607	4,684
Net mortgage loans (sold back to correspondents) repurchased by PFSI with losses chargeable to liability for representations and warranties	$(1,205)	$(2,193)	$2,713	$(646)
Net losses charged to liability for representations and warranties	$8	$71	$710	$316

	September 30,	December 31,
	2016	2015
Unpaid principal balance of mortgage loans subject to representations and warranties	$80,050,420	$60,687,246
Liability for representations and warranties	$18,473	$20,611

During the quarter and nine months ended September 30, 2016, we repurchased mortgage loans totaling $2.1 million and $13.5 million in UPB, respectively. We recorded losses of $8,000 and $710,000 respectively net of recoveries from correspondent lenders, as a result of these repurchases. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect the level of repurchase activity to continue to increase.

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, purchaser or insurer loss mitigation strategies, and other external conditions that may change over the lives of the underlying mortgage loans. Our estimate of the liability for representations and warranties is developed by our credit administration staff and approved by our senior management credit committee which includes our senior executives and senior management in our loan production, loan servicing and credit risk management areas.

Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current UPB of mortgage loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties.

Other mortgage loan production-related revenues

Mortgage loan origination fees increased $5.2 million and $15.4 million during the quarter and nine months ended September 30, 2016, compared to the same periods in 2015 primarily due to growth in the volume of correspondent purchases in our loan production activities.

Fulfillment fees from PMT, which represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans, are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Fulfillment fees increased $9.7 million and $13.5 million during the quarter and nine months ended September 30, 2016 compared to the same periods in 2015.  The effect of the increase in volume of mortgage loans we fulfilled for PMT was partially offset by a reduction in the average fulfillment fee rate we charged during 2016 as compared to 2015.

Summarized below are our fulfillment fees:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Fulfillment fee revenue	$27,255	$17,553	$59,301	$45,752
Unpaid principal balance of mortgage loans fulfilled	$7,263,557	$4,073,201	$15,696,940	$10,542,411
Average fulfillment fee rate (in basis points)	38	43	38	43

Net mortgage loan servicing fees

Our net mortgage loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$98,865	$83,424	$282,962	$200,392
From PennyMac Mortgage Investment Trust	11,039	11,736	38,919	34,542
From Investment Funds	770	796	2,194	1,917
Ancillary and other fees	11,913	10,096	34,183	33,131
	122,587	106,052	358,258	269,982
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread financing	(76,723)	(48,794)	(268,320)	(117,399)
Net mortgage loan servicing fees	$45,864	$57,258	$89,938	$152,583
Average mortgage loan servicing portfolio	$176,375,932	$147,877,985	$169,168,044	$128,119,464

Following is a summary of our mortgage loan servicing portfolio in UPB:

	September 30,	December 31,
	2016	2015
	(in thousands)

Mortgage loans serviced
Prime servicing:
Owned
Mortgage servicing rights
Originated	$78,732,061	$59,880,349
Acquired	42,580,927	50,722,355
	121,312,988	110,602,704
Mortgage servicing liabilities–Originated	1,717,859	806,897
Mortgage loans held for sale	2,945,465	1,052,485
	125,976,312	112,462,086
Subserviced for Advised Entities	53,247,024	43,963,378
Total prime servicing	179,223,336	156,425,464
Special servicing–Subserviced for Advised Entities	2,853,307	3,847,254
Total mortgage loans serviced	$182,076,643	$160,272,718

Net mortgage loan servicing fees decreased approximately $11.4 million and $62.6 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to the effect on net mortgage loan servicing fees of fair value driven adjustments recognized during 2016 as compared to 2015, partially offset by an increase in mortgage loan servicing fees resulting from a larger portfolio. The lower interest rates that have prevailed through much of 2016 as well as higher costs of capital for the primary purchasers of government MSRs had a negative effect on the fair value of our MSRs. As a result, we recognized fair value adjustments net of hedging results totaling $15.9 million and $103.7 million during the quarter and nine months ended September 30, 2016, respectively, compared to $7.2 million and $20.3 million during the quarter and nine months ended September 30, 2015, respectively.

Amortization and realization of cash flows also increased by $19.3 million and $67.6 million for the quarter and nine months ended September 30, 2016, respectively, as compared to the periods ended September 30, 2015. These increases reflect both growth in our investment in MSRs and acceleration of amortization owing to a shortened expected life as interest rates have declined. These adjustments were partially offset by increased servicing fees from growth in our mortgage loan servicing portfolio.

Amortization, impairment and change in fair value of mortgage servicing rights are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Amortization of mortgage servicing rights carried at lower of amortized cost or fair value and realization of cash flows of mortgage servicing rights carried at fair value	$(60,847)	$(41,594)	$(164,669)	$(97,082)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities carried at fair value and provision for impairment of mortgage servicing rights carried at lower of amortized cost or fair value	(39,009)	(47,926)	(287,329)	(50,250)
Change in fair value of excess servicing spread	4,107	10,271	40,984	10,674
Hedging results	19,026	30,455	142,694	19,259
Total fair value adjustments, net of hedging results	(15,876)	(7,200)	(103,651)	(20,317)
Total amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	$(76,723)	$(48,794)	$(268,320)	$(117,399)
Average mortgage servicing rights balances:
Carried at lower of amortized cost or fair value	$804,172	$604,128	$776,706	$504,392
Carried at fair value	511,156	649,608	568,419	484,153
	$1,315,328	$1,253,736	$1,345,125	$988,545

	September 30,	December 31,
	2016	2015
Mortgage servicing rights:
Carried at lower of amortized cost or fair value	$845,646	$751,688
Carried at fair value	492,028	660,247
	$1,337,674	$1,411,935

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management	$5,025	$5,742	$15,576	$17,181
Performance incentive	—	—	—	1,343
	5,025	5,742	15,576	18,524
Investment Funds	496	714	1,587	3,384
Total management fees	5,521	6,456	17,163	21,908
Carried Interest	107	1,483	944	2,898
Total management fees and Carried Interest	$5,628	$7,939	$18,107	$24,806

	September 30,	December 31,
	2016	2015
	(in thousands)
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,354,918	$1,496,113
Investment Funds	201,802	231,745
	$1,556,720	$1,727,858

Management fees from PMT decreased $717,000 and $2.9 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease was primarily due to:

•

a decrease in base management fees of $717,000 and $1.6 million, respectively, due primarily to the effect of a share repurchase program on PMT’s shareholders’ equity upon which its base management fee is based; and

•	a decrease in performance incentive fees resulting from a decline in PMT’s financial performance over the four-quarter period upon which the incentive fees were calculated.

Management fees from the Investment Funds decreased $218,000 and $1.8 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease was due to a reduction in the Investment Funds’ net asset values as a result of continued distributions to the Investment Funds’ investors following the end of the Investment Funds’ commitment period.

Carried Interest from Investment Funds decreased $1.4 million and $2.0 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

Other revenues

Net interest expense decreased $1.1 million and increased $5.2 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The $1.1 million decrease is primarily due to an increase in interest income on mortgage loans held for sale as a result of an increase in mortgage loan inventory and an increase in the placement fees we receive relating to the custodial funds that we manage, partially offset by an increase in interest expense resulting from asset growth and increased borrowing costs. The $5.2 million increase is primarily due to increased leverage and increased interest expense on mortgage loan prepayments.

Change in fair value of investment in and dividends received from PMT increased $145,000 and $425,000 during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to improved price performance in our investment in PMT. We held 75,000 common shares of PMT during each of the periods ended September 30, 2016 and 2015, with fair value of $1.2 million at the end of each period.

Expenses

Our compensation expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Salaries and wages	$55,464	$44,299	$153,687	$119,948
Incentive compensation	26,623	17,484	52,374	45,968
Taxes and benefits	9,155	7,475	26,700	21,317
Stock and unit-based compensation	4,890	4,871	14,816	15,462
	$96,132	$74,129	$247,577	$202,695
Head count:
Average	2,829	2,416	2,673	2,164
Period end	2,928	2,483

Compensation expense increased $22.0 million and $44.9 million, during the quarter and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in compensation expense was primarily due to the growth in our mortgage banking segments.

Incentive compensation increased primarily due to higher attainment of profitability targets during the third quarter and nine months ended September 30, 2016 compared to 2015.

Servicing expense increased $5.4 million and $1.4 million during the quarter and nine months ended September 30, 2016 compared to the same periods in 2015.  The increase was primarily due to the growth in our MSR portfolio during 2016 as compared to 2015.

Technology expense increased $3.1 million and $6.2 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to increased software costs as part of our continued investment in loan production and servicing infrastructure.

Expenses Allocated to PMT

We are reimbursed by PMT for other expenses, including common overhead expenses we have incurred on PMT’s behalf, in accordance with the terms of our management agreement with PMT.  We present the expense amounts in the consolidated statements of income net of these allocations.

Common overhead expense amounts allocated to PMT during the periods ended September 30, 2016 and 2015 are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Technology	$408	$1,216	$2,678	$3,532
Occupancy	538	497	1,623	1,463
Depreciation and amortization	194	531	1,000	1,640
Other	277	450	1,112	1,490
Total expenses	$1,417	$2,694	$6,413	$8,125

Provision for Income Taxes

Our effective tax rates were 12.2% and 12.0% during the quarter and nine months ended September 30, 2016, respectively, compared to 11.6% and 11.5% during the same periods in 2015. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2016	2015
	(in thousands)

ASSETS
Cash and short-term investments	$153,476	$151,791
Mortgage loans held for sale at fair value	3,127,377	1,101,204
Servicing advances, net	306,150	299,354
Receivable from affiliates	166,343	170,281
Carried Interest due from Investment Funds	70,870	69,926
Mortgage servicing rights	1,337,674	1,411,935
Other	434,304	300,803
Total assets	$5,596,194	$3,505,294

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$3,405,598	$1,462,739
Payable to affiliates	548,330	679,548
Other	351,862	300,657
Total liabilities	4,305,790	2,442,944
Stockholders' equity	1,290,404	1,062,350
Total liabilities and stockholders' equity	$5,596,194	$3,505,294

Total assets increased $2.1 billion from $3.5 billion at December 31, 2015 to $5.6 billion at September 30, 2016. The increase was primarily due to an increase of $2.0 billion in mortgage loans held for sale at fair value, resulting from growth in our mortgage loan production.

Total liabilities increased by $1.9 billion from $2.4 billion as of December 31, 2015 to $4.3 billion as of September 30, 2016. The increase was primarily attributable to an increase in borrowings to fund growth in our inventory of mortgage loans held for sale at fair value and MSRs.

Cash Flows

Our cash flows for the nine months ended September 30, 2016 and 2015 are summarized below:

	Nine months ended September 30,
	2016	2015	Change
	(in thousands)

Cash flow activities:
Operating	$(1,916,072)	$(519,157)	$(1,396,915)
Investing	98,665	(538,151)	636,816
Financing	1,806,662	1,028,467	778,195
Net cash flows	$(10,745)	$(28,841)	$18,096

Our cash flows resulted in a net decrease in cash of $10.7 million during the nine months ended September 30, 2016 as discussed below.

Operating activities

Net cash used in operating activities totaled $1.9 billion and $519.2 million during the nine months ended September 30, 2016 and 2015, respectively, primarily due to the growth of our inventory of mortgage loans held for sale at fair value.

Investing activities

Net cash provided by investing activities during the nine months ended September 30, 2016 totaled $98.7 million primarily due to $173.7 million in net settlements of derivative financial instruments used in our hedging of MSRs, partially offset by acquisitions of fixed assets and capitalized software. Net cash used in investing activities during the nine months ended September 30, 2015 totaled $538.2 million primarily due to our purchase of MSRs and advances on a note receivable from PMT that we made during the period.

Financing activities

Net cash provided by financing activities totaled $1.8 billion and $1.0 billion during the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, cash was provided primarily to finance the growth in our inventory of mortgage loans held for sale at fair value. For the nine months ended September 30, 2015, cash was provided primarily to finance mortgage loan inventory and mortgage servicing rights.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)

Repurchase agreements outstanding:
Average balance	$1,515,632	$975,724	$1,303,313	$805,517
Maximum daily balance	$2,550,035	$1,496,306	$2,550,035	$1,496,306
Balance at period end	$2,491,762	$1,286,411

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) and Ginnie Mae for Agency seller/servicers. Effective December 31, 2015, FHFA and Ginnie Mae have established new minimum liquidity requirements and revised their net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae and Freddie Mac and Ginnie Mae for its approved single-family issuers, as summarized below:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2016, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of September 30, 2016, we had on-balance commitments to purchase and originate mortgage loans of $4.7 billion, contractual obligations of $2.5 billion to finance assets under agreements to repurchase, $782.9 million to finance assets under our mortgage loan participation and sale agreement, $111 million of notes payable, $280.4 million of ESS transactions and a capital lease transaction secured by certain fixed assets and capitalized software with an outstanding balance of $20.7 million.  We also lease our primary office facilities under an agreement that expires on April 30, 2026 and we license certain software to support our loan servicing operations.

All debt financing arrangements that matured between September 30, 2016 and the date of this Report have been renewed or extended.  Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)

Commitments to purchase and originate mortgage loans	$4,674,721	$4,674,721	$—	$—	$—
Assets sold under agreements to repurchase	2,491,762	2,491,762	—	—	—
Mortgage loan participation and sale agreements	782,942	782,942	—	—	—
Notes payable	111,014	111,014	—	—	—
Obligations under capital lease	20,700	8,743	11,957	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	280,367	—	—	—	280,367
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	75,434	—	—	—	75,434
Anticipated interest payments related to excess servicing spread financing at fair value	115,412	17,352	27,807	20,759	49,494
Software licenses (2)	43,118	13,126	29,992	—	—
Office leases	102,296	8,709	24,952	24,985	43,650
Total	$8,697,766	$8,108,369	$94,708	$45,744	$448,945

(1)	The ESS financing obligation payable to PMT does not have a stated contractual maturity date and will pay down as the underlying MSRs receive the excess servicing fee rate due to PMT.
(2)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $1.1 million per month. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 953,000 at September 30, 2016. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the nine months ended September 30, 2016, software license fees totaled $10.4 million. All figures contained in this footnote are in actual amounts and not in thousands (in contrast to the table above).

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2016:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)

Credit Suisse First Boston Mortgage Capital LLC	$820,256	December 26, 2016	December 26, 2016
Credit Suisse First Boston Mortgage Capital LLC	$70,451	December 7, 2016	March 30, 2017
Banc of America, N.A.	$47,433	December 18, 2016	March 29, 2017
JP Morgan Chase Bank, N.A.	$11,800	December 24, 2016	August 18, 2017
Morgan Stanley Bank, N.A.	$20,279	November 18, 2016	August 25, 2017
Citibank, N.A.	$27,027	November 6, 2016	December 2, 2016
Barclays Bank PLC	$76,502	December 2, 2016	December 2, 2016
Royal Bank of Canada	$—		September 18, 2017

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

Pursuant to our management agreement, we collect a base management fee and may collect a performance incentive fee, both payable quarterly in arrears.  The management agreement, as amended and restated, expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

The base management fee is calculated at a defined annualized percentage of “shareholders’ equity.” PMT’s “shareholders’ equity” is defined as the sum of the net proceeds from any issuances of its equity securities since inception (weighted for the time outstanding during the measurement period); plus its retained earnings at the end of the quarter; less any amount that PMT pays for repurchases of its common shares (weighted for the time held during the measurement period); and excluding one-time events pursuant to changes in GAAP and certain other non‑cash charges after discussions between PCM and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

Pursuant to the management agreement, the base management fee is equal to the sum of (i) 1.5% per year of PMT’s shareholders’ equity up to $2 billion, (ii) 1.375% per year of shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s shareholders’ equity in excess of $5 billion. The base management fee is paid in cash.

The performance incentive fee is calculated as a defined percentage of the amount by which PMT’s “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of annualized return on PMT’s “equity amount.” For purposes of determining the amount of the performance incentive fee, “net income” is defined as net income or loss computed in accordance with GAAP and adjusted to exclude one-time events pursuant to changes in GAAP and certain other non‑cash charges determined after discussions between PCM and PMT’s independent trustees and approval by a majority of PMT’s independent trustees. For this purpose, “equity amount” is the weighted average of the issue price per common share of all of PMT’s public offerings of common shares, multiplied by the weighted average number of common shares outstanding (including restricted share units issued under PMT’s equity incentive plans) in the four-quarter period.

The performance incentive fee is calculated quarterly and escalates as net income (stated as a percentage return on equity) increases over certain thresholds. On each calculation date, the threshold amount represents a stated return on equity, plus or minus a “high watermark” adjustment. The performance fee payable for any quarter is equal to: (a) 10% of the amount by which net income for the quarter exceeds (i) an 8% return on equity plus the high watermark, up to (ii) a 12% return on equity; plus (b) 15% of the amount by which net income for the quarter exceeds (i) a 12% return on equity plus the high watermark, up to (ii) a 16% return on equity; plus (c) 20% of the amount by which net income for the quarter exceeds a 16% return on equity plus the high watermark.

The “high watermark” is the quarterly adjustment that reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the Fannie Mae MBS Yield (the target yield) for such quarter. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amount required for PCM to earn a performance incentive fee is adjusted cumulatively based on the performance of PMT’s net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned. The performance incentive fee may be paid in cash or in PMT common shares (subject to a limit of no more than 50% paid in common shares), at PMT’s option.

Under the management agreement, PCM is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of PMT and for which PCM shall be reimbursed $120,000 per fiscal quarter, such amount to be reviewed annually and not preclude reimbursement for any other services performed by PCM or its affiliates.

In addition, PMT is required to pay its and its subsidiaries’ pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses will be allocated based on the ratio of PMT’s and its subsidiaries’ proportion of gross assets compared to all remaining gross assets managed by PCM as calculated at each fiscal quarter end.

Under the management agreement, PCM may be entitled to a termination fee under certain circumstances. Specifically, the termination fee is payable for (1) PMT’s termination of the management agreement without cause, (2) PCM’s termination of the management agreement upon a default by PMT in the performance of any material term of the agreement that has continued uncured for a period of 30 days after receipt of written notice thereof, or (3) PCM’s termination of the agreement after the termination by PMT without cause (excluding a non-renewal) of the MBS agreement, the MSR recapture agreement, or the servicing agreement (each as described and/or defined below). The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual (or, if the period is less than 24 months, annualized) performance incentive fee earned by PCM during the 24-month period immediately preceding the date of termination.

PMT may terminate the management agreement without the payment of any termination fee under certain circumstances, including, among other circumstances, uncured material breaches by PCM of the management agreement, upon a change in control of PCM (defined to include a 50% change in the shareholding of PCM in a single transaction or related series of transactions or Mr. Stanford L. Kurland’s failure to continue as chief executive officer of PCM to the extent his suitable replacement (in PMT’s discretion) has not been retained by PCM within six months thereof) or upon the termination of the MBS agreement, the MSR recapture agreement or the servicing agreement by PLS without cause.

The management agreement also provides that, prior to the undertaking by PCM or its affiliates of any new investment opportunity or any other business opportunity requiring a source of capital with respect to which PCM or its affiliates will earn a management, advisory, consulting or similar fee, PCM shall present to PMT such new opportunity and the material terms on which PCM proposes to provide services to PMT before pursuing such opportunity with third parties.

Investment Funds Management Agreements

We have investment management agreements with the Investment Funds pursuant to which we receive management fees consisting of base management fees and Carried Interest. The limited liability company and limited partnership agreements of the Investment Funds specify that the funds will continue in existence through December 31, 2016, subject to three one-year extensions by PCM at its discretion. PCM has elected to extend the relevant agreements of the Investment Funds for the first of such three one-year extensions.

Loan Servicing Agreements

PMT Loan Servicing Agreement

Pursuant to a loan servicing agreement with PMT, PLS provides servicing for PMT’s portfolio of  residential mortgage loans and subservicing for its portfolio of MSRs.  Such servicing and subservicing provided by PLS includes collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. PLS also engages in certain loan origination activities that include refinancing mortgage loans and financings that facilitate sales of REO. The servicing agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

The base servicing fee rates for distressed whole mortgage loans are charged based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgage property has become REO. The base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $100 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month. To the extent that we facilitate rentals of PMT's REO under its REO rental program, we collect an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to our cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if we provide property management services directly. We are also entitled to retain any tenant paid application fees and late rent fees and seek reimbursement for certain third-party vendor fees.

We are also entitled to certain activity-based fees for distressed whole mortgage loans that are charged based on the achievement of certain events.  These fees range from 0.50% for a streamline modification to 1.50% for a liquidation and $500 for a deed-in-lieu of foreclosure.  We are not entitled to earn more than one liquidation fee, reperformance fee or modification fee in any 18-month period.

In addition, because PMT has limited employees and infrastructure, PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, PLS receives a supplemental servicing fee of $25 per month for each distressed whole loan. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred by PLS in performance of its servicing obligations.

Except as otherwise provided in the MSR recapture agreement, when PLS effects a refinancing of a loan on behalf of PMT and not through a third-party lender and the resulting loan is readily saleable, or PLS originates a loan to facilitate the disposition of the real estate acquired by PMT in settlement of a loan, PLS is entitled to receive from PMT market-based fees and compensation consistent with pricing and terms PLS offers unaffiliated third parties on a retail basis.

We, on behalf of PMT, currently participate in HAMP (or other similar mortgage loan modification programs). HAMP establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including mortgage loan servicers, for achieving modifications and successfully remaining in the program. The mortgage loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS in connection with a mortgage loan modification for which PMT previously paid PLS a modification fee, PLS is required to reimburse PMT an amount equal to the incentive payments.

PLS continues to be entitled to reimbursement for all customary, bona fide reasonable and necessary out‑of‑pocket expenses incurred by PLS in connection with the performance of its servicing obligations.

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

Mortgage Banking Services Agreement

Pursuant to a mortgage banking services agreement (the “MBS agreement”),PLS provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, with respect to loans acquired by PMT from correspondent lenders. Pursuant to the MBS agreement, PLS has agreed to provide such services exclusively for the benefit of PMT, and PLS and its affiliates are prohibited from providing such services for any other third party. However, such exclusivity and prohibition shall not apply, and certain other duties instead will be imposed upon PLS, if PMT is unable to purchase or finance mortgage loans as contemplated under the MBS agreement for any reason. The MBS agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

In consideration for the mortgage banking services provided by PLS with respect to PMT’s acquisition of mortgage loans, PLS is entitled to a fulfillment fee based on the type of mortgage loan that PMT acquires and equal to a percentage of the unpaid principal balance of such mortgage loan. The applicable percentages are (i) 0.35% for mortgage loans sold or delivered to Fannie Mae or Freddie Mac, and (ii) 0.85% for all other mortgage loans; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae mortgage loans. PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the MBS agreement, PLS currently purchases mortgage loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT prior to purchase by PLS.

In consideration for the mortgage banking services provided by PLS with respect to PMT’s acquisition of mortgage loans under PLS’ early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $1,500 per year per early purchase facility administered by PLS, and (ii) in the amount of $35 for each mortgage loan that PMT acquires thereunder.

Notwithstanding any provision of the MBS agreement to the contrary, if it becomes reasonably necessary or advisable for PLS to engage in additional services in connection with post-breach or post-default resolution activities for the purposes of a correspondent agreement, then PMT has generally agreed with PLS to negotiate in good faith for additional compensation and reimbursement of expenses to be paid to PLS for the performance of such additional services.

MSR Recapture Agreement

Pursuant to the terms of a MSR recapture agreement, as amended, if PLS refinances through its consumer direct lending business mortgage loans for which PMT previously held the MSRs, PLS is generally required to transfer and convey to PMT, without cost to PMT, MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all such mortgage loans so originated. Where the fair market value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, wire to PMT cash in an amount equal to the fair market value of the MSRs in lieu of transferring such MSRs. The MSR recapture agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

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

Note Receivable from PMT

In connection with certain of the amendments and restatements described above, we entered into an underlying loan and security agreement with PMT, dated as of April 30, 2015, and as further amended pursuant to which PMT may borrow up to $150 million from us for the purpose of financing ESS (the “Underlying LSA”).

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of September 30, 2016, we were in compliance in all material respects with these covenants.

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

All of the borrowings discussed above have short-term maturities that expire as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	Facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC (3)	$1,174,288	$1,207,000	$707,000	March 30, 2017
Banc of America, N.A.	$449,371	$500,000	$225,000	March 29, 2017
Morgan Stanley Bank, N.A.	$185,688	$300,000	$175,000	August 25, 2017
Citibank, N.A.	$396,423	$400,000	$150,000	December 2, 2016
Barclays Bank PLC (4)	$154,665	$200,000	$—	December 2, 2016
JP Morgan Chase Bank, N.A.	$131,327	$200,000	$50,000	August 18, 2017
Royal Bank of Canada	$—	$135,000	$75,000	September 18, 2017
Mortgage loan participation and sale agreements
Bank of America, N.A.(5)	$782,942	$800,000	$—	March 29, 2017
Notes payable (6)
Credit Suisse AG	$50,000	$100,000	$100,000	December 28, 2016
Barclays Bank PLC (4)	$61,014	$100,000	$100,000	December 2, 2016
Obligations under capital lease
Banc of America Leasing and Capital LLC	$20,700	$25,000	$—	May 4, 2019

(1)	Outstanding indebtedness as of September 30, 2016.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

(3)

The borrowings with Credit Suisse First Boston Mortgage Capital LLC are subject to an aggregate facility amount of $1,207 million of which $407 million represents the maximum amount for MSRs.  The agreement to repurchase mortgage loans has a maturity date of March 30, 2017 and includes a temporary upsize of $300 million that matures on December 23, 2016.  The agreement to repurchase participation certificates representing beneficial ownership in MSRs and ESS, classified as an asset sold under agreement to repurchase, matures on December 26, 2016.

(4)	The borrowings with Barclays Bank PLC are subject to a total aggregate facility amount of $300 million, of which $100 million represents the maximum amount for MSRs.

(5)

Pursuant to the amendment on October 11, 2016, Bank of America, N.A. agreed to temporarily increase the aggregate transaction limit of purchase prices for participation certificates owned by Bank of America, N.A. at any given time up to $800 million until December 12, 2016, at which time the aggregate transaction limit of purchase prices will be reset to $250 million.

(6)

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of September 30, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$913,359	$878,176	$861,597	$830,290	$815,497	$787,487
Change in fair value:
$	$67,713	$32,529	$15,951	$(15,356)	$(30,149)	$(58,160)
%	8.0%	3.9%	1.9%	(1.8)%	(3.6)%	(6.9)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$926,033	$884,063	$864,438	$827,638	$810,367	$777,869
Change in fair value:
$	$80,386	$38,417	$18,792	$(18,008)	$(35,280)	$(67,777)
%	9.5%	4.5%	2.2%	(2.1)%	(4.2)%	(8.0)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$874,051	$859,849	$852,748	$838,545	$831,444	$817,242
Change in fair value:
$	$28,405	$14,202	$7,101	$(7,101)	$(14,202)	$(28,405)
%	3.4%	1.7%	0.8%	(0.8)%	(1.7)%	(3.4)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of September 30, 2016, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$528,526	$509,597	$500,651	$483,709	$475,682	$460,442
Change in fair value:
$	$36,499	$17,570	$8,624	$(8,318)	$(16,346)	$(31,585)
%	7.4%	3.6%	1.8%	(1.7)%	(3.3)%	(6.4)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$538,495	$514,269	$502,915	$481,579	$471,545	$452,631
Change in fair value:
$	$46,467	$22,242	$10,888	$(10,448)	$(20,482)	$(39,396)
%	9.4%	4.5%	2.2%	(2.1)%	(4.2)%	(8.0)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$514,909	$503,468	$497,748	$486,307	$480,586	$469,145
Change in fair value:
$	$22,882	$11,441	$5,720	$(5,720)	$(11,441)	$(22,882)
%	4.7%	2.3%	1.2%	(1.2)%	(2.3)%	(4.7)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of September 30, 2016, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$294,098	$287,068	$283,678	$277,134	$273,975	$267,872
Change in fair value:
$	$13,731	$6,701	$3,310	$(3,233)	$(6,392)	$(12,495)
%	4.9%	2.4%	1.2%	(1.2)%	(2.3)%	(4.5)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$311,670	$295,283	$287,653	$273,404	$266,744	$254,262
Change in fair value:
$	$31,303	$14,916	$7,286	$(6,963)	$(13,623)	$(26,106)
%	11.2%	5.3%	2.6%	(2.5)%	(4.9)%	(9.3)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 84 to 86 of this Report is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of September 30, 2016, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

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

10.15

Second Amended and Restated Management Agreement, dated as of September 12, 2016, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 12, 2016).

10.16

Third Amended and Restated Flow Servicing Agreement, dated as of September 12, 2016, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 12, 2016).

10.17

Amended and Restated Mortgage Banking Services Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 12, 2016)

10.18

Amended and Restated MSR Recapture Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 12, 2016)

10.19

Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on February 7, 2013).

10.20

Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of April 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.21

Amendment No. 1 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.22

Amendment No. 2 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.23

Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 1.01 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2014).

10.24

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

10.27

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

10.29

Amended and Restated Flow Servicing Agreement, dated as of August 1, 2010, by and between PNMAC Mortgage Opportunity Fund, LP and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 1 to Form S-1 Registration Statement as filed with the SEC on March 26, 2013).

10.30

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

10.40

Amendment No. 7 to Master Repurchase Agreement, dated as of March 27, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.44 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.41

Amendment No. 8 to Master Repurchase Agreement, dated as of August 13, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.42

Amendment No. 9 to Master Repurchase Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.43

Amendment No. 10 to Master Repurchase Agreement, dated as of March 29, 2016, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.62 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.44

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

10.53

Amendment Number Eight to the Master Repurchase Agreement, dated August 7, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.54

Amendment Number Nine to the Master Repurchase Agreement, dated September 8, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.55

Amendment Number Ten to the Master Repurchase Agreement, dated July 6, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.69 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.56

Amendment Number Eleven to the Master Repurchase Agreement, dated August 3, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 5, 2015).

10.57

Amendment Number Twelve to the Master Repurchase Agreement, dated September 7, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.58

Amendment Number Thirteen to the Master Repurchase Agreement, dated October 22, 2015, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2015).

10.59

Amendment Number Fourteen to the Master Repurchase Agreement, dated July 25, 2016, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.60

Amendment Number Fifteen to the Master Repurchase Agreement, dated September 26, 2016, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 30, 2016).

10.61

Amendment Number Sixteen to the Master Repurchase Agreement, dated October 14, 2016, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on October 20, 2016)

10.62

Amendment Number Seventeen to the Master Repurchase Agreement, dated October 20, 2016, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on October 20, 2016)

10.63

Guaranty Agreement, dated as of June 26, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Citibank, N.A (incorporated by reference to Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.64

Amended and Restated Master Spread Participation Agreement, dated as of November 10, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC as the Initial Participant (incorporated by reference to Exhibit 10.189 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.65

Loan and Security Agreement, dated as of April 30, 2015, among PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.66

Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.87 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.67

Amendment No. 2 to Loan and Security Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.92 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.68

Amendment No. 3 to Loan and Security Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.93 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.69

Amendment No. 4 to Loan and Security Agreement, dated as of January 28, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.94 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.70

Amendment No. 5 to Loan and Security Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.96 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.71	Amendment No. 6 to Loan and Security Agreement, dated as of September 26, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC.

10.72

Third Amended and Restated Guaranty (Participation Certificates and Servicing), dated as of November 10, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 16, 2015).

10.73

Master Repurchase Agreement (Participation Certificates and Servicing), dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.74

Second Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 6, 2016).

10.75

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

10.77

Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.78

Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.63 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.79

Amendment Number Three to the Master Repurchase Agreement, dated as of June 30, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.80

Amendment Number Four to the Master Repurchase Agreement, dated as of June 29, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.98 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.81

Amendment Number Five to the Master Repurchase Agreement, dated as of July 27, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 27, 2015).

10.82

Amendment Number Six to the Master Repurchase Agreement, dated as of November 9, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.118 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.83

Amendment Number Seven to the Master Repurchase Agreement, dated July 26, 2016, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.91 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.84

Amendment Number Eight to the Master Repurchase Agreement, dated August 26, 2016, by and between PennyMac Loan Services, LLC,  Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.85

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.86

Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 13, 2014, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.87

Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.84 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.88

Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.122 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.89

Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.96 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.90

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

10.92

Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.93

Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.100 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.94

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

10.95

Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of June 1, 2016, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.102 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.96

Master Repurchase Agreement, dated as of December 4, 2015, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.97	Amendment Number One to Master Repurchase Agreement, dated as of September 29, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.98

Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 4, 2015, between PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.99

Loan and Security Agreement, dated as of December 4, 2015, among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.100

Amendment Number One to the Loan and Security Agreement, dated as of February 26, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on March 3, 2016)

10.101

Master Lease Agreement No.  30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.102

Addendum to Master Lease Agreement No.  30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.103

Schedule Number 001 to Master Lease Agreement, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.104

Schedule Number 002 to Master Lease Agreement, dated as of May 4, 2016, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.140 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.105

Guaranty, dated as of December 9, 2015, by  PennyMac Loan Services, LLC in favor of Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.106

Credit Agreement, dated December 30, 2015, by and among Private National Mortgage Acceptance Company, LLC, the lenders that are parties thereto, Credit Suisse AG and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 30, 2015).

10.107

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

10.108

Master Repurchase Agreement, dated as of August 19, 2016, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 23, 2016).

10.109

Guaranty, dated as of August 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of JPMorgan Chase Bank. N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 23, 2016).

10.110

Master Repurchase Agreement, dated as of September 19, 2016, between Royal Bank of Canada and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2016)

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (ii) the Consolidated Statements of Income for the quarters ended September 30, 2016 and September 30, 2015, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended September 30, 2016 and September 30, 2015, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2016 and September 30, 2015 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: November 8, 2016	By:	/s/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board of Directors and Chief Executive Officer

Dated: November 8, 2016	By:	/s/ ANNE D. McCALLION
Anne D. McCallion
Chief Financial Officer