Form 10-K
period 2016-12-31
PENNYMAC FINANCIAL SERVICES, INC.
filed 2017-03-09
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001‑35916

PennyMac Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80‑0882793 (IRS Employer Identification No.)
3043 Townsgate Road, Westlake Village, California (Address of principal executive offices)	91361 (Zip Code)

(818) 224‑7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock of Beneficial Interest, $0.0001 Par Value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2016 the aggregate market value of the registrant’s Common Stock of beneficial interest, $0.0001 par value (“common stock”), held by non‑affiliates was $237,657,297 based on the closing price as reported on the New York Stock Exchange on that date.

As of March 7, 2017, the number of outstanding shares of common stock of the registrant was 22,738,618.

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2016 Annual Meeting of Stockholders	Part III

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10‑K

December 31, 2016

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

•	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

•	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

•	our dependence on U.S. government‑sponsored entities and changes in their current roles or their guarantees or guidelines;

•	changes to government mortgage modification programs;

•	certain banking regulations that may limit our business activities;

•	foreclosure delays and changes in foreclosure practices;

•	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

•	changes in macroeconomic and U.S. real estate market conditions;

•	difficulties inherent in growing loan production volume;

•	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

•	any required additional capital and liquidity to support business growth that may not be available on acceptable terms, if at all;

•	changes in prevailing interest rates;

•	increases in loan delinquencies and defaults;

•	our dependence on the success of the small balance multifamily market for future originations of commercial mortgage loans and other commercial real estate-related loans;

•	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;

•

our obligation to indemnify third‑party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

•	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights (“MSRs”);

•	our obligation to indemnify PMT and the Investment Funds if our services fail to meet certain criteria or characteristics or under other circumstances;

•	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

•	the extensive amount of regulation applicable to our investment management segment;

•	conflicts of interest in allocating our services and investment opportunities among ourselves and our Advised Entities;

•	the effect of public opinion on our reputation;

•	our recent growth;

•	our ability to effectively identify, manage, monitor and mitigate financial risks;

•	our initiation of new business activities or expansion of existing business activities;

•	our ability to detect misconduct and fraud; and

•	our ability to mitigate cybersecurity risks and cyber incidents.

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

We conduct our business in three segments: loan production, loan servicing (together, these two activities comprise mortgage banking activities) and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government‑sponsored entity (“GSE”). It is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”), and a servicer for the Home Affordable Modification Program (“HAMP”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

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

In correspondent production we manage, on behalf of PMT and for our own account, the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated mortgage loans, including both conventional and government-insured or guaranteed residential mortgage loans that qualify for inclusion in securitizations that are guaranteed by the Agencies. For conventional mortgage loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each mortgage loan purchased by PMT. In the case of government insured mortgage loans, we fulfill them for our own account and purchase them from PMT at PMT’s cost plus a sourcing fee.

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

Our loan production activity is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Unpaid principal balance of mortgage loans purchased and originated for sale:
Government-insured or guaranteed mortgage loans acquired from PennyMac Mortgage Investment Trust	$39,908,163	$31,490,920	$16,431,338
Mortgage loans sourced through our consumer direct channel	6,491,107	4,143,239	1,952,505
	$46,399,270	$35,634,159	$18,383,843
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$23,188,386	$14,014,603	$11,476,448

Loan Servicing

Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service a diverse portfolio of mortgage loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide servicing for conventional and government-insured or guaranteed loans (“prime servicing”), as well as servicing for distressed mortgage loans that have been acquired as investments by our Advised Entities (“special servicing”). As of December 31, 2016, the portfolio of mortgage loans that we serviced or subserviced totaled approximately $194.2 billion in unpaid principal balance (“UPB”).

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages PMT and the Investment Funds. PMT and the Investment Funds had combined net assets of approximately $1.5 billion as of December 31, 2016. For these activities, we earn management fees as a percentage of net assets and may earn incentive compensation based on investment performance.

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest financial markets in the world, with approximately $10 trillion of outstanding debt and average annual origination volume of $1.8 trillion for the five years ending December 31, 2016. Many of the largest financial institutions, including banks which have traditionally held the majority of the market share in mortgage originations and servicing, have reduced their participation in the mortgage market and the industry remains in a period of significant transformation, creating opportunities for non-bank participants.

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

Our growth strategies include:

Growing our Mortgage Loan Servicing Portfolio

We expect to grow our servicing portfolio on an organic basis, as our correspondent government‑insured production and consumer direct lending add new prime servicing for owned MSRs, and correspondent conventional production adds new subservicing. In 2016, our correspondent and consumer direct loan production totaled $69.7 billion in UPB. We plan to supplement our organic growth with MSR acquisitions, some of which may be concentrated in delinquent or defaulted loans for which we have expertise in servicing. We have acquired MSRs from large mortgage servicers, which are selling MSRs due to continuing operational and regulatory pressures, higher regulatory capital requirements for banks, and a re-focus on core customers and business, and from independent mortgage banks, which are selling MSRs due to reduced origination volumes, operational losses, and a need for capital.  During 2016, we completed the acquisition from a large bank of approximately $1 billion in UPB of MSRs related to defaulted government-insured loans.

Growing Correspondent Production through Expanding Seller Relationships

We expect to grow our correspondent production business by expanding the number and types of sellers from which we purchase loans and increasing the volume of loans that we purchase from our sellers as we continue to add to the loan products and services we offer, and deepen our participation in certain geographic markets in the United States. Over the past several years, a number of large banks have exited or reduced the size of their correspondent production businesses, creating an opportunity for non‑bank entities to gain market share. We believe that we are well positioned to take advantage of this opportunity based on our management expertise in the correspondent production business, our relationships with correspondent sellers, and our supporting systems and processes.

Growing Consumer Direct Lending through Portfolio Refinance and Non‑Portfolio Originations

We expect to grow our consumer direct lending business by leveraging our growing servicing portfolio through refinance and purchase-money loans for existing customers as well as increasing our non‑portfolio originations. As our servicing portfolio grows, we will have a greater number of leads to pursue, which we believe will lead to greater origination activity through our consumer direct business. At the same time, we are making significant investments in technology, personnel and marketing to increase our non‑portfolio originations. We believe that our national call center model and our technology will enable us to drive origination process efficiencies and best‑in‑class customer service.

Expansion into new markets

We regularly evaluate opportunities to grow our business, including expansion into new markets, such as the wholesale lending channel and non-delegated correspondent lending services. The wholesale lending channel involves the underwriting and funding of mortgage loans sourced by mortgage loan brokers and other financial intermediaries. We estimate that the wholesale lending channel represents approximately 10% of U.S. residential mortgage originations and we are currently in the process of developing the systems and processes to enter that market. In 2016, we launched a non-delegated correspondent service to complement our delegated correspondent channel. The non-delegated correspondent lending service involves the purchase by PMT of loans for which PLS has provided underwriting eligibility services to the originating correspondent seller.  Entry into this market leverages our existing loan fulfillment infrastructure, gives our existing sellers an additional method through which they can deliver loans to us and provides us with access to new sellers that were not previously served. In 2015, we entered the commercial real estate finance business, with a focus on small balance multifamily loans (typically under $10 million in UPB).

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

We are committed to complying with all applicable laws, regulations and contractual agreements. We believe that compliance is best managed by integrating responsibility within each department’s activities to promote management and employee accountability. Accordingly, we have implemented a matrixed approach to the integration of our compliance program that utilizes expertise within the organization and defines clear responsibilities for the program; specifically, business units are responsible for defining and managing compliance performance through process‑based controls, risk remediation and reporting. Centralized monitoring and independent review, control testing, validation and regulation interpretation is performed by our Corporate Compliance, Legal, Quality Control, Enterprise Risk Management and Internal Audit groups.

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

During 2016, our loan origination and servicing operations were reviewed by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, the FDIC and by other state and federal regulators. There were no significant findings or allegations of violations of law from any of these reviews.

Intellectual Property

We hold registered trademarks with respect to the name PennyMac®, the swirl design and rooftop design appearing in certain PennyMac drawings and logos and various additional designs and word marks relating to the PennyMac name. We do not otherwise rely on any copyright, patent or other form of registration to protect our rights in our intellectual property. Our other intellectual property includes proprietary know‑how and technological innovations, such as our proprietary loan‑level analytics systems and models for distressed loan management, and other trade secrets that we have developed to maintain our competitive position.

Competition

Given the diverse and specialized nature of our businesses, we do not believe we have a direct competitor for the totality of our business. We compete with a number of nationally‑focused companies in each of our businesses.

In our mortgage banking segments, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers, such as Wells Fargo, JP Morgan Chase, Bank of America, Citigroup, U.S. Bank, Quicken Loans and Nationstar Mortgage. In our loan production segment, we compete on the basis of product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees. In our servicing segment, we compete on the basis of experience in the residential loan servicing business, quality of high‑touch special servicing and historical servicing performance, and quality of execution, especially in high‑touch special servicing.

In our investment management segment, we compete for capital with both traditional and alternative investment managers. We compete on the basis of historical track record of risk‑adjusted returns, experience of investment management team, the return profile of prospective investment opportunities and on the level of fees and expenses.

Employees

As of December 31, 2016, we, through a subsidiary, had 3,038 employees.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks that we face. Additional risks not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations in future periods.

Risks Related to Our Mortgage Banking Segment

Regulatory Risks

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition and results of operations.

We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan production and servicing businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits.

Federal, state and local governments have proposed or enacted numerous laws, regulations and rules related to mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, licensing of loan officers and other personnel, loan officer compensation, secured transactions, property valuations, servicing transfers, payment processing, escrow, communications with consumers, loss mitigation, collection, foreclosure, bankruptcy, repossession and claims‑handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non‑public personal financial information of borrowers. Service providers we use must also comply with some of these legal requirements, including outside counsel retained to process foreclosures and bankruptcies.

Our failure to operate effectively and in compliance with any of these laws, regulations and rules could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition and results of operations. In addition, our failure to comply with these laws, regulations and rules may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations. Our failure to adequately supervise service providers, including outside foreclosure counsel, may also have these negative results.

The failure of the mortgage lenders from whom loans were acquired through our correspondent production activities to comply with any applicable laws, regulations and rules may also result in these adverse consequences. We have in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable law. However, we may not detect every violation of law by these mortgage lenders. Further, to the extent any other third party originators or servicers with whom we do business fail to comply with applicable law and any of their mortgage loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related mortgage loans or MSRs, to monetary penalties or other losses. In general, if any of our loans are found to have been originated, serviced or owned by us or a third party in violation of applicable law, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses. While we have may contractual rights to seek indemnity or repurchase from certain of these lenders and third party originators and servicers, if any of them are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, financial condition and results of operations could be materially and adversely affected.

The outcome of the 2016 U.S. presidential and congressional elections could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition and results of operations.

The CFPB is active in its monitoring of the residential mortgage origination and servicing sectors. New rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

Under the Dodd-Frank Act, the CFPB is empowered with broad supervision, rulemaking and examination authority to enforce laws involving consumer financial products and services and to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and are protected from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB has adopted a number of final regulations under the Dodd-Frank Act regarding truth in lending, “ability to repay,” home mortgage loan disclosure, home loan origination, fair credit reporting, fair debt collection practices, foreclosure protections, and mortgage servicing rules, including provisions regarding loss mitigation, early intervention, periodic statement requirements and lender-placed insurance.  In October 2016, the CFPB further revised its rules under Regulations X and Z impacting lender-placed insurance notices, delinquency and early intervention, loss mitigation, periodic statement requirements, and successors-in-interest to borrowers.

The CFPB also has enforcement authority with respect to the conduct of third-party service providers of financial institutions. The CFPB has made it clear that it expects non-bank entities to maintain an effective process for managing risks associated with third-party vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review vendors’ policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations. The CFPB is also applying greater scrutiny to compensation payments to third-party providers for marketing services and may issue guidance that narrows the range of acceptable payments to third-party providers as part of marketing services agreements, lead generation agreements and other third-party marketer relationships.

In addition to its supervision and examination authority, the CFPB is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators.  Investigations may be conducted jointly with other regulators. In furtherance of its supervision and examination powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of applicable federal consumer financial laws. The CFPB also has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations.

Rules and regulations promulgated under the Dodd-Frank Act or by the CFPB, changes in leadership or authority levels within the CFPB, and actions taken or not taken by the CFPB could materially and adversely affect the manner in which we conduct our business, result in heightened federal and state regulation and oversight of our business activities, and in increased costs and potential litigation associated with our business activities. Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition or results of operations.

We are highly dependent on U.S. government‑sponsored entities and government agencies, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial condition and results of operations.

Our ability to generate revenues through mortgage loan sales depends to a significant degree on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage‑backed securities (“MBS”), in the secondary market. These Agencies play a critical role in the mortgage industry and we have significant business relationships with many of them. Presently, almost all of the newly originated conforming loans that we originate directly with borrowers or assist PMT in acquiring from mortgage lenders through our correspondent production activities qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. We also derive other material financial benefits from our Agency relationships, including the assumption of credit risk by certain of these Agencies on loans included in such MBS in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could adversely affect our business and prospects. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or in underwriting criteria could materially and adversely affect our business, liquidity, financial condition, results of operations and our ability to make distributions to our stockholders.

Under the new government administration, the roles of Fannie Mae and Freddie Mac could be significantly restructured, reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as continued increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase requests and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other seller/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans through our loan production segment, and the performance, liquidity and market value of our investments. Our ability to generate revenues from newly originated loans that we assist PMT in acquiring through its correspondent production business would be similarly affected. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition and results of operations.

Our ability to generate revenues from newly originated loans that we assist PMT in acquiring through its correspondent production business is also highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non‑bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have begun approving new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these lenders choose to sell directly to the Agencies rather than through loan aggregators like us, the number of loans available for purchase by aggregators is reduced, which could materially and adversely affect our business and results of operations. Similarly, to the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

Changes in Agency guidelines could adversely affect our business, financial condition and results of operations.

We are required to follow specific guidelines that impact the way that we originate and service Agency loans, including guidelines with respect to:

•	minimum financial requirements relating to our net worth, capital ratio and liquidity;

•	credit standards for mortgage loans;

•	our staffing levels and other servicing practices;

•	the servicing and ancillary fees that we may charge;

•	our modification standards and procedures; and

•	the amount of non‑reimbursable advances.

In particular, the Federal Housing Finance Agency (“FHFA”) has directed Fannie Mae and Freddie Mac to align their guidelines for servicing delinquent mortgages that they own or that back securities which they guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, the FHFA has directed Fannie Mae and Freddie Mac to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. Our failure to operate efficiently and effectively within the prevailing regulatory framework and in accordance with the applicable origination and servicing guidelines could result in our failure to benefit from available monetary incentives and/or expose us to monetary penalties and curtailments, all of which could materially and adversely affect our business, financial condition and results of operations.

We generally cannot negotiate these terms with the Agencies and they are subject to change at any time. A significant change in these guidelines that has the effect of decreasing the fees we charge or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which would also adversely affect our business, financial condition and results of operations.

Changes to government mortgage modification and related programs could adversely affect our future revenues and costs.

As a participating servicer under the Making Home Affordable program (“MHA”) and similar government programs, we were entitled to receive financial incentives in connection with certain modification plans that we entered into with eligible borrowers and subsequent success fees to the extent that a borrower remained current in any agreed upon loan modification. We also participated in and dedicated numerous resources to the Home Affordable Modification Program (“HAMP”), which allowed homeowners to seek loan modifications as a way to avoid foreclosures, and the Home Affordable Refinance Program (“HARP”), including the FHA’s Short Refinance Program, which allowed us to refinance loans for existing borrowers who had little or negative equity in their homes. HAMP, MHA and HARP expired as scheduled on December 31, 2016. The expiration of these programs could negatively impact our future revenues and costs, which could adversely affect our business, financial condition and results of operations.

We may be subject to certain banking regulations that may limit our business activities.

As of September 30, 2016, PNC Financial Services Group Inc. (“PNC”) owned approximately 22% of the outstanding voting common shares of BlackRock, Inc. Based on PNC’s interests in and relationships with BlackRock, Inc., BlackRock, Inc. is deemed to be a non-bank subsidiary of PNC. BlackRock, Inc. is an affiliate of BlackRock Mortgage Ventures, LLC, which is one of our largest equity holders. Due to these relationships, we are deemed to be a non-bank subsidiary of PNC, which is regulated as a financial holding company under the Bank Holding Company Act of 1956, as amended. As a non-bank subsidiary of PNC, we may be subject to certain banking regulations, including the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Such banking regulations could limit the activities and the types of businesses that we may conduct. The Federal Reserve has broad enforcement authority over financial holding companies and their subsidiaries. The Federal Reserve could exercise its power to restrict PNC from having a non-bank subsidiary that is engaged in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity. The Federal Reserve may also impose substantial fines and other penalties for violations that we may commit. To the extent that we, as a non-bank mortgage lender, are subject to banking regulations, we could be at a competitive disadvantage because many of our non-bank competitors are not subject to these same regulations.

In addition, provisions of the Dodd-Frank Act referred to as the “Volcker Rule” prohibit or restrict a bank holding company and its affiliates from conducting certain transactions with certain investment funds, including hedge funds and private equity funds (collectively “covered funds”), when it has an ownership interest in, sponsors or advises a covered fund. The Volcker Rule prohibits proprietary trading as defined by such rule, unless the trading is permitted by an exemption, such as for risk-mitigating hedging purposes. The Volcker Rule applies to us by virtue of our affiliation with PNC through BlackRock. On July 7, 2016, the Federal Reserve announced that it had granted a final one-year extension in order to permit bank holding companies until July 21, 2017 to conform transactions with covered funds that were in place prior to December 31, 2013 (“legacy funds”) to the covered funds requirements of the Volcker Rule. (Covered funds that are not legacy funds have been required to conform since July 21, 2015.) The Volcker Rule limits our ability to acquire or retain an ownership interest in, sponsor, advise or manage covered funds, and limits investments in certain covered funds by our employees, among other restrictions. If a fund, whether newly created or existing, becomes a covered fund, then certain transactions between us and the covered fund could be prohibited or restricted, or the fund may need to be restructured. These prohibitions, restrictions and limitations could disadvantage us against those competitors that are not subject to the Volcker Rule in the ability to manage covered funds and to retain employees.  Our failure to comply with the requirements of the Volcker Rule may adversely affect our business, financial condition and results of operations.

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

In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to mortgage servicers and mortgage originators. These rules and regulations generally provide for licensing as a mortgage servicer, mortgage originator, loan modification underwriter, or third‑party debt default specialist (or a combination thereof), requirements as to the form and content of employee compensation contracts and other documentation, licensing of our employees and those of independent contractors with whom we contract, and employee hiring background checks. They also set forth restrictions on advertising and collection practices and disclosure and record‑keeping requirements, and they establish a variety of borrowers’ rights. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary income we are entitled to collect from borrowers or otherwise. This could make our business cost‑prohibitive in the affected state or states and could materially affect our business.

The failure of PennyMac Loan Services, LLC to avail itself of an appropriate exemption from registration as an investment company under the Investment Company Act could have a material and adverse effect on our business.

We intend to operate so that we and each of our subsidiaries are not required to register as investment companies under the Investment Company Act. We believe that our subsidiary, PennyMac Loan Services, LLC (“PLS”), qualifies for the exemption provided in Section 3(c)(6) because it has been, and is expected to continue to be, primarily engaged, directly or through majority-owned subsidiaries, in (1) the business of purchasing or otherwise acquiring mortgages or other liens on and interests in real estate (from which not less than 25 percent of its gross income during its last fiscal year was and will continue to be derived), together with (2) an additional business or businesses other than investing, reinvesting, owning, holding, or trading in securities, namely the business of servicing mortgages. Although we expect not less than twenty five percent (25%) of PLS’ gross income to be derived from originating, purchasing, or acquiring mortgages or liens on and interests in real estate, there can be no assurances that the composition of PLS’ gross income will remain the same over time.

To date, the SEC staff has provided limited guidance with respect to the applicability of Section 3(c)(6), and PLS has not sought a no-action letter from the SEC staff respecting its position. If PLS is ultimately unable to rely on the Section 3(c)(6) exemption due to a failure to meet the 25 percent of gross income test or to the extent that the SEC staff provides negative guidance regarding the applicability or scope of the exemption, we may be required to either (a) register as an investment company, or (b) substantially restructure our business, change our investment strategy and/or the manner in which we conduct our operations in order to qualify for another Investment Company Act exemption and avoid being required to register as an investment company, either of which could materially and adversely affect our business, liquidity, financial condition, results of operations, and ability to pay dividends.

In the case of a restructuring, PLS could temporarily rely on Rule 3a-2 for its exemption from registration. Rule 3a-2 provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but temporarily fail to meet the requirements for an exemption. In such case, PLS would likely be required to restructure its business by acquiring and/or disposing of assets in order to meet an exemption under Section 3(c)(5)(C), depending on the composition of its assets at the time. The SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in mortgages and other liens on and interests in real estate (qualifying assets) and at least 80% of its assets in qualifying assets plus real estate-related assets.  PLS would be more limited in its ability to hold MSRs or would be required to acquire and hold more mortgage loans and real estate to adjust the composition of its assets to meet the 55% and 80% tests.

If PLS is required to register as an investment company, we would be required to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; compliance with reporting, record keeping, voting and proxy disclosure; and, other rules and regulations that would significantly increase our operating expenses. Further, if PLS was or is required to register as an investment company, PLS would be in breach of various representations and warranties contained in its credit and other agreements resulting in a default as to certain of our contracts and obligations. This could also subject us to civil or criminal actions or regulatory proceedings, or result in a court appointed receiver to take control of us and liquidate our business, any or all of which could have a material adverse effect on our business, financial condition, results of operations, and ability to pay dividends.

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

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage markets, the financial markets and the economy generally. Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, geopolitical issues and the availability and cost of credit have contributed to increased volatility and unclear expectations for the economy in general and the real estate and mortgage markets in particular going forward. The mortgage markets have been and continue to be affected by changes in the lending landscape, defaults, credit losses and significant liquidity concerns. A destabilization of the real estate and mortgage markets or deterioration in these markets may reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we originate or acquire, either at a profit or at all. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

The industry in which we operate is highly competitive, and is likely to become more competitive, and decreased margins resulting from increased competition or our inability to compete successfully could adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. With respect to mortgage loan production, we face competition in such areas as mortgage loan offerings, rates, fees and customer service. With respect to servicing, we face competition in areas such as fees, cost to service and service levels, including our performance in reducing delinquencies and entering into successful modifications.

Competition in servicing mortgage loans and in originating or acquiring newly originated mortgage loans comes from large commercial banks and savings institutions and other non-bank mortgage servicers and originators. Many of these institutions have significantly greater resources and access to capital than we do, which may give them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our loan production and servicing models. For example, other non‑bank loan servicers may try to leverage their servicing relationships and expertise to develop or expand a loan origination business. Since the withdrawal of a number of large participants from these markets following the financial crisis in 2008, there has been a steady increase in the number of non‑bank participants. As more non‑bank entities enter these markets, our mortgage banking businesses may generate lower margins in order to effectively compete.

In addition, technological advances and heightened e‑commerce activities have increased consumers’ accessibility to products and services. This has intensified competition among banks and non‑banks in offering and servicing mortgage loans. We may be unable to compete successfully in our mortgage banking businesses and this could materially adversely affect our business, financial condition and results of operations.

We may not be able to effectively manage significant increases or decreases in our loan production volume, which could negatively affect our business, financial condition and results of operations.

Our loan production segment consists of our consumer direct lending activities, in which we originate mortgage loans directly with borrowers through telephone call centers or the Internet, and our correspondent production activities, in which we facilitate the acquisition by PMT from correspondent sellers of newly originated mortgage loans that have been underwritten to our standards and, in the case of government loans, acquire such loans from PMT.

Our correspondent production activities are relationship driven. As of December 31, 2016, we worked with 522 approved mortgage lenders, but these lenders are not contractually obligated to do business with us or PMT, and our competitors also have relationships with these lenders and actively compete against us in our efforts to expand PMT’s network of approved mortgage lenders. In order to increase our loan production volume, we will need to not only maintain PMT’s existing relationships, but also develop PMT’s relationships with additional mortgage lenders. To date, we have grown our loan production volumes with mortgage lenders on the basis of our product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees. If we are not able to consistently maintain these qualities of execution, our reputation and existing relationships with mortgage lenders could be damaged. We may not be able to maintain PMT’s existing relationships or develop new relationships with mortgage lenders or our new mortgage products may not gain widespread acceptance.

Our current volume of consumer direct lending originations, which is based in large part on the refinancing of existing mortgage loans that we service, is highly dependent on interest rates and government mortgage modification programs and may decline if interest rates increase or these programs are terminated. Our non-servicing portfolio consumer direct lending platform may not succeed because of the referral‑driven nature of our industry. For example, the origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home buying process such as real estate agents and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our purchase money mortgage loan volume and, thus, our consumer direct lending business. We may not be successful in establishing such relationships. In addition, to grow our consumer direct lending business, we will need to convert leads regarding prospective borrowers into funded loans, the success of which depends on the pricing we offer relative to the pricing of our competitors and our operational ability to process, underwrite and close loans. Institutions that compete with us in this regard may have significantly greater access to capital or resources than we do, which may give them the benefit of a lower cost of operations.

On the other hand, we may experience significant growth in our correspondent production and consumer direct lending loan volumes. If we do not effectively manage our growth, the quality of our correspondent production and consumer direct lending operations could suffer, which could negatively affect our brand and operating results.   Our correspondent production and consumer direct lending operations are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volumes, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. We believe that changes in supply and demand within the marketplace have been driving lower margins in recent periods, which is reflected in our results of operations and in our gains on mortgage loans held for sale. If we are unable to grow our loan production volumes or if our margins become compressed, then our business, financial condition and results of operations could be adversely affected.

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

We are also dependent on a limited number of banking institutions that extend us credit on terms that we have determined to be commercially reasonable. These banking institutions are subject to their own regulatory supervision, liquidity and capital requirements, risk management frameworks and risk thresholds and tolerances, any of which may change materially and negatively impact their business strategies, including their extension of credit to us specifically or mortgage lenders and servicers generally. Certain banking institutions have already exited, and others may in the future decide to exit, the mortgage business. Such actions may increase our cost of capital and limit or otherwise eliminate our access to capital, in which case our business, our financial condition and results of operations would be materially and adversely affected.

We leverage our assets under credit and other financing agreements and utilize various other sources of borrowings, which exposes us to significant risk and may materially and adversely affect our financial condition and results of operations.

We currently leverage and, to the extent available, we intend to continue to leverage the mortgage loans produced through our consumer direct lending business and the government‑insured loans acquired through our correspondent production operations from PMT with borrowings under repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to lenders, which are the repurchase agreement counterparties, and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash that we receive from a lender when we initially sell the assets to that lender is less than the fair value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming that there was no change in the fair value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new fair value of the collateral to reflect current market conditions. If a counterparty lender determines that the fair value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

In addition, we invest in certain assets, including MSRs, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs under secured financing arrangements. Our Fannie Mae and Freddie Mac MSRs are pledged to secure borrowings under a loan and security agreement, while our Ginnie Mae MSRs and related ESS are pledged to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PLS. In each case, similar to our repurchase agreements, the cash that we receive under these secured financing arrangements is less than the fair value of the assets and a decrease in the value of the pledged collateral can result in a margin call. Should a margin call occur, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, the secured parties may sell the collateral, which may result in significant losses to us.

Each of the secured financing arrangements pursuant to which we finance MSRs and ESS is further subject to the terms of an acknowledgement agreement with Fannie Mae, Freddie Mac or Ginnie Mae, as applicable, pursuant to which our and the secured parties’ rights are subordinate in all respects to the rights of the applicable Agency. Accordingly, the exercise by any of Fannie Mae, Freddie Mac or Ginnie Mae of its rights under the applicable acknowledgment agreement could result in the extinguishment of our and the secured parties’ rights in the related collateral and result in significant losses to us.

We leverage certain of our other assets under a capital lease and a revolving credit agreement and may in the future utilize other sources of borrowings, including term loans, bank credit facilities and structured financing arrangements, among others. The amount of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of, among other things, the stability of our investment portfolio’s cash flows. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to stockholders.

We may in the future utilize other sources of borrowings, including term loans, bank credit facilities and structured financing arrangements, among others. The amount of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of, among other things, the stability of our cash flows.

Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the investments acquired. Our debt service payments also reduce cash flows available for distribution to stockholders. In the event we are unable to meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

Our credit and financing agreements contain financial and restrictive covenants that could adversely affect our financial condition and our ability to operate our businesses.

Although our governing documents contain no limitation on the amount of debt we may incur, the lenders under our credit and financing agreements require us and/or our subsidiaries to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth. Incurring substantial debt subjects us to the risk that our cash flows from operations may be insufficient to repurchase the assets that we have sold to the lenders under our repurchase agreements or otherwise service the debt incurred under our other credit and financing agreements. Our lenders also require us to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. If we are unable to maintain these liquidity levels, we could be forced to sell additional assets at a loss and our financial condition could deteriorate rapidly.

Our existing credit and financing agreements also impose other financial and non‑financial covenants and restrictions on us that impact our flexibility to determine our operating policies and investment strategies by limiting our ability to incur certain types of indebtedness; grant liens; engage in consolidations, mergers and asset sales, make restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. In our credit and financing agreements, we agree to certain covenants and restrictions and we make representations about the assets sold or pledged under these agreements. We also agree to certain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, ratings downgrades, guarantor defaults, bankruptcy or insolvency proceedings and other events of default and remedies customary for these types of agreements. If we default on our obligations under a credit or financing agreement, fail to comply with certain covenants and restrictions or breach our representations and are unable to cure, the lender may be able to terminate the transaction or its commitments, accelerate any amounts outstanding, require us to post additional collateral or repurchase the assets, and/or cease entering into any other credit transactions with us.

Because our credit and financing agreements typically contain cross‑default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default, thereby exposing us to a variety of lender remedies, such as those described above, and potential losses arising therefrom. Any losses that we incur on our credit and financing agreements could materially and adversely affect our business, financial condition and results of operations.

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

•	an increase in prevailing interest rates would increase the cost of servicing our outstanding debt, including debt related to servicing assets and loan production; and

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

In addition, we may fail to recalculate, re‑adjust and execute hedges in an efficient manner. Any hedging activity, which is intended to limit losses, may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. A liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, the degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not establish an effective correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such ineffective correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our derivative agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2016, approximately 22% of the aggregate outstanding loan balance in our servicing portfolio was secured by properties located in California.  To the extent that California or other states in which we have greater concentrations of business in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, such concentration may disproportionately decrease the value of our MSRs and adversely affect our consumer direct lending business. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost‑prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could have a material adverse effect on our business, financial condition and results of operations.

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

Certain loans that we produce are pooled into MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. Disruptions in the general MBS market have occurred in the past. Any significant disruption or period of illiquidity in the general MBS market would directly affect our own liquidity and the liquidity of PMT because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices or we may be required to repay a portion of the debt secured by these assets, which could have a material adverse effect on our business, financial condition and results of operations.

Our originations of commercial mortgage loans and other commercial real estate-related loans are dependent upon the success of the small balance multifamily real estate market and may be affected by conditions that could materially adversely affect our business and results of operations.

We originate loans and acquire real estate assets secured by small balance multifamily properties. The profitability of these business activities will be closely tied to the overall success of the small balance multifamily real estate market. Various changes in real estate conditions may impact the small balance multifamily real estate sector. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations. These conditions include:

•	oversupply of, or a reduction in demand for, small balance multifamily housing properties;

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

•

increased competition in the small balance multifamily real estate sector based on considerations such as the attractiveness, location, rental rates, amenities and safety record of various properties; and

•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs.

Moreover, other factors may adversely affect the small balance multifamily real estate market, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the potential liability under environmental and other laws, delinquency, foreclosure and other unforeseen events. Any or all of these factors could negatively impact the small balance multifamily real estate market and, as a result, reduce the demand for our products and services. Any such reduction could adversely affect us.

Related Party Risks

We rely on PMT as a significant source of financing for, and revenue related to, our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, would adversely affect our business, financial condition and results of operations.

PMT is the counterparty that currently acquires all of the newly originated mortgage loans in connection with our correspondent production operations. A significant portion of our income is derived from a fulfillment fee earned in connection with PMT’s acquisition of conventional loans. We are able to conduct our correspondent production operations without having to incur the significant additional debt financing that would be required for us to purchase those loans from the originating lender. In the case of government‑insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account, typically by pooling the federally insured or guaranteed loans together into an MBS which Ginnie Mae guarantees. We earn interest income and gains or losses during the holding period and upon the sale of these securities, and we retain the MSRs with respect to the loans. If this relationship with PMT is terminated by PMT or PMT reduces the volume of these loans that it acquires for any reason, we would have to acquire these loans from the correspondent sellers for our own account, something that we may be unable to do, or enter into another similar counterparty arrangement with a third party, which we may not be able to enter into on terms that are as favorable to us, or at all.

We are also dependent upon PMT as a source of capital in connection with our ability to originate and service small balance multifamily loans. Through one of its subsidiaries, PMT is an approved multifamily seller/servicer for Freddie Mac, and we rely upon PMT to purchase the small balance multifamily loans that we originate in accordance with Freddie Mac guidelines and deliver such loans to Freddie Mac under this approval. If this relationship with PMT is terminated by PMT or Freddie Mac no longer permits PMT to sell small balance multifamily loans it acquires from us, it would require us to obtain additional debt financing, and there is no assurance that we would be able to sell such loans to another Agency or third party investor on favorable terms, or at all. Accordingly, a change in this relationship by and among PMT, Freddie Mac and us could have a material and adverse effect on our small balance multifamily loan business.

The management agreement, the mortgage banking services agreement and certain of the other agreements that we have entered into with PMT contain cross‑termination provisions that allow PMT to terminate one or more of those agreements under certain circumstances where another one of such agreements is terminated. Accordingly, the termination of this relationship with PMT, or a material change in the terms thereof that is adverse to us, would likely have a material adverse effect our business, financial condition and results of operations. The terms of these agreements extend until September 12, 2020, subject to automatic renewal for additional 18-month periods, but any of the agreements may be terminated earlier under certain circumstances or otherwise non-renewed. If any agreement is terminated or non-renewed and not replaced by a new agreement, it would materially and adversely affect our ability to continue to execute our business plan.

We expect that PMT will continue to qualify as a REIT for U.S. federal income tax purposes. However, it is possible that PMT may not meet the requirements for qualification as a REIT. If PMT were to lose its REIT status, corporate-level income taxes, including alternative minimum taxes, would apply to all of PMT's taxable income at federal and state tax rates. It is also possible that significant corporate tax reform could be passed under a new government administration that may decrease the attractiveness of a REIT investment. Either of these scenarios would potentially impair PMT’s financial position and its ability to raise capital, which could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our loan servicing operations are conducted pursuant to subservicing contracts with PMT, and any termination by PMT of these contracts, or a material change in the terms thereof that is adverse to us, would adversely affect our business, financial condition and results of operations.

PMT, as the owner of a substantial number of all of the MSRs or mortgage loans that we subservice, may, under certain circumstances, terminate our subservicing contract with or without cause, in some instances with little notice and little to no compensation. Upon any such termination, it would be difficult to replace such a large volume of subservicing in a short period of time, or perhaps at all. Accordingly, we may not generate as much revenue from subservicing for other third parties. If we were to have our subservicing terminated by PMT, or if there was a change in the terms under which we perform subservicing for PMT that was material and adverse to us, this would have a material adverse effect on our business, financial condition and results of operations.

PMT has an exclusive right to acquire the loans that are produced through our correspondent production operations, which may limit the revenues that we could otherwise earn in respect of those loans.

Our mortgage banking services agreement with PMT requires PLS to provide fulfillment services for correspondent production activities exclusively to PMT as long as PMT has the legal and financial capacity to purchase correspondent loans. As a result, unless PMT sells some of these loans back to us, the revenue that we earn with respect to these loans will be limited to the fulfillment fees that we earn in connection with the production of these loans, which may be less than the revenues that we might otherwise be able to realize by acquiring these loans ourselves and selling them in the secondary loan market.

Our sale of excess servicing spread exposes us to significant risks.

We sell to PMT or its subsidiaries, from time to time, the right to receive certain ESS arising from MSRs that we own or acquire. The ESS represents the difference between our contractual servicing fee with the applicable Agency and the base servicing fee that we retain as compensation for servicing the related mortgage loans upon our sale of the ESS.

As a condition of our sale of the ESS, PMT is required to subordinate its interests in the ESS to those of the applicable Agency. With respect to our Ginnie Mae MSRs, we pledged our interest in such MSRs and PMT’s interest in the related ESS to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PLS. Accordingly, our interest in the Ginnie Mae MSRs and PMT’s interest in the related ESS are also subordinated to the rights of an indenture trustee on behalf of the note holders to which the special purpose entity issues its variable funding notes and term notes under an indenture, pursuant to which the indenture trustee has a blanket lien on all of our Ginnie Mae MSRs (including the ESS we sell to PMT and record as a financing). The indenture trustee, on behalf of the note holders, may liquidate our Ginnie Mae MSRs along with PMT’s interest in the ESS to the extent there exists an event of default under the indenture, the result of which could have a material adverse effect on our business, financial condition and results of operations. In the event PMT’s ESS is liquidated as a result of certain of our actions or inactions, we generally would be required to indemnify PMT under the applicable spread acquisition agreement. A claim by PMT for the loss of its ESS as a result of our actions or inactions would likely be significant in size and could also have a material adverse effect on our business, financial condition and results of operations.

In connection with PLS’ repurchase agreement with the special purpose entity, we also provide pass through financing to PMT under a repurchase agreement to facilitate its financing of the ESS it acquires from us. The repurchase agreement subjects us to the credit risk of PMT. To the extent PMT defaults in its payments of principal and interest under its repurchase agreement with us, we would still be required to make the allocable and corresponding payments under our repurchase agreement with the special purpose entity. To the extent PMT fails to make such payments of principal and interest to us or otherwise defaults under its repurchase agreement and we are unable to make the allocable and corresponding payments under our repurchase agreement with the special purpose entity, this could also create an event of default that could cause a cross default under other financing arrangements and/or have a material adverse effect on our business, financial condition and results of operations.

Other Risks

We may be required to indemnify the purchasers of loans that we originate, acquire or assist in the fulfillment of, or repurchase those loans, if those loans fail to meet certain criteria or characteristics or under other circumstances.

Our contracts with purchasers of newly originated loans that we fund through our consumer direct lending business or acquire from PMT through our correspondent production activities contain provisions that require us to indemnify the purchaser of the related loans or repurchase such loans under certain circumstances. We believe that, as a result of the current market environment, many purchasers of mortgage loans, including the Agencies, are particularly aware of the conditions under which loan originators or sellers must indemnify them against losses related to purchased loans, or repurchase such loans, and would benefit from enforcing any indemnity or repurchase remedies they may have. Our loan sale agreements with purchasers, including the Agencies, contain provisions that generally require us to indemnify or repurchase these loans if:

•	our representations and warranties concerning loan quality and loan characteristics are inaccurate; or

•	the loans fail to comply with underwriting or regulatory requirements in the current dynamic regulatory environment.

Repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically valued and, therefore, can generally only be sold at a significant discount to the underlying UPBs. In certain cases involving mortgage lenders from whom loans were acquired through our correspondent production activities, we may have contractual rights to either recover some or all of our indemnification losses or otherwise demand repurchase of these loans. Depending on the volume of repurchase and indemnification requests, some of these mortgage lenders may not be able to financially fulfill their obligation to indemnify us or repurchase the affected loans. If a material amount of recovery cannot be obtained from these mortgage lenders, our business, financial condition and results of operations could be materially and adversely affected.

Although our indemnification and repurchase exposure cannot be quantified with certainty, to recognize these potential indemnification and repurchase losses, we have recorded a liability of $19.1 million as of December 31, 2016. Because of the increase in our loan production over time, we expect that indemnification and repurchase requests are also likely to increase. Should home values decrease and negatively impact the related loan values, our realized loan losses from indemnifications and repurchases may increase as well. As such, our indemnification and repurchase costs may increase well beyond our current expectations. In addition, our mortgage banking services agreement with PMT requires us to indemnify it with respect to loans for which we provide fulfillment services in certain instances. If we are required to indemnify PMT, or other purchasers against loans, or repurchase loans, that result in losses that exceed our reserve, this could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties in our consumer direct lending and correspondent production operations, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations or acquisitions. Any such misrepresented information could have a material adverse effect on our business, financial condition and results of operations.

Our prime servicing portfolio, which consists primarily of recently originated loans, has a limited performance history, which makes our future results of operations more difficult to predict.

The likelihood of mortgage delinquencies and defaults, and the associated risks to our business, including higher costs to service such loans and a greater risk that we may incur losses due to repurchase or indemnification demands, change as loans season. Newly originated loans typically exhibit low delinquency and default rates as the changes in economic conditions, individual financial circumstances and other factors that drive borrower delinquency often do not appear for months or years. Highly seasoned loan portfolios, in which borrowers have demonstrated years of performance on their mortgage payments, also tend to exhibit low delinquency and default rates. Most of the loans in our prime servicing portfolio were originated in the years 2010 through 2016. As a result, we expect the delinquency rate and defaults in the prime servicing portfolio to increase in future periods as the portfolio seasons, but we cannot predict the magnitude of this impact on our results of operations. In addition, because most of the loans in our portfolios were originated after the recent financial crisis, it may be difficult to compare our business to our competitors and others that have weathered the economic difficulties in our industry over the last several years.

Our counterparties may terminate our MSRs, which could adversely affect our business, financial condition and results of operations.

As is standard in the industry, under the terms of our master servicing agreements with the Agencies in respect of Agency MSRs that we retain in connection with our loan production, the Agencies have the right to terminate us as servicer of the loans we service on their behalf at any time (and, in certain instances, without the payment of any termination fee) and also have the right to cause us to sell the MSRs to a third party. In addition, our failure to comply with applicable servicing guidelines could result in our termination under such master servicing agreements by the Agencies with little or no notice and without any compensation. The owners of other non-Agency loans that we service may also terminate certain of our MSRs if we fail to comply with applicable servicing guidelines.  If the MSRs are terminated on a material portion of our servicing portfolio, our business, financial condition and results of operations could be adversely affected.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our liquidity, business, financial condition and results of operations.

During any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our MSRs to advance our own funds to pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition and results of operations.

We may not realize all of the anticipated benefits of potential future acquisitions of MSRs, which could adversely affect our business, financial condition and results of operations.

Our ability to realize the anticipated benefits of potential future acquisitions of servicing portfolios will depend, in part, on our ability to appropriately service any such assets. The process of acquiring these assets may disrupt our business and may not result in the full benefits expected. The risks associated with these acquisitions include, among others, unanticipated issues in integrating information regarding the new loans to be serviced into our information technology systems, and the diversion of management’s attention from other ongoing business concerns. We have also recently seen increased scrutiny by the Agencies and regulators with respect to large servicing acquisitions, the effect of which could reduce the willingness of selling institutions to pursue MSR sales and/or impede our ability to complete MSR acquisitions. Moreover, if we inappropriately value the assets that we acquire or the fair value of the assets that we acquire declines after we acquire them, the resulting charges may negatively affect both the carrying value of the assets on our balance sheet and our earnings. Furthermore, if we incur additional indebtedness to finance an acquisition, the acquired servicing portfolio may not be able to generate sufficient cash flows to service that additional indebtedness. Unsuitable or unsuccessful acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Investment Management Segment

The investment management industry is intensely competitive.

The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, management fee rates, reputation, and the continuity of the management team, client relationships and buying and selling arrangements with intermediaries. A number of factors, including the following, serve to increase our competitive risks:

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

A significant portion of the fees that we earn under our investment management agreements with clients are based on the fair value of the assets that we manage. The fair values of the securities and other assets held in the portfolios that we manage and, therefore, our assets under management may decline due to any number of factors beyond our control, including, among others, a decline in housing, changes to interest rates, stock or bond market movements a general economic downturn, political uncertainty or acts of terrorism. The economic outlook cannot be predicted with certainty and we continue to operate in a challenging business environment. If volatile market conditions cause a decline in the fair value of our assets under management, that decline in fair value could materially reduce our management fees and incentive fees under our management contracts with our Advised Entities and adversely affect our revenues. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced and our business, financial condition and results of operations could be materially and adversely affected.

We currently, and in the future may, manage assets for a small number of clients, the loss of any one of which could significantly reduce our management and incentive fees and have a material adverse effect on our results of operations.

We currently manage the assets of the Advised Entities, and the majority of our management and incentive fees result from our management of PMT. The term of the management agreement that we have entered into with PMT, as amended, expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.  In the event of a termination of one or more related party agreements by PMT in certain circumstances, we may be entitled to a termination fee under our management agreement. However, the termination of such management agreement and the loss of PMT as a client would significantly affect our investment management segment and negatively impact our management fees and incentive fees, and could have a material and adverse effect on our results of operations and financial condition.

Also, because the management agreements we have entered into with the Investment Funds and PMT were negotiated between related parties without the benefit of the type of negotiations normally conducted with unaffiliated third parties, the terms of these agreements, including the fees payable to us, may prove to be more favorable to us than they would be if these agreements had been negotiated with unaffiliated third parties. Accordingly, we may not generate as much revenue from management agreements that we enter into with other third parties. In addition, the Investment Funds are limited‑life funds that were established in 2008 with commitment periods that ended in 2011 and terms that were extended through December 2017 with the possibility of two more one‑year extensions. Accordingly, base fees generated by the Investment Funds will continue to decline as the assets under management continue to run off.

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

Because PCM is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), the management agreements between us and the Advised Entities would be terminated upon an “assignment” of these agreements without consent, which assignment may be deemed to occur in the event that PCM was to experience a direct or indirect change of control. Because BlackRock and Highfields may be deemed to control us, a significant disposition by either of them of their interest in us could trigger an “assignment.” We cannot be certain that consents required to assignments of our investment management agreements will be obtained if such a change of control occurs.  An “assignment” of these agreements without consent could cause us to lose the management fees and incentive fees we earn from such Advised Entities and could have a material and adverse effect on our business, financial condition and results of operations.

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

Certain provisions of the Dodd‑Frank Act will, and other provisions may, increase regulatory burdens and reporting and related compliance costs on our investment management segment. The scope of many provisions of the Dodd‑Frank Act is being determined by implementing regulations, some of which will require lengthy proposal and promulgation periods. The SEC requires investment advisers such as us who are registered with the SEC and advise one or more private funds to provide certain information about their funds and assets under management, including the amount of borrowings, concentration of ownership and other performance information. These filings have required, and will continue to require, significant investments in people, resources and systems to ensure timely and accurate reporting. The Dodd‑Frank Act will affect a broad range of market participants with whom we interact or may interact, including banks, non‑bank financial institutions, rating agencies, mortgage brokers, credit unions, insurance companies and broker‑dealers, and may cause us or our Advised Entities to become subject to further regulation by the Commodity Futures Trading Commission. Regulatory changes that will affect other market participants are likely to change the way in which we conduct business with our counterparties. The uncertainty regarding the continued implementation of the Dodd‑Frank Act and its impact on the investment management industry and us cannot be predicted at this time but will continue to be a risk for our business.

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

We also regularly rely on exemptions and exclusions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties and service providers who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third‑party claims, and our business could be materially and adversely affected.

Our business combines the production and servicing of loans and investment management, the combination of which presents particular compliance challenges. For example, regulations applicable to our investment management business that are easily applied to traditional investments, such as stocks and bonds, may be more difficult to apply to a portfolio of mortgage loans, and the regulations applicable to our investment management business can require procedures that are uncommon, impractical or difficult in our loan production and servicing businesses.

The failure by us to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions, any of which could have a material adverse effect on our business, financial condition and results of operations. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against us or our employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation and cause us to lose existing clients.

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

Certain of the funds that we currently advise have, and certain of the funds that we may in the future advise may have, overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. In addition, we and the other entities or accounts that we manage or will manage may participate in some of PMT’s investments now or in the future, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PMT or such other entities. Any such potential or actual conflicts of interest could damage our reputation and materially and adversely affect our business, financial condition and results of operations.

We are subject to third‑party litigation risk, which could result in significant liabilities and reputational harm to us.

In general, we may be exposed to the risk of litigation by investors in our client funds if our management of or advice to any Advised Entity, including any advice relating to wind-down strategies, is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by those entities due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of entities that we manage or from allegations that we improperly exercised control or influence over those entities. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are generally indemnified by the entities that we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from the entities that we manage, our results of operations, financial condition and liquidity would be materially and adversely affected.

Risks Related to Our Business in General

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management and mortgage lending markets and legal, accounting and regulatory developments relating to all of our business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management systems sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges in:

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

The experience of our senior managers is a valuable asset to us. Our management team has significant experience in the mortgage loan production and servicing industry and the investment management industry. We do not maintain key person life insurance policies relating to our senior managers. The loss of the services of our senior managers for any reason could have a material adverse effect on our business.

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

We depend on counterparties and vendors, some of whom operate in other countries, to provide services that are critical to our business, which subjects us to a variety of risks.

We have a number of counterparties and vendors, some of whom have significant operations outside of the United States.  These counterparties and vendors provide us with financial, technology and other services to support our businesses. If our current counterparties and vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternative services from other counterparties or vendors in a timely and efficient manner and on similarly acceptable terms, or at all. If we or our vendors had to curtail or cease operations in these countries due to political unrest or natural disasters and then transfer some or all of these operations to another geographic area, we could experience disruptions in service and incur significant transition costs as well as higher future overhead costs. With respect to vendors engaged to perform certain servicing activities, we are required to assess their compliance with various regulations and establish procedures to provide reasonable assurance that the vendor’s activities comply in all material respects with such regulations. In the event that a vendor’s activities are not in compliance, it could negatively impact our relationships with our regulators, as well as our business and operations. Further, we may incur significant costs to resolve any such disruptions in service which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to deal appropriately with various issues that may give rise to reputational risk, including conflicts of interest, legal and regulatory requirements, could cause harm to our business and adversely affect our earnings.

Maintaining our reputation is critical to attracting and retaining clients, customers, trading counterparties, investors and employees.  If we fail to deal with, or appear to fail to deal with various issues that may give rise to reputational risk, we could significantly harm our business prospects and earnings.  Such issues include, but are not limited to, conflicts of interest, legal and regulatory requirements, and any of the other risks discussed in this Item 1A.

Certain of our officers also serve as officers of PMT. As we expand the scope of our businesses, we increasingly confront potential conflicts of interest relating to investment activities that we manage for our clients.  In addition, investors may perceive conflicts of interest regarding investment decisions and wind-down strategies for funds in which certain of our officers have made and may continue to make personal investments. Similarly, conflicts of interest may exist regarding decisions about the allocation of specific investment opportunities between funds in which we receive an allocation of profits as the general partner and funds in which we do not.

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

Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business and can result from a number of factors. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. These factors can tarnish or otherwise strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading counterparties and employees and adversely affect our results of operations.

Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or significantly expanding existing business activities, such as our entry into small balance multifamily lending, wholesale lending and non-delegated correspondent production, are ways to grow our businesses and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed, and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by our employees, contractors we use, or other third parties with whom we have relationships. For example, our employees could execute unauthorized transactions, use our assets improperly or without authorization, perform improper activities, use confidential information for improper purposes, or misrecord or otherwise try to hide improper activities from us. This type of misconduct could also relate to assets we manage for others through our investment advisory subsidiary, and can be difficult to detect. If not prevented or detected, misconduct by employees, contractors, or others could result in losses, claims or enforcement actions against us, or could seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”) requires that we evaluate and report on our internal control over financial reporting. We cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we rapidly grow our businesses, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Effective as of December 31, 2016, we no longer qualified as an emerging growth company.  Accordingly, Section 404(b) of the Sarbanes-Oxley Act requires our auditors to formally attest to and report on the effectiveness of our internal control over financial reporting.  If we cannot maintain effective internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in an event of default under one or more of our lending arrangements and/or reduce the market value of shares of our Class A common stock. Additionally, the existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all. Accordingly, our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations, and ability to pay dividends.

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

Our mortgage loan production businesses are dependent upon our ability to effectively interface with our borrowers, mortgage lenders and other third parties and to efficiently process loan applications and closings. The consumer direct lending and correspondent production processes are becoming more dependent upon technological advancement, such as our continued ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other borrower‑ or counterparty‑expected conveniences. Maintaining and improving this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our customers’ personal information and transaction data.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Our own employees, vendors, customers or other users of our systems also may, or may be induced to, disclose sensitive information for their own financial gain or in order to permit access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on the Internet and use of web‑based product offerings.

A successful penetration or circumvention of the security of our systems or a defect in the integrity of our systems or cybersecurity could cause serious negative consequences for our business, including regulatory sanctions, significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

As our reliance on technology has increased, so have the risks posed to its information systems, both internal and those provided to us by third-party service providers.  While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any cyber intrusions or failures, interruptions and security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks and other acts of violence or war may materially and adversely affect the real estate industry generally and our business, financial condition and results of operations.

Terrorist attacks and other acts of violence or war may cause disruptions in the U.S. financial markets, including the real estate capital markets, and negatively impact the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also materially and adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

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

As described in “Organizational Structure,” we have entered into a tax receivable agreement with the owners of PennyMac other than us that provides for the payment by us to those owners of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) increases in tax basis resulting from exchanges of Class A units of PennyMac for shares of our Class A common stock and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

We expect that the payments that we may make under the tax receivable agreement will be substantial. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement or distributions to us by PennyMac are not sufficient to permit us to make payments under the tax receivable agreement after we have paid our taxes. Furthermore, our obligations to make payments under the tax receivable agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are deemed realized under the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon the continued ownership of us by owners of PennyMac.

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

Payments under the tax receivable agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the Internal Revenue Service, or IRS, to challenge a tax basis increase, we will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the tax benefits that we actually realize in respect of (i) increases in tax basis resulting from exchanges of Class A units of PennyMac for shares of our Class A common stock and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

As of December 31, 2016, we have a total of 22,426,779 shares of Class A common stock outstanding. The issuance and sale (or resale) of up to 46,003,552 additional shares of our Class A common stock have been registered under the Securities Act so those shares, upon issuance, will be freely tradable without restriction or further registration under the Securities Act.

A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional Class A common stock or other equity securities.

The future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

As of December 31, 2016, we have an aggregate of 19,956,098 shares of Class A common stock authorized and remaining available for future issuance under our 2013 Equity Incentive Plan or upon the exchange of Class A Units of PennyMac. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock in connection with these acquisitions. Any Class A common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by investors who purchase Class A common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties

In 2016, we relocated our corporate offices to a 60,000 square foot leased facility located at 3043 Townsgate Road, Westlake Village, California 91361. Our primary loan servicing operation remains in Moorpark, CA.

We lease several additional locations throughout the country generally housing loan production and servicing activities. Our consumer direct lending business occupies a 36,000 square foot facility in Pasadena, CA. Loan servicing and its call center operations occupy a 116,000 square foot facility in Fort Worth, TX, and a 75,000 square foot facility in Plano, TX. We have six loan production branches located in Sacramento, CA, Honolulu, HI, Eagan, MN, Kansas City, MO, Henderson, NV and Seattle, WA. PennyMac’s commercial real estate finance business is housed in Irvine, CA, and we lease a 20,000 square foot facility in Tampa, FL devoted to our correspondent production activities. In the fourth quarter of 2016, much of our California-based mortgage fulfillment division relocated from a property in Moorpark, CA to a newly leased 60,000 square foot facility in close proximity to our corporate offices. Our information technology division is housed in a 50,000 square foot facility in Agoura Hills, CA.

The financial commitments of our leases are immaterial to the scope of our operations.

Item 3.    Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings, arising in the ordinary course of business. As of December 31, 2016, we were not involved in any material legal actions, claims or proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of Class A common stock are listed on the New York Stock Exchange (Symbol: PFSI). As of March 2, 2017, our shares of Class A common stock were held by 3,466 holders of record. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our shares of Class A common stock:

	For the year ended December 31, 2016
			Cash
	Stock price		dividends
Period Ended	High	Low	declared
March 31, 2016	$15.38	$10.48	$—
June 30, 2016	$14.43	$10.96	$—
September 30, 2016	$18.13	$11.47	$—
December 31, 2016	$19.35	$15.73	$—

	For the year ended December 31, 2015
			Cash
	Stock price		dividends
Period Ended	High	Low	declared
March 31, 2015	$18.98	$16.50	$—
June 30, 2015	$19.69	$16.86	$—
September 30, 2015	$18.56	$15.90	$—
December 31, 2015	$17.25	$15.19	$—

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2016.

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

The following table provides information as of December 31, 2016 concerning our shares of Class A common stock authorized for issuance under our equity incentive plan.

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights (3)	column (a)) (4)
Equity compensation plans approved by security holders (1)	5,594,769	$15.81	19,956,098
Equity compensation plans not approved by security holders (2)	—	—	—
Total	5,594,769	$15.81	19,956,098

(1)	Represents our 2013 Equity Incentive Plan.

(2)	We do not have any equity plans that have not been approved by our stockholders.

(3)

The weighted average exercise price set forth in this column relates only to 2,738,276 stock options outstanding under our 2013 Equity Incentive Plan. The remaining securities included in column (a) of this table are performance‑based restricted stock units and time‑based restricted stock units, for which no exercise price applies.

(4)

This number includes a specific pool of 17,977,169 shares of common stock authorized for issuance upon the future exchange of outstanding Class A units of PennyMac that were originally issued pursuant to compensatory arrangements. It also includes a general pool of 1,978,929 shares of common stock authorized for future awards (excluding securities reflected in column (a)). This general pool initially consisted of 3,906,433 shares of common stock authorized under the 2013 Equity Incentive Plan for future awards, and has been, and will continue to be, increased pursuant to the terms of the 2013 Equity Incentive Plan on January 1st of each calendar year by an amount equal to the lesser of (i) 1.75% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (ii) 1,322,024 shares, and (iii) any lower amount determined by our board of directors. The annual increase to this general pool on January 1, 2016 pursuant to the foregoing formula was 1,322,024.

Item 6.  Selected Financial Data

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us. The condensed consolidated statements of income data for the years ended December 31, 2016, 2015 and 2014 and the condensed consolidated balance sheets data at December 31, 2016, and 2015 have been derived from our audited financial statements included elsewhere in this Report. The condensed consolidated statements of income data for the years ended December 31, 2013 and 2012 and the condensed consolidated balance sheets data at December 31, 2014, 2013 and 2012 have been derived from our Company’s audited consolidated financial statements that are not included in this Report.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Condensed Consolidated Statements of Income:
Revenues
Net gains on mortgage loans held for sale	$531,780	$320,715	$167,024	$138,013	$118,170
Loan origination fees	125,534	91,520	41,576	23,575	9,634
Fulfillment fees from PennyMac Mortgage Investment Trust	86,465	58,607	48,719	79,712	62,906
Net mortgage loan servicing fees	185,466	229,543	216,919	90,010	40,105
Management fees and Carried Interest	23,726	30,865	48,664	53,749	32,272
Net interest expense	(25,079)	(19,382)	(9,486)	(1,041)	(1,525)
Other	3,995	1,242	4,861	2,541	3,524
Total net revenue	931,887	713,110	518,277	386,559	265,086

Expenses
Compensation	342,153	274,262	190,707	148,576	124,014
Servicing	85,857	68,085	48,430	7,028	3,642
Other	120,794	91,570	56,107	48,829	19,107
Total expenses	548,804	433,917	295,244	204,433	146,763
Income before provision for income taxes	383,083	279,193	223,033	182,126	118,323
Provision for income taxes	46,103	31,635	26,722	9,961	—
Net income	336,980	247,558	196,311	172,165	$118,323
Less: Net income attributable to noncontrolling interest	270,901	200,330	159,469	157,765
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$66,079	$47,228	$36,842	$14,400

Condensed Consolidated Balance Sheets:
Assets
Mortgage loans held for sale at fair value	$2,172,815	$1,101,204	$1,147,884	$531,004	$448,384
Mortgage servicing rights	1,627,672	1,411,935	730,828	483,664	108,975
Carried Interest due from Investment Funds	70,906	69,926	67,298	61,142	47,723
Servicing advances	348,306	299,354	228,630	154,328	93,152
Other	914,203	622,875	332,046	354,337	133,929
Total assets	$5,133,902	$3,505,294	$2,506,686	$1,584,475	$832,163

Liabilities and stockholders' equity
Assets sold under agreements to repurchase	$1,735,114	$1,166,731	$822,252	$471,592	$393,534
Mortgage loan participation and sale agreements	671,426	234,872	143,568	—	—
Notes payable	150,942	61,136	146,855	52,154	53,013
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	288,669	412,425	191,166	138,723	—
Other	888,395	567,780	395,579	292,802	123,866
Total liabilities	3,734,546	2,442,944	1,699,420	955,271	570,413
Stockholders' equity	1,399,356	1,062,350	807,266	629,204	261,750
Total liabilities and stockholders' equity	$5,133,902	$3,505,294	$2,506,686	$1,584,475	$832,163

Earnings Per Share of Common Stock (1):
Basic	$2.98	$2.17	$1.73	$0.83
Diluted	$2.94	$2.17	$1.73	$0.82
Year end Share:
Book value per share	$15.49	$12.32	$9.92	$8.04
Share price	$16.65	$15.36	$17.30	$17.55

(1)	After we completed our IPO on May 14, 2013, the earnings per share of common stock calculation became applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow, albeit at a modest pace, as reflected in recent economic data. During 2016, U.S. real gross domestic product expanded at an annual rate of 1.9% compared to 0.9% for 2015. The national seasonally adjusted unemployment rate was 4.7% at December 31, 2016, 5.0% at December 31, 2015 and 5.6% at December 31, 2014. Delinquency rates on residential real estate loans remain somewhat elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the third quarter of 2016, the delinquency rate on residential real estate loans held by commercial banks was 4.3%, a reduction from 5.2% during the fourth quarter of 2015.

Residential real estate activity remains strong. The seasonally adjusted annual rate of existing home sales for December 2016 was 1.5% higher than for December 2015, and the national median existing home price for all housing types was $233,500, a 3.8% increase from December 2015 (Source: National Association of Realtors®). On a national level, foreclosure filings during 2016 decreased by 14% as compared to 2015. However, foreclosure activity is expected to remain above historical average levels through 2017 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Following the U.S. presidential election, an increase in Treasury yields led to an increase in mortgage loan interest rates. In addition, the Federal Open Market Committee (FOMC) of the Federal Reserve announced a 25 basis point increase in the target range for the federal funds rate at the December 2016 meeting. Thirty-year fixed mortgage interest rates ranged from a low of 3.41% to a high of 4.32% during 2016, while during 2015 thirty-year fixed mortgage interest rates ranged from a low of 3.59% to a high of 4.09% (Source: Freddie Mac’s Weekly Primary Mortgage Market Survey).

Mortgage lenders originated an estimated $1.9 trillion of home loans during 2016, up 12% from 2015. Total mortgage originations are forecast to be lower in 2017 versus 2016, with current industry estimates for 2017 averaging $1.5 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

We believe there is long-term market opportunity for the production of non-Agency jumbo mortgage loans. However, most new jumbo mortgage loans are either being originated or purchased by banks, and the current market for jumbo mortgage loan securitizations is limited, as evidenced by weak demand and inconsistent pricing observed during 2015 and 2016. Prime jumbo MBS securitizations totaled $4 billion in UPB during 2016, a decrease from $11 billion in 2015. During the year ended December 31, 2016, we produced approximately $14 million in UPB of jumbo loans compared to $124 million in UPB of jumbo loans produced during the year ended December 31, 2015.

In our capacity as an investment manager, we expect to see a continued supply of distressed whole loans; however, we believe the pricing for recent transactions has been less attractive for buyers. We are transitioning PMT’s portfolio away from distressed whole loans to correspondent-related investments such as CRT and MSRs, and we continue to monitor the market to assess optimal resolution opportunities for distressed portfolio investments held by the Advised Entities.

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

Fair Value

We group assets measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

		December 31, 2016
			Percentage of
Level/Description		Carrying value of assets measured	Total assets	Total stockholders' equity
		(in thousands)
Level 1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$90,504	2%	6%
Level 2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us. These may include quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk and others.	2,235,924	44%	160%
Level 3:	Prices determined using significant unobservable inputs. In situations where observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the year), unobservable inputs may be used. Unobservable inputs reflect our assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	1,742,209	34%	125%
Total assets measured at or based on fair value (1)		$4,068,637	79%	291%
Total assets		$5,133,902
Total stockholders' equity		$1,399,356

(1)

Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset or liability and whether we have elected to carry the item at its fair value.

As shown above, our consolidated balance sheet is substantially comprised of assets and liabilities that are measured at or based on their fair values. At December 31, 2016, $2.9 billion or 57% of our total assets were carried at fair value and $1.1 billion or 22% were carried based on their fair values (comprised of certain of our MSRs and real estate acquired in settlement of loans (“REO”) properties, which are carried at the lower of amortized cost or fair value). Of these assets carried at or based on fair value, $1.7 billion or 34% are measured using “Level 3” fair value inputs – significant inputs that are difficult to observe due to the illiquidity of the markets in which the assets are traded and the difficulty in observing the inputs used by market participants in establishing fair value.  Changes in inputs to measurement of these assets can have a significant effect on the amounts reported for these items including their reported balances and their effects on our results of operations.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, we are required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these assets and liabilities. Likewise, due to the general illiquidity of some of these assets and liabilities, subsequent transactions may be at values significantly different from those reported.

Because the fair value of “Level 3” fair value assets and liabilities are difficult to estimate, our process includes performance of these items’ fair value estimation by specialized staff and significant senior management oversight. We have assigned the responsibility for estimating the fair values of non- interest rate lock commitment (“IRLC”) “Level 3”

fair value assets and liabilities to our Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring these items and maintenance of our valuation policies and procedures for non-IRLC assets and liabilities. The FAV group submits the results of its valuations to our senior management valuation committee, which oversees and approves the valuations. During 2016, our senior management valuation committee included our chief executive, financial, operating, business development, risk and asset/liability management officers.

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

•

We categorize mortgage loans that are saleable into active markets as “Level 2” fair value assets. At December 31, 2016, we held $2.1 billion of such mortgage loans at fair value that we estimated using their quoted market price or market price equivalent.

•	We categorize mortgage loans that are not saleable into active markets as “Level 3” fair value assets. “Level 3” fair value mortgage loans arise primarily from two sources:

-

We may purchase certain delinquent government guaranteed or insured mortgage loans from Ginnie Mae guaranteed pools in our mortgage loan servicing portfolio. Our right to purchase such mortgage loans arises as the result of the borrower’s failure to make payments for three consecutive months preceding the month that we repurchase the mortgage loan and provides an alternative to our obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. To the extent such loans (“early buyout loans” or “EBO”) have not become saleable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms, we measure such mortgage loans using “Level 3” fair value inputs.

-

Certain of our mortgage loans may become non-saleable into active markets due to our identification of one or more defects. Because such mortgage loans are generally not saleable into active mortgage markets, we classify them as “Level 3” fair value assets.

At December 31, 2016, we held $47.3 million of “Level 3” fair value mortgage loans.

The significant unobservable inputs used in the fair value measurement of our “Level 3” fair value mortgage loans held for sale are discount rates, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement.

Interest Rate Lock Commitments

Our net gains on mortgage loans held for sale includes our estimates of the gains or losses we expect to realize upon the sale of mortgage loans we have contractually committed to fund or purchase but have not yet funded, purchased or sold. We recognize a substantial portion of our net gains on mortgage loans held for sale at fair value before we fund or purchase the mortgage loan as the result of these commitments. We call these commitments IRLCs. We recognize the fair value of IRLCs at the time we make the commitment to the correspondent seller or mortgage loan applicant and adjust the fair value of such IRLCs as the mortgage loan approaches the point of funding or purchase or the prospective transaction is canceled.

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of an IRLC is transferred to the fair value of mortgage loans held for sale at fair value when the mortgage loan is funded or purchased. At December 31, 2016, we held $65.8 million of IRLC assets at fair value.

An active, observable market for IRLCs does not exist. Therefore, we measure the fair value of IRLCs using methods we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on observable Agency MBS prices, our estimates of the fair value of the MSRs we expect to receive in the sale of the mortgage loans and the probability that we will fund or purchase the mortgage loan (the “pull-through rate”).

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Our estimate of the probability that a mortgage loan will be funded and market interest rates are updated as the mortgage loans move through the funding process and as mortgage market interest rates change and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gains on mortgage loans held for sale at fair value in the period of the change. The financial effects of changes in these inputs are generally inversely correlated. Increasing mortgage interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component, which has decreased in fair value.

A shift in our assessment of an input to the valuation of IRLCs can have a significant effect on the amount of Net gains on sale of mortgage loans held for sale for the period. We believe that the most significant “Level 3” fair value input to the measurement of IRLCs is the pull-through rate. Following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs:

Shift in input	Effect on fair value of IRLC of a change in pull-through rate
(in thousands)
5%	$3,183
10%	$6,073
20%	$11,218
(5)%	$(3,864)
(10)%	$(7,728)
(20)%	$(15,456)

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

Mortgage Servicing Rights and Mortgage Servicing Liabilities (“MSLs”)

MSRs and MSLs represent the value assigned to a contract that obligates us to service the mortgage loans on behalf of the owner of the mortgage loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We initially recognize MSRs at our estimate of the fair value of the contract to service the loans. At December 31, 2016, we held $1.6 billion of carrying value of MSRs net of MSLs.

As economic fundamentals influencing the underlying mortgage loans change, our estimate of the fair value of the related MSR or MSL we hold will also change. As a result, we will record changes in fair value for the MSRs and MSLs we carry at fair value, and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the MSR’s fair value to its carrying value at the measurement date.  These fair value changes will be recognized as a component of Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities.

After the initial recognition of MSRs and MSLs, we account for such assets based on the class of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; originated MSRs backed by mortgage loans with initial interest rates of more than 4.5%; and purchased MSRs. We account for originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% and purchased MSRs are accounted for at fair value with changes in fair value recorded in current period income. MSLs are accounted for at fair value with changes in fair value recorded in current period income.

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

We also evaluate MSRs accounted for using the amortization method for impairment with reference to the assets’ fair value at the measurement date. Impairment occurs when the current fair value of the MSR falls below the asset’s amortized cost. If MSRs are impaired, the impairment is recognized in current period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the fair value of impaired MSRs subsequently increases, we recognize the increase in fair value in current period income and, through a reduction in the valuation allowance, adjust the carrying value of the MSRs to a level not in excess of amortized cost.

When evaluating MSRs for impairment, we stratify the assets by predominant fair value risk characteristic including loan type (fixed-rate or adjustable-rate) and note interest rate. We stratify fixed-rate mortgage loans into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates of less than or equal to 3.0%. We evaluate adjustable-rate mortgage loans with initial interest rates of 4.5% or less in a single pool. Amortization and impairment of MSRs accounted for using the amortization method are included in current period income as a component of Net mortgage loan servicing fees. During the year ended December 31, 2016, we recognized $60.5 million in impairment of MSRs accounted for using the amortization method.

We periodically review the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When we conclude that recovery of the value is unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance. During the year ended December 31, 2016, we recognized $12.8 million in write-downs of MSRs.

MSRs and MSLs Accounted for at Fair Value

We include changes in fair value of MSRs and MSLs accounted for at fair value in current period income as a component of Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities. During the year ended December 31, 2016, we recognized a $146.0 million net reduction in fair value of MSRs and MSLs accounted for at fair value.

A shift in the market for MSRs and MSLs or a change in our assessment of an input to the valuation of MSRs and MSLs can have a significant effect on their fair value and in our income for the period. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs and MSLs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing.

Following is a summary of the effect on fair value of MSRs  (which totaled $1.6 billion at December 31, 2016) of various changes to these key inputs:

	Effect on fair value of MSRs of a change in input value
Shift in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
5%	$(31,479)	$(25,454)	$(14,502)
10%	$(61,761)	$(50,086)	$(29,006)
20%	$(118,980)	$(97,046)	$(58,012)
(5)%	$32,744	$26,318	$14,502
(10)%	$66,826	$53,545	$29,006
(20)%	$139,320	$110,928	$58,012

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

Excess Servicing Spread

We finance a portion of the cost of Agency MSRs that we purchase from non-affiliate sellers through the sale to PMT of the servicing spread in excess of the level specified in the sale agreement. We carry our excess servicing spread financing (“ESS”) at fair value. At December 31, 2016, we carried $288.7 million of fair value of ESS.

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

A shift in the market for ESS or a change in our assessment of an input to the valuation of ESS can have a significant effect on the fair value of ESS and in our income for the period. However, we believe that this change will be offset to a great extent by a change in the fair value of the MSRs that the ESS is financing. We record changes in the fair value of excess servicing spread in Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities. During the year ended December 31, 2016, we recorded $23.9 million of net reduction in fair value of ESS.

We believe that the most significant “Level 3” fair value inputs to the valuation of ESS are the pricing spread (discount rate) and prepayment speed. Following is a summary of the effect on fair value of various changes to these inputs:

	Effect on excess servicing spread of a change in input value
Shift in input	Pricing spread	Prepayment speed
	(in thousands)
5%	$(2,748)	$(6,386)
10%	$(5,445)	$(12,516)
20%	$(10,691)	$(24,067)
(5)%	$2,800	$6,657
(10)%	$5,654	$13,602
(20)%	$11,529	$28,430

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

Critical Accounting Policy Not Based on Fair Value- Liability for Losses Under Representations and Warranties

We record a provision for losses relating to our representations and warranties as part of our mortgage loan sale transactions. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future default and mortgage loan repurchase rates, the potential severity of loss in the event of default and, if applicable, the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time loans are sold and periodically update our liability estimate.  At December 31, 2016, the balance of our liability for losses under representations and warranties totaled $19.1 million.

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

As economic fundamentals change, as purchaser and insurer evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent sellers, the level of repurchase activity and ensuing losses will change. As a result of these changes, we may be required to adjust the estimate of our liability for representations and warranties. Such an adjustment may be material to our financial condition and results of operations. During the year ended December 31, 2016, we recorded reductions to our previously recorded representations and warranties liability amounts totaling $7.7 million.

Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Subtopic 606)(“ASU 2014-09”), which supersedes the guidance in the revenue recognition topic of its Accounting Standards Codification (the “ASC”). ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries with certain scope exceptions including financial instruments, leases, and guarantees. ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.

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

The FASB has issued several amendments to ASU 2014-09, including:

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

•

In December 2016, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers. The amendments to this update affect narrow aspects of the guidance issued in ASU 2014-09. The amendments remove certain items under its scope and clarify application of certain principles. The amendments address loan guarantee fees, contracts costs impairment testing, provisions for losses on construction, insurance contracts, disclosure of remaining performance obligations, contract modifications, contract asset versus receivable, refund liability, advertising cost, fixed-odds wagering contracts in the casino industry and cost capitalization for advisor to private funds and public funds.

The Company expects that upon adoption, the guidance currently applied by the Company to its Carried Interest may be affected. The Company’s Carried Interest arrangements with the Investment Funds represent capital allocations to PFSI. The Company is currently evaluating whether the nature and substance of its Carried Interest arrangements are within the scope of ASU 2014-09, or whether such Carried Interest should be accounted for under the equity method of accounting under the Investments – Equity Method and Joint Ventures topic of the ASC.

If the Company concludes the Carried Interest should be accounted for under the equity method of accounting, Carried Interest would be accounted for as a financial instrument and the amount recognized by the Company would not change significantly.  The Company is still determining the potential additional effects of ASU 2014-09 on its financial statements for other arrangements that may be within the scope of ASU 2014-09.

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

If management concludes that there is “substantial doubt” about the entity’s ability to continue as a going concern, it must disclose the principal conditions or events causing substantial doubt to be raised, management’s evaluation of the conditions and management’s plans. If substantial doubt is not alleviated as a result of management’s plans, the company is required to include a statement that there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 also requires an entity to disclose how the substantial doubt was resolved in the period that substantial doubt no longer exists.

ASU 2014-15 is effective for the annual period ending December 31, 2016. The adoption of ASU 2014-15 did not have an effect on the financial statements of the Company.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are Variable Interest Entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU 2015-02 effective January 1, 2016. The adoption of ASU 2015-02 had no effect on the Company’s consolidated financial statements.

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

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income is permitted and can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. The Company does not expect the adoption of ASU 2016-01to have a significant effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors) and supersedes previous leasing standards. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. As shown in Note 24 - Commitments and Contingencies, the Company had approximately $100.8 million in future minimum lease payment commitments as of December 31, 2016. Were the Company to adopt ASU 2016-02 as of December 31, 2016, it would be required to recognize a right-of-use asset and a corresponding liability based on the present value of such obligation as of December 31, 2016. The Company does not expect to recognize a significant cumulative effect adjustment to its stockholders’ equity as a result of adopting ASU 2016-02.

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

•

Changes the requirement to estimate the number of awards that are expected to vest. Under ASU 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest as presently required or account for forfeitures when they occur.

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

ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company does not expect the adoption of ASU 2016-09 to have a significant effect on its stock-based compensation expense or on previously recognized paid-in capital relating to such expense.

Results of Operations

Our results of operations are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Revenues:
Net gains on mortgage loans held for sale at fair value	$531,780	$320,715	$167,024
Mortgage loan origination fees	125,534	91,520	41,576
Fulfillment fees from PennyMac Mortgage Investment Trust	86,465	58,607	48,719
Net mortgage loan servicing fees	185,466	229,543	216,919
Management fees & Carried Interest	23,726	30,865	48,664
Net interest expense	(25,079)	(19,382)	(9,486)
Other	3,995	1,242	4,861
Total net revenue	931,887	713,110	518,277
Expenses	548,804	433,917	295,244
Provision for income taxes	46,103	31,635	26,722
Net income	$336,980	$247,558	$196,311

Income before provision for income taxes by segment:
Mortgage banking:
Production	$416,096	$271,869	$135,619
Servicing	(36,099)	1,297	65,925
Total mortgage banking	379,997	273,166	201,544
Investment management	2,486	7,722	20,111
Non-segment activities (1)	600	(1,695)	1,378
	$383,083	$279,193	$223,033
During the period:
Interest rate lock commitments issued	$52,648,017	$39,432,317	$19,589,704
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$42,051,505	$31,490,920	$16,431,338
Mortgage loans originated through consumer direct channel	6,491,107	4,143,239	1,952,505
	$48,542,612	$35,634,159	$18,383,843
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$23,188,386	$14,014,603	$11,476,448

Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$129,177,106	$110,602,704	$64,690,613
Mortgage servicing liabilities	2,074,896	806,897	478,581
Mortgage loans held for sale	2,101,283	1,052,485	1,100,910
	133,353,285	112,462,086	66,270,104
Subserviced for Advised Entities	60,886,717	47,810,632	39,709,945
	$194,240,002	$160,272,718	$105,980,049
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,351,114	$1,496,113	$1,578,172
Investment Funds	197,550	231,745	424,182
	$1,548,664	$1,727,858	$2,002,354

(1)	Primarily represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.

Comparison of the years ended December 31, 2016, 2015 and 2014

During the year ended December 31, 2016, we recorded net income of $337.0 million, an increase of $89.4 million, or 36%, from 2015. Our net income in 2016 reflects net gains on mortgage loans held for sale at fair value of $531.8 million, an increase of $211.1 million, or 66%, from 2015 resulting from a 44% increase in our loan production. This growth was supplemented by an increase of $34.0 million, or 37%, in mortgage loan origination fees. These revenue increases were partially offset by a decrease of $44.1 million in net mortgage loan servicing fees, primarily reflecting an increase in amortization, impairment and change in fair value of MSRs due to low mortgage rates through most of the year leading to higher actual and expected prepayment activity in the future, and an increased risk premium for government servicing assets.

During the year ended December 31, 2015, we recorded net income of $247.6 million, an increase of $51.2 million or 26% from 2014. Our net income in 2015 reflects net gains on mortgage loans held for sale at fair value of $320.7 million, an increase of $153.7 million, or 92%, from 2014, reflecting a 94% increase in our loan production. This growth was supplemented by an increase of $49.9 million, or 120%, in mortgage loan origination fees. These revenue increases were partially offset by a decrease in management fees and Carried Interest of $17.8 million and increased expenses incurred to accommodate the growth of our mortgage banking segments.

Net gains on mortgage loans held for sale at fair value

During the year ended December 31, 2016, we recognized net gains on mortgage loans held for sale at fair value totaling $531.8 million, compared to $320.7 million and $167.0 million during the years ended December 31, 2015 and 2014, respectively.

The increases in net gains on mortgage loans held for sale at fair value in 2016 and 2015 were primarily due to growth in the volume of mortgage loans that we purchased or originated and subsequently sold. Our net gains on mortgage loans held for sale include both cash and non-cash elements. We receive proceeds on sale that include both cash and MSRs. The net gain for the years ended December 31, 2016, 2015 and 2014 included $562.5 million, $452.4 million and $207.9 million, respectively, in fair value of MSRs received as part of proceeds on sales, net of mortgage servicing liabilities incurred. We also recognize a liability for our estimate of the losses we expect to incur in the future as a result of claims against us in connection with the representations and warranties that we made in the loan sales transactions. The net gain for the years ended December 31, 2016, 2015 and 2014, included net (reversals) provisions for losses relating to representations and warranties of ($582,000), $7.5 million and $5.3 million, respectively.

Our net gains on mortgage loans held for sale are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
From non affiliates:
Cash (loss) gain:
Mortgage loans	$(62,283)	$(82,709)	$43,665
Hedging activities	10,275	(47,150)	(90,507)
	(52,008)	(129,859)	(46,842)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales, net	562,540	452,411	207,885
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(7,090)	(7,512)	(5,291)
Reduction in liability due to change in estimate	7,672	—	—
Change in fair value of mortgage loans and derivative financial instruments outstanding at year end:
Interest rate lock commitments	15,618	11,372	25,640
Mortgage loans	2,796	3,949	12,733
Hedging derivatives	10,344	(1,810)	(19,264)
	539,872	328,551	174,861
From PennyMac Mortgage Investment Trust - Recapture payable	(8,092)	(7,836)	(7,837)
	$531,780	$320,715	$167,024
During the year:
Unpaid principal balance of mortgage loans sold	$47,410,115	$35,111,710	$17,928,780
Interest rate lock commitments issued:
Conventional mortgage loans	$3,146,908	$7,001,938	$1,341,492
Government-insured or guaranteed mortgage loans	49,501,109	32,430,379	18,248,212
	$52,648,017	$39,432,317	$19,589,704
Year end:
Mortgage loans held for sale at fair value	$2,172,815	$1,101,204	$1,147,884
Commitments to fund and purchase mortgage loans	$4,279,611	$3,487,366	$1,765,597

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

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the purchaser or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent originators that sold such mortgage loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent seller.

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, mortgage loan repurchase rates, the severity of loss in the event of defaults, if applicable, and the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time mortgage loans are sold and review our liability estimate on a periodic basis.

During the years ended December 31, 2016, 2015 and 2014, we recorded net provisions for (reversals of) losses under representations and warranties totaling ($582,000), $7.5 million and $5.3 million, respectively. The reversal recognized during 2016 was comprised of a provision for losses related to current year sales totaling $7.1 million offset by a $7.7 million reduction relating to mortgage loans sold in prior periods. We recorded this reversal due to our losses continuing to be realized at lower-than-anticipated levels due in part to the high rate of refinancing activity resulting from the historically low interest rates over recent years. The increase in 2015 over 2014 was primarily due to an increase in the volume of mortgage loan sales activity during 2015 as compared to 2014.

Following is a summary of mortgage loan repurchase activity and the unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
During the year:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$3,470	$1,521	$80
New indemnifications	3,063	2,311	1,441
Less:
Indemnified mortgage loans repurchased	—	—	—
Indemnified mortgage loans repaid or refinanced	934	362	—
Mortgage loans indemnified by PFSI at end of period	$5,599	$3,470	$1,521
Repurchase activity
Total mortgage loans repurchased by PFSI	$19,248	$21,723	$2,742
Less:
Mortgage loans repurchased by correspondent lenders	12,625	17,538	2,451
Mortgage loans repaid by borrowers or resold with defects resolved	4,793	3,118	138
Net mortgage loans repurchased by PFSI with losses chargeable to liability for representations and warranties	$1,830	$1,067	$153
Net losses charged to liability for representations and warranties	$962	$160	$155

Year end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$90,650,605	$60,687,246	37,014,687
Liability for representations and warranties	$19,067	$20,611	13,259

During the year ended December 31, 2016, we repurchased mortgage loans with unpaid principal balances totaling $19.2 million and charged $962,000 in incurred losses relating to repurchases against our liability for representations and warranties. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and as previously sold mortgage loans outstanding continue to season, we expect the level of repurchase and loss activity to increase.

Other Mortgage Loan Production-Related Revenues

Loan origination fees increased $34.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to an increase in the volume of mortgage loans we produced.

During the year ended December 31, 2015, loan origination fees increased $49.9 million to $91.5 million. The increase was primarily due to an increase in the volume of mortgage loans we produced compounded by increases in certain fees we charge in our loan production activities.

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of mortgage loans. The fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. The fulfillment fees increased $27.9 million in 2016, compared to 2015, due to an increase in the volume of mortgage loans we fulfilled in 2016 compared to 2015, partially offset by reductions in fulfillment fee rates pursuant to an amendment to our mortgage banking services agreement with PMT and discretionary reductions in fees relating to mortgage loan sales prior to the date of the amendment to the agreement. Fulfillment fees increased $9.9 million in 2015, compared to 2014, due to increases in the volume of mortgage loans we fulfilled in 2015 as compared to 2014, partially offset by contractual discretionary reductions in fulfillment fees made to facilitate certain transactions.

Summarized below are our fulfillment fees:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Fulfillment fee revenue	$86,465	$58,607	$48,719
Unpaid principal balance of mortgage loans fulfilled	$23,188,386	$14,014,603	$11,476,448
Average fulfillment fee rate (in basis points)	37	42	42

Net mortgage loan servicing fees

Our net mortgage loan servicing fees are summarized below.

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$385,633	$290,474	$173,005
From PennyMac Mortgage Investment Trust	50,615	46,423	52,522
From Investment Funds	2,583	2,636	6,425
Ancillary and other fees	46,910	43,139	26,469
	485,741	382,672	258,421
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread financing	(300,275)	(153,129)	(41,502)
Net mortgage loan servicing fees	$185,466	$229,543	$216,919
Average mortgage loan servicing portfolio	$177,676,686	$135,177,080	$91,887,504

Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Amortization of mortgage servicing rights carried at lower of amortized cost or fair value and realization of cash flows of mortgage servicing rights carried at fair value	$(204,608)	$(134,790)	$(68,996)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities carried at fair value and provision for impairment of mortgage servicing rights carried at lower of amortized cost or fair value	(145,995)	(14,432)	(28,009)
Change in fair value of excess servicing spread	23,923	3,810	28,663
Hedging results	26,405	(7,717)	26,840
Total fair value adjustments, net of hedging results	(95,667)	(18,339)	27,494
Total amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	$(300,275)	$(153,129)	$(41,502)
Average mortgage servicing rights balances:
Carried at lower of amortized cost or fair value	$839,289	$553,395	$321,049
Carried at fair value	557,595	527,134	277,313
	$1,396,884	$1,080,529	$598,362
Mortgage servicing rights at year end:
Carried at lower of amortized cost or fair value	$1,111,747	$751,688	$405,445
Carried at fair value	515,925	660,247	325,383
	$1,627,672	$1,411,935	$730,828

Following is a summary of our mortgage loan servicing portfolio:

	December 31,
	2016	2015
	(unpaid principal balance-in thousands)
Mortgage loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$89,516,155	$59,880,349
Acquired	39,660,951	50,722,355
	129,177,106	110,602,704
Mortgage servicing liabilities	2,074,896	806,897
Mortgage loans held for sale	2,101,283	1,052,485
	133,353,285	112,462,086
Subserviced for Advised Entities	58,327,748	43,963,378
Total prime servicing	191,681,033	156,425,464
Special servicing–Subserviced for Advised Entities	2,558,969	3,847,254
Total mortgage loans serviced	$194,240,002	$160,272,718

During the year ended December 31, 2016, net mortgage loan servicing fees decreased $44.1 million, or 19%, when compared to the year ended December 31, 2015. The decrease during the year was due to an increase of $147.1 million, or 96%, in MSR amortization and MSR, MSL and ESS valuation adjustments reflecting the effects of the historically low interest rate environment that prevailed during 2016 compounded by the growth in our investment in MSRs. The low interest rate environment encouraged borrower-refinancing activities, which negatively affected MSR fair values and the expected lives of the mortgage loans underlying such MSRs. Additionally, the risk premium demanded by market participants for government servicing assets increased during the year, which also negatively affected MSR fair values. The negative effect was partially offset by an increase of $103.1 million, or 27%, in mortgage loan servicing fee revenue due to an increase in our average MSR portfolio of $42.5 billion, or 31%, in 2016 compared to 2015. The increase in our average MSR portfolio reflects the growth in our mortgage loan production and sales.

During the year ended December 31, 2015, net mortgage loan servicing fees increased $12.6 million, or 6%, when compared to the year ended December 31, 2014. The increase during the year was due to:

•

an increase of $117.5 million in mortgage loan servicing fees from non-affiliates resulting from growth in our portfolio of loans serviced due to purchases of MSRs supplemented with the ongoing sales of mortgage loans with servicing rights retained;

•	a decrease of $9.9 million in mortgage loan servicing fees from our Advised Entities primarily due to nonrecurrence of certain activity-based fees;

•	an increase of $16.7 million in ancillary fees due to growth in the portfolio of mortgage loans serviced; and

•

an increase of $111.6 million in amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread primarily due to increased amortization and negative changes in total fair value adjustments of MSRs and ESS, net of hedging results.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management	$20,657	$22,851	$23,330
Performance incentive	—	1,343	11,705
	20,657	24,194	35,035
Investment Funds	2,089	4,043	7,473
Total management fees	22,746	28,237	42,508
Carried Interest	980	2,628	6,156
Total management fees and Carried Interest	$23,726	$30,865	$48,664

Net assets of Advised Entities at year end:
PennyMac Mortgage Investment Trust	$1,351,114	$1,496,113	$1,578,172
Investment Funds	197,550	231,745	424,182
	$1,548,664	$1,727,858	$2,002,354

Management fees from PMT decreased by $3.5 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily reflecting the reduction in PMT’s shareholder’s equity upon which its management fees are based.

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

Management fees from the Investment Funds decreased $2.0 million and $3.4 million for the years ended December 31, 2016 and December 31, 2015, respectively, compared to the years ended December 31, 2015 and December 31, 2014. The reduction of management fees was anticipated and is due to the continued decrease in the Investment Funds’ net asset value as the Investment Funds continue their distributions from their liquidating portfolios following the end of the funds’ investment period on December 31, 2011.

Carried Interest income from the Investment Funds decreased $1.6 million and $3.5 million for the years ended December 31, 2016 and December 31, 2015 compared to the years ended December 31, 2015 and December 31, 2014, respectively. Appreciation returns have decreased due to changes in observed market demand for similar assets, to less than anticipated residual proceeds on liquidated assets and to a shrinking investment base on which returns are generated.

Other revenues

Net interest expense increased $5.7 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 and $9.9 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to growth in financing of our investments in non-interest earning assets — primarily MSRs which are financed in part with ESS sales.

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Dividends received from PennyMac Mortgage Investment Trust	$141	$207	$134
Change in fair value of investment in PennyMac Mortgage Investment Trust	83	(437)	(140)
Dividends received and change in fair value	$224	$(230)	$(6)
Fair value of PennyMac Mortgage Investment Trust shares at year end	$1,228	$1,145	$1,582

Change in fair value of investment in and dividends received from PMT increased $454,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015 and decreased $224,000 during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to changes in the fair value of our investment in PMT. We held 75,000 common shares of PMT during each of the years ended December 31, 2016, 2015 and 2014.

Expenses

Compensation

Our compensation expense is summarized below:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)

Salaries and wages	$211,238	$166,166	$118,428
Incentive compensation	78,241	61,216	41,937
Taxes and benefits	36,169	29,359	20,011
Stock and unit-based compensation	16,505	17,521	10,331
	$342,153	$274,262	$190,707
Head count:
Average	2,745	2,239	1,581
Year end	3,038	2,509	1,816

Compensation expense increased $67.9 million, or 25%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in compensation was in continuing support of the growth in our mortgage banking activities. Incentive compensation increased primarily due to an increase in production-related incentives, arising from growth in our mortgage loan production and, to a lesser extent, increased discretionary bonuses due to increased profitability in 2016 compared to 2015.

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

Servicing

Servicing expense increased $17.8 million and $19.7 million in the years ended December 31, 2016 and 2015 compared to the year ended December 31, 2015 and, 2014, respectively. The increases were due to growth in our government-insured or guaranteed mortgage servicing portfolio, which includes mortgage loans that are subject to nonreimbursable servicing advance losses, and to the EBO program to purchase defaulted mortgage loans out of seasoned Ginnie Mae pools. The EBO program reduces the ultimate cost of servicing such mortgage loan pools but accelerates loss recognition when the mortgage loans are purchased. The EBO program reduces the ongoing cost of servicing defaulted mortgage loans subject to Ginnie Mae MBS when we purchase and either sell the defaulted loans or finance them with debt at interest rates below the Ginnie Mae MBS pass-through rates.

During the year ended December 31, 2016, we purchased $1.6 billion in UPB of EBOs as compared to $883.6 million for the year ended December 31, 2015 and $592.7 million for the year ended December 31, 2014, producing current period expense as accumulated non-reimbursable interest advances, net of interest receivable from the mortgage loans’ insurer or guarantor at the debenture rate of interest applicable to the respective mortgage loans, are charged to servicing expense when the mortgage loans are purchased from the Ginnie Mae pools.

Technology

Technology expense increased $10.2 million and $9.7 million in the years ended December 31, 2016 and 2015 compared to the years ended December 31, 2015 and 2014, respectively. The increase was primarily due to growth in loan servicing operations and continued investment in loan production and servicing infrastructure.

Loan origination

Loan origination expenses increased $5.1million and $7.8 million during 2016 and 2015, as compared to the prior year, respectively. The increases in loan origination expenses during 2016 and 2015 were primarily due to growth in the volume of loan origination activities.

Professional services and other expenses

Professional service expenses increased $2.6 million and $4.4 million during 2016 and 2015, as compared to the prior year, respectively. Other expenses increased $11.3 million and $13.5 million during 2016 and 2015, as compared to the prior year, respectively. The increases reflect the Company’s growth during both years.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT.  The expense amounts presented in our income statement are net of these allocations.  Common overhead expense amounts allocated to PMT during the years ended December 31, 2016, 2015 and 2014 are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Technology	$3,136	$4,629	$4,346
Occupancy	2,033	2,034	2,149
Depreciation and amortization	1,350	2,051	2,066
Other	1,379	2,028	1,916
Total expenses	$7,898	$10,742	$10,477

Provision for Income Taxes

For the years ended December 31, 2016, 2015 and 2014, our effective tax rates were 12.0%, 11.3% and 12.0%, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,
	2016	2015
	(in thousands)

ASSETS
Cash and short-term investments	$185,331	$151,791
Mortgage loans held for sale at fair value	2,172,815	1,101,204
Servicing advances, net	348,306	299,354
Investments in and advances to affiliates	168,863	171,426
Carried Interest due from Investment Funds	70,906	69,926
Mortgage servicing rights	1,627,672	1,411,935
Mortgage loans eligible for repurchase	382,268	166,070
Other	177,741	133,588
Total assets	$5,133,902	$3,505,294

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$2,580,906	$1,476,318
Payable to affiliates	555,052	679,548
Liability for mortgage loans eligible for repurchase	382,268	166,070
Other	216,320	121,008
Total liabilities	3,734,546	2,442,944
Stockholders' equity	1,399,356	1,062,350
Total liabilities and stockholders' equity	$5,133,902	$3,505,294

Total assets increased $1.6 billion from $3.5 billion at December 31, 2015 to $5.1 billion at December 31, 2016. The increase was primarily due to an increase of $1.1 billion in mortgage loans held for sale at fair value, an increase in mortgage loans eligible for repurchase of $216.2 million arising from the growth and seasoning of our portfolio of MSRs backed by government guaranteed and insured mortgage loans and an increase of $215.7 million of MSRs, resulting from growth in our mortgage loan production in 2016 compared to 2015.

Total liabilities increased by $1.3 billion from $2.4 billion as of December 31, 2015 to $3.7 billion as of December 31, 2016. The increase was primarily attributable to an increase in assets sold under agreements to repurchase of $568.4 million, an increase of $436.6 million in mortgage loan participation and sale agreements, an increase in liability for mortgage loans eligible for repurchase of $216.2 million and an increase of $89.8 million in notes payable, primarily to fund growth in our inventory of mortgage loans held for sale and MSRs.

Cash Flows

Our cash flows for the three years ended December 31, 2016 are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Operating	$(938,522)	$53,144	$(578,954)
Investing	(34,739)	(563,142)	6,752
Financing	967,156	539,214	617,819
Net (decrease) increase in cash	$(6,105)	$29,216	$45,617

Operating activities

Cash (used in) provided by operating activities totaled ($938.5) million, $53.1 million and ($579.0) million during the years ended December 31, 2016, 2015, and 2014 respectively. The increase in cash used in operating activities during 2016 as compared to 2015 is primarily due to an increase in mortgage loans held for sale at December 31, 2016 as compared to December 31, 2015. The increase in cash provided by operating activities in 2015 as compared to 2014 is primarily due to a decrease in mortgage loans held for sale at December 31, 2015 as compared to December 31, 2014.

Investing activities

Net cash used in investing activities was $34.7 million during 2016, a reduction from $563.1 million in 2015 due to large purchases of MSRs and advances made to PMT under a note receivable during 2015 that did not recur during 2016. Net cash provided by investing activities was $6.8 million during the year ended December 31, 2014. The net cash provided by investing activities was primarily a result of a decrease in short-term investments.

Financing activities

Net cash provided by financing activities was $967.2 million during the year ended December 31, 2016, primarily from net proceeds from sales of assets under agreements to repurchase of $569.5 million, net proceeds from issuances of mortgage loan participation certificates of $436.7 million and net proceeds from advances on notes payable of $89.3 million to finance growth in our inventory of mortgage loans held for sale and investments in MSRs. The increases were partially offset by repayments of ESS totaling $129.0 million.

Net cash provided by financing activities was $539.2 million during the year ended December 31, 2015, primarily due to net financing proceeds of $260.0 million related to new and existing debt facilities and net proceeds of ESS activity of $193.0 million. Cash provided by financing activities also includes net proceeds of $91.3 million received from two mortgage loan participation and sale agreements used to finance the growth in our inventory of mortgage loans held for sale and proceeds of $13.6 million related to the financing of certain fixed assets structured under a financing lease.  These net cash inflows were offset by $18.9 million of cash outflows related to debt issuance costs and distributions made by PennyMac to its members.

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

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings, proceeds from and issuance of ESS and/or equity or debt offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation certificates, ESS financing, notes payable (including a revolving credit agreement) and a capital lease.  All of our borrowings other than ESS and our obligation under capital lease have short-term maturities and provide for terms of approximately one year. We will continue to finance most of our assets on a short-term basis until long-term financing becomes more available. Because a significant portion of our current debt facilities consists of short-

term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. The table below presents the average outstanding, maximum and ending balances for years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Repurchase agreements outstanding:
Average balance	$1,438,181	$823,490	$529,832
Maximum daily balance	$2,661,746	$1,976,744	$1,073,073
Balance at year end	$1,736,922	$1,167,405	$822,252

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

We are also subject to liquidity and net worth requirements established by FHFA for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity requirements and revised their net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, as summarized below:

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

•

FHFA net worth requirement is a minimum net worth of $2.5 million plus 25 basis points of UPB for total 1-4 unit residential mortgage loans serviced and a tangible net worth/total assets ratio greater than or equal to 6%;

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

Off‑Balance Sheet Arrangements and Aggregate Contractual Obligations

Off‑Balance Sheet Arrangements

As of December 31, 2016, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of December 31, 2016, we had contractual obligations aggregating $7.5 billion, comprised of borrowings, commitments to purchase and originate mortgage loans, a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement, and anticipated payments related to excess servicing spread financing. We also lease our office facilities under agreements and license certain software to support our loan servicing operations.

All agreements to repurchase assets and mortgage loan participation and sale agreements that matured between December 31, 2016 and the date of this Report have been renewed, extended or repaid and are described in Note 15—Borrowings in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)

Commitments to purchase and originate mortgage loans	$4,279,611	$4,279,611	$—	$—	$—
Assets sold under agreements to repurchase	1,736,922	1,736,922	—	—	—
Mortgage loan participation and sale agreements	671,562	671,562	—	—	—
Notes payable	151,935	151,935	—	—	—
Obligations under capital lease	23,424	10,176	13,248	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	288,669	—	—	—	288,669
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	75,954	7,746	11,931	10,013	46,264
Anticipated interest payments related to excess servicing spread financing at fair value	115,256	17,211	27,941	21,038	49,066
Software licenses (2)	41,437	14,625	26,812	—	—
Office leases	100,786	9,516	25,929	24,189	41,152
Total	$7,485,556	$6,899,304	$105,861	$55,240	$425,151

(1)	The ESS financing obligation payable to PMT does not have a stated contractual maturity date and will pay down as the underlying MSRs receive the excess servicing fee rate due to PMT.

(2)

Software licenses include both volume and activity‑based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $1.2 million per month. Estimated payments for such software licenses are based on the number of loans currently serviced by us, which totaled approximately 1.0 million at December 31, 2016. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the year ended December 31, 2016, software license fees totaled $32.0 million.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2016:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$36,579	March 4, 2017	March 30, 2017
Credit Suisse First Boston Mortgage Capital LLC	$1,072,322	December 19, 2017	December 19, 2017
Bank of America, N.A.	$26,932	March 19, 2017	March 28, 2017
Morgan Stanley Bank, N.A.	$11,741	February 18, 2017	August 25, 2017
JP Morgan Chase Bank, N.A.	$8,076	March 20, 2017	August 18, 2017
Citibank, N.A.	$5,338	January 28, 2017	February 2, 2017
Barclays Bank PLC	$2,351	March 17, 2017	December 1, 2017
Royal Bank of Canada	$—		September 18, 2017

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation and sale agreements, notes payable (including a revolving credit agreement) and a capital lease. The borrower under each of these facilities is PLS with two exceptions where the borrower is PennyMac: the revolving credit agreement, which is classified as a note payable and the capital lease.  All PLS obligations as previously noted are guaranteed by PennyMac.

All of our non-ESS financing borrowings discussed above have short-term maturities that expire as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$553,988	$820,000	$707,000	March 30, 2017
Credit Suisse First Boston Mortgage Capital LLC (3)	$407,000	$407,000	$—	December 19, 2017
Bank of America, N.A.	$342,769	$500,000	$225,000	March 28, 2017
Morgan Stanley Bank, N.A.	$188,851	$300,000	$175,000	August 25, 2017
JP Morgan Chase Bank, N.A.	$135,322	$200,000	$50,000	August 18, 2017
Citibank, N.A.	$80,525	$400,000	$200,000	March 2, 2018
Barclays Bank PLC (4)	$28,467	$220,000	$—	December 1, 2017
Royal Bank of Canada	$—	$135,000	$75,000	September 18, 2017
Mortgage loan participation and sale agreements
JP Morgan Chase Bank, N.A.	$475,476	500,000	$—	October 31, 2017
Bank of America, N.A.	$196,086	$250,000	$—	March 28, 2017
Notes payable
Barclays Bank PLC (4)	$76,935	$80,000	$80,000	December 1, 2017
Credit Suisse AG	$75,000	$150,000	$150,000	November 17, 2017
Obligations under capital lease
Banc of America Leasing and Capital LLC	$23,424	$25,000	$—	November 3, 2019

(1)	Outstanding indebtedness as of December 31, 2016.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

(3)	The borrowing of $407 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of sales of a variable funding note under an agreement to repurchase.

(4)	The borrowings with Barclays Bank PLC are subject to a total aggregate facility amount of $300 million, of which $80 million represents the maximum amount for MSRs.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market‑based risks. The primary market risks that we are exposed to are interest rate risk, prepayment risk, credit risk and fair value risk.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates affect both the fair value of, and interest income we earn from, our mortgage‑related investments and our derivative financial instruments. This effect is most pronounced with fixed‑rate mortgage assets. In general, rising interest rates negatively affect the fair value of our IRLCs, inventory of mortgage loans held for sale and ESS financing and positively affect the fair value of our MSRs.

Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Presently our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement.

We engage in interest rate risk management activities in an effort to reduce the variability of income caused by changes in interest rates. To manage this price risk resulting from interest rate risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of our IRLCs, inventory of mortgage loans held for sale and MSRs. We do not use derivative financial instruments other than IRLCs for purposes other than in support of our risk management activities.

Prepayment Risk

To the extent that the actual prepayment rate on the mortgage loans underlying our MSRs differs from what we projected when we initially recognized the MSRs, MSLs, and ESS financing and when we measured fair value as of the end of each reporting period, the carrying value of our investment in MSRs will be affected. In general, a decrease in the principal balances of the mortgage loans underlying our MSRs or an increase in prepayment expectations will accelerate the amortization and may result in impairments of our MSRs accounted for using the amortization method and decrease our estimates of the fair value of both the MSRs accounted for using the amortization method and those accounted for using the fair value method, thereby reducing net servicing income, partially offset by the beneficial effect on net servicing income of a corresponding reduction in the fair value of our MSLs.

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

The amount of our liability for losses due to representations and warranties to the mortgage loans’ investors is not limited. However, we believe that the current UPB of mortgage loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties. We include a provision for potential losses due to the representations and warranties we make as part of our recognition of mortgage loan sales, based initially on our estimate of the fair value of such obligation. We review our loss experience relating to representations and warranties and adjust our liability estimate when necessary.

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

Fair Value Risk

Our IRLCs, mortgage loans held for sale, a portion of our MSRs, MSLs and ESS financing are reported at their estimated fair values. The fair value of these assets fluctuates primarily due to changes in interest rates.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,211,649	$1,159,896	$1,135,609	$1,089,920	$1,068,413	$1,027,837
Change in fair value:
$	$99,348	$47,595	$23,307	$(22,382)	$(43,889)	$(84,464)
%	8.9%	4.3%	2.1%	(2.0)%	(4.0)%	(7.6)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,184,620	$1,147,246	$1,129,485	$1,095,666	$1,079,551	$1,048,789
Change in fair value:
$	$72,318	$34,944	$17,184	$(16,636)	$(32,750)	$(63,513)
%	6.5%	3.1%	1.5%	(1.5)%	(2.9)%	(5.7)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,147,864	$1,130,083	$1,121,192	$1,103,411	$1,094,521	$1,076,740
Change in fair value:
$	$35,562	$17,781	$8,890	$(8,890)	$(17,781)	$(35,562)
%	3.2%	1.6%	0.8%	(0.8)%	(1.6)%	(3.2)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of December 31, 2016, given several shifts in pricing spreads, prepayment speed and annual per‑loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$555,897	$535,156	$525,361	$506,828	$498,053	$481,408
Change in fair value:
$	$39,972	$19,231	$9,437	$(9,097)	$(17,872)	$(34,516)
%	7.8%	3.7%	1.8%	(1.8)%	(3.5)%	(6.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$554,535	$534,525	$525,058	$507,107	$498,588	$482,392
Change in fair value:
$	$38,610	$18,601	$9,134	$(8,818)	$(17,336)	$(33,533)
%	7.5%	3.6%	1.8%	(1.7)%	(3.4)%	(6.5)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$538,375	$527,150	$521,537	$510,312	$504,700	$493,475
Change in fair value:
$	$22,450	$11,225	$5,612	$(5,612)	$(11,225)	$(22,450)
%	4.4%	2.2%	1.1%	(1.1)%	(2.2)%	(4.4)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our excess servicing spread financing accounted for using the fair value method as of December 31, 2016, given several shifts in pricing spread and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$300,198	$294,323	$291,469	$285,921	$283,224	$277,978
Change in fair value:
$	$11,529	$5,654	$2,800	$(2,748)	$(5,445)	$(10,691)
%	4.0%	2.0%	1.0%	(1.0)%	(1.9)%	(3.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$317,099	$302,270	$295,325	$282,283	$276,153	$264,601
Change in fair value:
$	$28,430	$13,602	$6,657	$(6,386)	$(12,516)	$(24,067)
%	9.9%	4.7%	2.3%	(2.2)%	(4.3)%	(8.3)%

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our  internal control over financial reporting as of December 31, 2016 has been audited  by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which  appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PennyMac Financial Services, Inc.

3043 Townsgate Rd

Westlake Village, CA 91361

We have audited the internal control over financial reporting of PennyMac Financial Services, Inc. and subsidiaries (“the Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 9, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 9, 2017

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2017, which is within 120 days after the end of fiscal year 2016.

Item 11.  Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2017, which is within 120 days after the end of fiscal year 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2017, which is within 120 days after the end of fiscal year 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2017, which is within 120 days after the end of fiscal year 2016.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed May 1, 2017, which is within 120 days after the end of fiscal year 2016.

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

10.21

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

Exhibit Number	Exhibit Description
10.22

Second Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2016, by and between PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.23

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

10.33

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

10.38

Amendment No. 7 to Master Repurchase Agreement, dated as of March 27, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.44 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.39

Amendment No. 8 to Master Repurchase Agreement, dated as of August 13, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.40

Amendment No. 9 to Master Repurchase Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.41

Amendment No. 10 to Master Repurchase Agreement, dated as of March 29, 2016, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.62 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.42

Guaranty, dated as of March 17, 2011, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibit Number	Exhibit Description
10.43

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

10.49

Amendment Number Six to the Master Repurchase Agreement, dated February 25, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.51 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.50

Amendment Number Seven to the Master Repurchase Agreement, dated July 24, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.54 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.51

Amendment Number Eight to the Master Repurchase Agreement, dated August 7, 2014, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.52

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

10.54

Amendment Number Eleven to the Master Repurchase Agreement, dated August 3, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 5, 2015).

10.55

Amendment Number Twelve to the Master Repurchase Agreement, dated September 7, 2015, by and between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

Exhibit Number	Exhibit Description
10.56

Amendment Number Thirteen to the Master Repurchase Agreement, dated October 22, 2015, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2015).

10.57

Amendment Number Fourteen to the Master Repurchase Agreement, dated July 25, 2016, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.58

Amendment Number Fifteen to the Master Repurchase Agreement, dated September 26, 2016, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 30, 2016).

10.59

Amendment Number Sixteen to the Master Repurchase Agreement, dated October 14, 2016, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on October 20, 2016)

10.60

Amendment Number Seventeen to the Master Repurchase Agreement, dated October 20, 2016, between PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on October 20, 2016)

10.61	Amendment Number Eighteen to the Master Repurchase Agreement, dated December 2, 2016, between PennyMac Loan Services, LLC and Citibank, N.A.

10.62	Amendment Number Nineteen to the Master Repurchase Agreement, dated February 2, 2017, between PennyMac Loan Services, LLC and Citibank, N.A.

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

Exhibit Number	Exhibit Description

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

10.71

Amendment No. 6 to Loan and Security Agreement, dated as of September 26, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.71 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2016).

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

10.74

Amendment No. 1 to Master Repurchase Agreement, dated as of December 19, 2016, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.75

Second Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 6, 2016).

10.76

Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated as of September 9, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.77

Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated as of December 19, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.78

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

Exhibit Number	Exhibit Description
10.80

Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.49 of the Registrant’s Form S-1 Registration Statement as filed with the SEC on October 1, 2013).

10.81

Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.63 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.82

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

10.84

Amendment Number Five to the Master Repurchase Agreement, dated as of July 27, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 27, 2015).

10.85

Amendment Number Six to the Master Repurchase Agreement, dated as of November 9, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.118 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.86

Amendment Number Seven to the Master Repurchase Agreement, dated July 26, 2016, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.91 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.87

Amendment Number Eight to the Master Repurchase Agreement, dated August 26, 2016, by and between PennyMac Loan Services, LLC,  Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.84 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2016).

10.88

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.89

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

10.91

Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.122 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

Exhibit Number	Exhibit Description

10.92

Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.96 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.93

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

10.96

Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.100 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.97

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

10.98

Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of June 1, 2016, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.102 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.99

Master Repurchase Agreement, dated as of December 4, 2015, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.100

Amendment Number One to Master Repurchase Agreement, dated as of September 29, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.97 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2016).

10.101	Amendment Number Two to Master Repurchase Agreement, dated as of December 2, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.102

Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 4, 2015, between PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.103	Amendment Number One to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 2, 2016, between PennyMac Loan Services, LLC and Barclays Bank PLC.

Exhibit Number	Exhibit Description

10.104

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

10.106	Amendment Number Two to the Loan and Security Agreement, dated as of December 2, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.107	Amendment Number Three to the Loan and Security Agreement, dated as of January 30, 2017, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.108

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

10.111

Schedule Number 002 to Master Lease Agreement, dated as of May 4, 2016, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.140 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.112

Schedule Number 003 to Master Lease Agreement, dated as of November 3, 2016, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 4, 2016).

10.113

Guaranty, dated as of December 9, 2015, by  PennyMac Loan Services, LLC in favor of Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.114

Amended and Restated Credit Agreement, dated November 18, 2016, by and among Private National Mortgage Acceptance Company, LLC, the lenders that are parties thereto, Credit Suisse AG and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 22, 2016).

Exhibit Number	Exhibit Description

10.115

Amended and Restated Collateral and Guaranty Agreement, dated November 18, 2016, by and among Private National Mortgage Acceptance Company, LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Financial Services, Inc., PNMAC Capital Management, LLC, PennyMac Loan Services, LLC and PNMAC Opportunity Fund Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 22, 2016).

10.116

Master Repurchase Agreement, dated as of August 19, 2016, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 23, 2016).

10.117

Guaranty, dated as of August 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of JPMorgan Chase Bank. N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 23, 2016).

10.118

Master Repurchase Agreement, dated as of September 19, 2016, between Royal Bank of Canada and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2016).

10.119

Base Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.120

Amended and Restated Base Indenture, dated as of February 16, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 23, 2017).

10.121

Series 2016-MSRVF1 Indenture Supplement to Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.122

Series 2016-MBSADV1 Indenture Supplement to Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

10.123

Omnibus Amendment No. 1 to the Series 2016-MSRVF1 Indenture Supplement and Series 2016-MBSADV1 Indenture Supplement, dated as of February 16, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 23, 2017).

10.124

Series 2017-GT1 Indenture Supplement, dated as of February 16, 2017, to Amended and Restated Base Indenture, dated as of February 16, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 23, 2017).

Exhibit Number	Exhibit Description
10.125

Master Repurchase Agreement, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.126

Amendment No. 1 to Master Repurchase Agreement, dated as of February 16, 2017, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC and consented to by Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 23, 2017).

10.127

Guaranty, dated as of December 19, 2016, made by Private National Mortgage Acceptance Company, LLC, in favor of PNMAC GMSR ISSUER TRUST (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.128

Amendment No. 1 to Guaranty, dated as of February 16, 2017, by and between PNMAC GMSR ISSUER TRUST and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 23, 2017).

10.129

Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, PennyMac Loan Services, LLC, and PennyMac Mortgage Investment Trust,  (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.130

Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.131

Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.132

Master Repurchase Agreement, dated as of December 19, 2016, by and among, Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.133

Guaranty, dated as of December 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.134

Master Repurchase Agreement, dated as of November 1, 2016, among JPMorgan Chase Bank, National Association, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 4, 2016).

10.135

Guaranty, dated as of November 1, 2016, by Private National Mortgage Acceptance Company, LLC, in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 4, 2016).

21.1	Subsidiaries of PennyMac Financial Services, Inc.

23.1	Consent of Deloitte & Touche LLP.

Exhibit Number	Exhibit Description

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015 (ii) the Consolidated Statements of Income for the years ended December 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015 and (v) the Notes to the Consolidated Financial Statements.

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

Item 16.  Form 10-K Summary

None.

PENNYMAC FINANCIAL SERVICES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PennyMac Financial Services, Inc.

3043 Townsgate Road

Westlake Village, CA 91361

We have audited the accompanying consolidated balance sheets of PennyMac Financial Services, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Financial Services, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 9, 2017

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	(in thousands, except share amounts)

ASSETS
Cash (includes $91,788 and $93,757 pledged to creditors)	$99,367	$105,472
Short-term investments at fair value	85,964	46,319
Mortgage loans held for sale at fair value (includes $2,125,174 and $1,079,489 pledged to creditors)	2,172,815	1,101,204
Derivative assets	82,905	50,280
Servicing advances, net (includes valuation allowance of $45,425 and $33,458; $81,306 and $68,507 pledged to creditors)	348,306	299,354
Carried Interest due from Investment Funds pledged to creditors	70,906	69,926
Investment in PennyMac Mortgage Investment Trust at fair value	1,228	1,145
Mortgage servicing rights (includes $515,925 and $660,247 at fair value; $1,617,671 and $803,560 pledged to creditors)	1,627,672	1,411,935
Real estate acquired in settlement of loans	1,418	—
Furniture, fixtures, equipment and building improvements, net (includes $25,134 and $14,034 pledged to creditors)	31,321	16,311
Capitalized software, net (includes $515 and $783 pledged to creditors)	11,205	3,025
Financing receivable from PennyMac Mortgage Investment Trust (pledged to creditors at December 31, 2016)	150,000	150,000
Receivable from PennyMac Mortgage Investment Trust	16,416	18,965
Receivable from Investment Funds	1,219	1,316
Deferred tax asset	—	18,378
Mortgage loans eligible for repurchase	382,268	166,070
Other	50,892	45,594
Total assets	$5,133,902	$3,505,294
LIABILITIES
Assets sold under agreements to repurchase	$1,735,114	$1,166,731
Mortgage loan participation and sale agreements	671,426	234,872
Notes payable	150,942	61,136
Obligations under capital lease	23,424	13,579
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	288,669	412,425
Derivative liabilities	22,362	9,083
Accounts payable and accrued expenses	134,611	89,915
Mortgage servicing liabilities at fair value	15,192	1,399
Payable to Investment Funds	20,393	30,429
Payable to PennyMac Mortgage Investment Trust	170,036	162,379
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	75,954	74,315
Income taxes payable	25,088	—
Liability for mortgage loans eligible for repurchase	382,268	166,070
Liability for losses under representations and warranties	19,067	20,611
Total liabilities	3,734,546	2,442,944

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 22,426,779 and 21,990,831 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 49 and 51 shares, respectively	—	—
Additional paid-in capital	182,772	172,354
Retained earnings	164,549	98,470
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	347,323	270,826
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	1,052,033	791,524
Total stockholders' equity	1,399,356	1,062,350
Total liabilities and stockholders’ equity	$5,133,902	$3,505,294

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2016	2015	2014
	(in thousands, except earnings per share)

Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$539,872	$328,551	$174,861
Recapture payable to PennyMac Mortgage Investment Trust	(8,092)	(7,836)	(7,837)
	531,780	320,715	167,024
Mortgage loan origination fees	125,534	91,520	41,576
Fulfillment fees from PennyMac Mortgage Investment Trust	86,465	58,607	48,719
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	385,633	290,474	173,005
From PennyMac Mortgage Investment Trust	50,615	46,423	52,522
From Investment Funds	2,583	2,636	6,425
Ancillary and other fees	46,910	43,139	26,469
	485,741	382,672	258,421
Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	(324,198)	(156,939)	(70,165)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	23,923	3,810	28,663
	(300,275)	(153,129)	(41,502)
Net mortgage loan servicing fees	185,466	229,543	216,919
Management fees:
From PennyMac Mortgage Investment Trust	20,657	24,194	35,035
From Investment Funds	2,089	4,043	7,473
	22,746	28,237	42,508
Carried Interest from Investment Funds	980	2,628	6,156
Net interest expense:
Interest income:
From non-affiliates	73,297	45,812	27,771
From PennyMac Mortgage Investment Trust	7,830	3,343	—
	81,127	49,155	27,771
Interest expense:
To non-affiliates	83,605	43,172	23,965
To PennyMac Mortgage Investment Trust	22,601	25,365	13,292
	106,206	68,537	37,257
Net interest expense	(25,079)	(19,382)	(9,486)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	224	(230)	(6)
Results of real estate acquired in settlement of loans	(82)	—	—
Other	3,853	1,472	4,867
Total net revenue	931,887	713,110	518,277
Expenses
Compensation	342,153	274,262	190,707
Servicing	85,857	68,085	48,430
Technology	35,322	25,164	15,439
Loan origination	22,528	17,396	9,554
Professional services	18,078	15,473	11,108
Other	44,866	33,537	20,006
Total expenses	548,804	433,917	295,244
Income before provision for income taxes	383,083	279,193	223,033
Provision for income taxes	46,103	31,635	26,722
Net income	336,980	247,558	196,311
Less: Net income attributable to noncontrolling interest	270,901	200,330	159,469
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$66,079	$47,228	$36,842

Earnings per share
Basic	$2.98	$2.17	$1.73
Diluted	$2.94	$2.17	$1.73
Weighted average common shares outstanding
Basic	22,161	21,755	21,250
Diluted	76,629	76,104	75,955

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock				Noncontrolling
					interest in Private
			Additional		National Mortgage
	Number of	Par	paid-in	Retained	Acceptance
	shares	value	capital	earnings	Company, LLC	Total
	(in thousands)
Balance at December 31, 2013	20,813	$2	$153,000	$14,400	$461,802	$629,204
Net income	—	—	—	36,842	159,469	196,311
Stock and unit-based compensation	33	—	2,895	—	7,436	10,331
Distributions	—	—	—	—	(28,298)	(28,298)
Issuance of common stock in settlement of directors' fees	14	—	222	—	—	222
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	718	—	7,107	—	(7,107)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(504)	—	—	(504)
Balance at December 31, 2014	21,578	2	162,720	51,242	593,302	807,266
Net income	—	—	—	47,228	200,330	247,558
Stock and unit-based compensation	77	—	5,017	—	12,504	17,521
Distributions	—	—	—	—	(9,630)	(9,630)
Issuance of common stock in settlement of directors' fees	17	—	297	—	—	297
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	319	—	4,982	—	(4,982)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(662)	—	—	(662)
Balance at December 31, 2015	21,991	2	172,354	98,470	791,524	1,062,350
Net income	—	—	—	66,079	270,901	336,980
Stock and unit-based compensation	111	—	4,646	—	11,701	16,347
Distributions	—	—	—	—	(15,216)	(15,216)
Issuance of common stock in settlement of directors' fees	24	—	313	—	—	313
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	301	—	6,877	—	(6,877)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(1,418)	—	—	(1,418)
Balance of December 31, 2016	22,427	$2	$182,772	$164,549	$1,052,033	$1,399,356

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cash flow from operating activities
Net income	$336,980	$247,558	$196,311
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gains on mortgage loans held for sale at fair value	(531,780)	(320,715)	(167,024)
Accrual of servicing rebate payable to Investment Funds	306	1,269	2,206
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread	300,275	153,129	41,502
Carried Interest from Investment Funds	(980)	(2,628)	(6,156)
Capitalization of interest on mortgage loans held for sale at fair value	(29,234)	(16,875)	—
Amortization of debt issuance costs and commitment fees relating to financing facilities	11,052	7,775	5,989
Accrual of interest on excess servicing spread financing	22,601	25,365	13,292
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(83)	437	140
Results of real estate acquired in settlement in loans	82	—	—
Stock and unit-based compensation expense	16,198	17,521	10,331
Provision for servicing advance losses	35,503	29,782	18,686
Depreciation and amortization	5,849	2,423	1,365
Revaluation of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(551)	1,695	(1,378)
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(42,051,505)	(31,490,920)	(16,431,338)
Originations of mortgage loans held for sale	(6,491,107)	(4,143,240)	(1,951,070)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(2,168,685)	(1,116,700)	(1,049,838)
Sale and principal payments of mortgage loans held for sale	49,633,909	36,679,638	18,785,683
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	21,541	28,445	8,081
Repurchase of mortgage loans subject to representations and warranties	(19,248)	(22,601)	(4,089)
Increase in servicing advances	(85,955)	(100,506)	(98,401)
Increase in receivable from Investment Funds	(209)	(294)	(1,582)
Decrease in receivable from PennyMac Mortgage Investment Trust	2,969	7,637	1,280
Decrease in deferred tax asset	18,668	29,726	21,922
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(5,132)	—
Increase in other assets	(19,282)	(18,100)	(31,921)
Increase in accounts payable and accrued expenses	33,041	26,307	16,437
Decrease in payable to Investment Funds	(10,036)	(5,479)	(1,029)
Increase in payable to PennyMac Mortgage Investment Trust	5,589	37,627	41,647
Increase in income taxes payable	25,570	—	—
Net cash (used in) provided by operating activities	(938,522)	53,144	(578,954)
Cash flow from investing activities
(Increase) decrease in short-term investments	(39,645)	(24,632)	120,895
Advance on financing receivable from PennyMac Mortgage Investment Trust	—	(168,546)	—
Repayment of financing receivable from PennyMac Mortgage Investment Trust	—	18,546	—
Purchase of mortgage servicing rights	(146)	(382,824)	(135,480)
Sale of mortgage servicing rights	—	—	10,916
Net settlement of derivative financial instruments used for hedging	(27,315)	2,033	18,620
Purchase of furniture, fixtures, equipment and leasehold improvements	(21,852)	(9,122)	(4,613)
Acquisition of capitalized software	(8,537)	(2,782)	(123)
Decrease (increase) in margin deposits and restricted cash	62,756	4,185	(3,463)
Net cash (used in) provided by investing activities	(34,739)	(563,142)	6,752
Cash flow from financing activities
Sale of assets under agreements to repurchase	45,925,047	33,125,237	17,217,767
Repurchase of assets sold under agreements to repurchase	(45,355,531)	(33,187,830)	(16,866,738)
Issuance of mortgage loan participation certificates	32,336,793	17,722,964	2,817,616
Repayment of mortgage loan participation certificates	(31,900,130)	(17,631,704)	(2,673,978)
Advances on notes payable	122,920	352,243	274,636
Repayment of notes payable	(33,661)	(29,411)	(179,935)
Issuance of excess servicing spread financing	—	271,554	95,892
Repayment of excess servicing spread financing	(69,992)	(78,578)	(39,256)
Settlement of excess servicing spread financing	(59,045)	—	—
Advances of obligations under capital lease	16,952	13,579	—
Repayment of obligations under capital lease	(7,107)	—	—
Payment of debt issuance costs	(11,747)	(9,210)	—
Consideration received for acceptance of mortgage servicing liability	10,139	—	—
Proceeds from common stock options exercised	149	—	—
Distribution to Private National Mortgage Acceptance Company, LLC members	(7,631)	(9,630)	(28,185)
Net cash provided by financing activities	967,156	539,214	617,819
Net (decrease) increase in cash	(6,105)	29,216	45,617
Cash at beginning of year	105,472	76,256	30,639
Cash at end of year	$99,367	$105,472	$76,256

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

Presently, PCM has management agreements with PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., (the “Master Fund”), both registered under the Investment Company Act of 1940, as amended, an affiliate of these registered funds, PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, the “Investment Funds”), and PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust (“REIT”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.”

•

PennyMac Loan Services, LLC (“PLS”)—a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates and the Advised Entities, purchases, originates and sells new prime credit quality residential mortgage loans and engages in other mortgage banking activities for its own account and the account of PMT.

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

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Revenues generated from these entities (generally comprised of management fees, mortgage loan servicing fees, Carried Interest and fulfillment fees) totaled 18%, 16% and 32% of total net revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 3—Significant Accounting Policies

A description of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “ASC” or the “Codification”).

Principles of Consolidation

The consolidated financial statements include the accounts of PFSI, PennyMac and all of its wholly‑owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

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

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, the Company is required to make judgments regarding their fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these assets and liabilities and their fair values. Likewise, due to the general illiquidity of some of these assets and liabilities, subsequent transactions may be at values significantly different from those reported.

Short‑Term Investments

Short‑term investments, which represent investments in accounts with a depository institution, are carried at fair value. Changes in fair value are recognized in current period income. The Company classifies its short‑term investments as “Level 1” fair value assets.

Mortgage Loans Held for Sale at Fair Value

Management has elected to account for mortgage loans held for sale at fair value, with changes in fair value recognized in current period income, to more timely reflect the Company’s performance. All changes in fair value, including changes arising from the passage of time, are recognized as a component of Net gains on mortgage loans held for sale at fair value. The Company classifies most of the mortgage loans held for sale at fair value as “Level 2” fair value assets. Certain of the Company’s mortgage loans held for sale may not be readily saleable due to identified defects or delinquency. Such mortgage loans are classified as “Level 3” fair value assets.

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

IRLCs are accounted for as derivative financial instruments. The Company manages the risk created by IRLCs relating to mortgage loans held for sale by entering into forward sale agreements to sell the mortgage loans and by the purchase and sale of mortgage‑backed securities (“MBS”) options and futures. Such agreements are also accounted for as derivative financial instruments. These instruments and other interest-rate derivatives are also used to manage the risk created by changes in prepayment speeds on certain of the MSRs the Company holds. The Company classifies its IRLCs as “Level 3” fair value assets and liabilities and the derivative financial instruments it acquires to manage the risks created by IRLCs, mortgage loans held for sale and MSRs as “Level 1” or “Level 2” fair value assets and liabilities.

The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. The Company accounts for its derivative financial instruments as free‑standing derivatives. The

Company does not designate its derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheet at fair value with changes in the fair values being reported in current period income. Changes in fair value of derivative financial instruments hedging IRLCs, mortgage loans held for sale at fair value and MSRs are included in Net gains on mortgage loans held for sale at fair value or in Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities, as applicable, in the Company’s consolidated statements of income.

When the Company has multiple derivative financial instruments with the same counterparty under a master netting arrangement, it offsets the amounts recorded as assets and liabilities and amounts recognized for the right to reclaim cash collateral it has deposited with the counterparty or the obligation to return cash collateral it has collected from the counterparty arising from that master netting arrangement. Such offset amounts are presented as either a net asset or liability by counterparty on the Company’s consolidated balance sheets.

Servicing Advances

Servicing advances represent advances made on behalf of borrowers and the mortgage loans’ investors to fund delinquent balances for property taxes and insurance premiums and out-of-pocket collection costs (e.g., preservation and restoration of mortgaged or real estate owned property, legal fees, and appraisals). Servicing advances are made in accordance with the Company’s servicing agreements and, when made, are deemed recoverable. The Company periodically reviews servicing advances for collectability and provides a valuation allowance for amounts estimated to be uncollectable. Servicing advances are written off when they are deemed uncollectable.

Carried Interest Due from Investment Funds

Carried Interest, in general terms, is the share of any profits in excess of specified levels that the general partners receive as compensation. The Company has a general partnership interest or other Carried Interest arrangement with the Investment Funds, and earns Carried Interest thereunder. The amount of Carried Interest to be recorded each period is based on the cash flows that would be realized by all partners assuming liquidation of the Investment Funds’ remaining investments as of the measurement date.

Investment in PennyMac Mortgage Investment Trust at Fair Value

Common shares of beneficial interest in PMT are carried at their fair value with changes in fair value recognized in current period income. Fair value for purposes of the Company’s holdings in PMT is based on the published closing price of the shares as of period end. The Company classifies its investment in common shares of PMT as a “Level 1” fair value asset.

Mortgage Servicing Rights and Mortgage Servicing Liabilities

MSRs and MSLs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs mortgage loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; supervising the acquisition of real estate in settlement of loans (“REO”) and property disposition. REO represents real estate that collateralized the mortgage loans before the properties were acquired in settlement of loans.

The fair value of MSRs and MSLs is derived from the net positive or negative, respectively, cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.19% to 0.57% annually, net of related guarantee fees, on the remaining outstanding principal balances of the mortgage loans subject to the servicing contracts. The servicing fees are collected from the monthly payments made by the mortgagors. The Company is contractually entitled to receive other remuneration including rights to various mortgagor‑contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain the interest earned on funds held pending remittance related to its collection of mortgagor payments. The Company also generally has the right to solicit the mortgagors for other products and services as well as for new mortgages for those considering refinancing or purchasing a new home.

The Company recognizes MSRs and MSLs initially at fair value, either as proceeds from or liabilities incurred in, sales of mortgage loans where the Company assumes the obligation to service the mortgage loan in the sale transaction, or from the purchase of MSRs or receipt of cash for acceptance of the MSLs.

The Company’s subsequent accounting for MSRs and MSLs is based on the class of MSR or MSL. The Company has identified three classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; MSRs backed by mortgage loans with initial interest rates of more than 4.5%; and purchased MSRs financed in part through the transfer of the right to receive excess servicing spread (“ESS”) cash flows. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% and purchased MSRs financed in part by ESS are accounted for at fair value with changes in fair value recorded in current period income. MSLs are carried at fair value with changes in fair value recorded in current period income.

The fair value of MSRs and MSLs is difficult to determine because MSRs and MSLs are not actively traded in observable stand‑alone markets. Considerable judgment is required to estimate the fair values of MSRs and MSLs and the exercise of such judgment can significantly affect the Company’s income. Therefore, the Company classifies its MSRs and MSLs as “Level 3” fair value assets and liabilities.

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

Both amortization and changes in the amount of the MSR valuation allowance are recorded in current period income in Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

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

The Company also periodically assesses capitalized software for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If management identifies an indicator of impairment, it assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. No such impairment was recorded during the three years ended December 31, 2016.

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

Margin Deposits

Margin deposits represents deposits that serve as collateral for various agreements the Company has entered into, such as derivative contracts and certain repurchase agreements. Margin deposits are included in Other assets in the Company’s consolidated balance sheets.

Borrowings

The carrying value of borrowings other than ESS are based on the accrued cost of the agreements. The costs of creating the facilities underlying the agreements are included in the carrying value of the agreements and are amortized to Interest expense over the terms of the respective borrowing facilities.

Excess Servicing Spread Financing at Fair Value

The Company finances certain of its purchases of Agency MSRs through the sale to PMT of the right to receive the excess of the servicing fee rate over a specified rate of the underlying MSRs. This excess is referred to as the ESS.  ESS is carried at its fair value. Changes in fair value are recognized in current period income in Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust.

Interest expense for ESS is accrued using the interest method based upon the expected cash flows from the ESS through the expected life of the underlying mortgage loans.

Liability for Losses Under Representations and Warranties

The Company provides for its estimate of the losses that it expects to incur in the future as a result of its breach of the representations and warranties that it provides to the purchasers and insurers of the mortgage loans it has sold. The Company’s agreements with the Agencies and other investors include representations and warranties related to the mortgage loans the Company sells to the Agencies and other investors. The representations and warranties require adherence to Agency and other investor origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company’s credit loss may be reduced by any recourse it may realize from correspondent mortgage loan sellers that, in turn, had sold such mortgage loans to PMT and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent mortgage loan sellers, through PMT.

The Company records a provision for losses relating to representations and warranties as part of its mortgage loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and mortgage loan repurchase rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent mortgage loan seller. The Company establishes a liability at the time mortgage loans are sold and periodically updates its liability estimate. The level of the liability for representations and warranties is reviewed and approved by the Company’s management credit committee.

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor repurchase demand or insurer claim denial strategies, and other external conditions that may change over the lives of the underlying mortgage loans. The Company’s representations and warranties are generally not subject to stated limits of exposure. However, the Company believes that the current unpaid principal balance of mortgage loans sold to date represents the maximum exposure to repurchases related to representations and warranties. The Company believes the range of reasonably possible losses in relation to the recorded liability is not material to its financial condition or income.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees and other remuneration are received by the Company for servicing residential mortgage loans. Mortgage loan servicing fees are recorded net of Agency guarantee fees paid by the Company. Mortgage loan servicing fees are recognized as earned over the life of the mortgage loans in the servicing portfolio.

Stock‑Based Compensation

The Company’s 2013 Equity Incentive Plan provides for awards of nonstatutory and incentive stock options, time‑based restricted stock units, performance‑based restricted stock units, stock appreciation rights, performance units and stock grants. The Company establishes the cost of its share-based awards at the awards’ fair values at the grant date of the awards. The Company estimates the fair value of time‑based restricted stock units and performance‑based restricted stock units awarded with reference to the fair value of its underlying common stock on the date of the award. The Company estimates the fair value of its stock option awards with reference to the expected volatility of its shares of common stock and risk-free interest rate for the period that exercisable stock options are expected to be outstanding.

Compensation costs are fixed, except for performance‑based restricted stock units, as of the award date as all grantees are employees of PennyMac or directors of the Company. The cost of performance share units is adjusted in each reporting period after the grant for changes in expected performance attainment until the performance share units vest. The Company amortizes the cost of stock based awards to compensation expense over the vesting period using the graded vesting method. Expense relating to awards is included in Compensation expense in the consolidated statements of income.

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

PMOFA is the general partner of the Master Fund. The Master Fund wholly owns PennyMac Mortgage Co. Funding, LLC (“Funding, LLC”) and PennyMac Mortgage Co., LLC.  Funding LLC is the majority interest holder in PennyMac Loan Trust 2015‑NPL1 (the “Trust”), which holds the mortgage loans for Funding LLC.

PLS provides mortgage loan servicing for the mortgage loans held by the Trust as well as for mortgage loans held by the Mortgage Co. The related party group constituting the Company and its affiliates (including PMOFA) has an equity interest in the Master Fund, the ultimate parent of the Trust, Mortgage Co and Funding, LLC. The direct equity holders in the Trust, Mortgage Co and Funding, LLC, however, do not have power to direct the activities of the respective entities and as such, both the Trust and Mortgage Co are considered to be VIEs as defined in the Consolidations topic of the Codification.

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

Note 4—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and MSR Recapture

Before September 12, 2016, the Company was entitled to a fulfillment fee based on the type of mortgage loan that PMT acquires and equal to a percentage of the UPB of such mortgage loan. The applicable fulfillment fee percentages were (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans sold in accordance with the Ginnie Mae Mortgage‑Backed Securities Guide, and (iii) 0.50% for all other mortgage loans not contemplated above; provided, however, that the Company was permitted, in its sole discretion, to reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction was only credited to the reimbursement applicable to the month in which the related mortgage loan was funded.

Effective September 12, 2016, the applicable fulfillment fee percentages are (i) 0.35% for mortgage loans sold or delivered to Fannie Mae or Freddie Mac, and (ii) 0.85% for all other mortgage loans; provided however, that no fulfillment fee shall be due or payable to the Company with respect to any Ginnie Mae mortgage loans. PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the MBS agreement, the Company currently purchases mortgage loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT prior to purchase by the Company.

In consideration for the mortgage banking services provided by the Company with respect to PMT’s acquisition of mortgage loans under the Company’s early purchase program, The Company is entitled to fees accruing (i) at a rate equal to $1,500 per year per early purchase facility administered by the Company, and (ii) in the amount of $35 for each mortgage loan that PMT acquires thereunder.

Pursuant to the terms of an amended and restated MSR recapture agreement, effective September 12, 2016, if the Company refinances through its consumer direct lending business mortgage loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey to one of PMT’s wholly‑owned subsidiaries without cost to PMT, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate UPB that is not less than 30% of the aggregate UPB of all the mortgage loans so originated.

Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair value instead of transferring such MSRs. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of loan production activities and MSR recapture between the Company and PMT:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Mortgage servicing rights and excess servicing spread recapture incurred included in Net gains on mortgage loans for sale at fair value	$8,092	$7,836	$7,837

Fulfillment fee revenue	$86,465	$58,607	$48,719
Unpaid principal balance of mortgage loans fulfilled for PMT	$23,188,386	$14,014,603	$11,476,448

Sourcing fees paid to PMT	$11,976	$8,966	$4,676
Unpaid principal balance of mortgage loans purchased from PMT	$39,908,163	$29,867,580	$16,431,338

Proceeds from sale of mortgage loans held for sale to PMT	$21,541	$28,445	$8,081
Tax service fees received from PMT included in Mortgage loan origination fees	$6,690	$4,390	$2,080
Early purchase program fees earned from PMT included in Mortgage loan servicing fees	$30	$—	$—

Mortgage Loan Servicing

The Company has a loan servicing agreement with PMT. The servicing agreement provides for servicing fees of per‑loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the REO. The Company also remains entitled to customary ancillary income and market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to mortgage loans it services for the PMT. The servicing agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect.

•

The base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $100 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month. To the extent the Company facilitates rentals of PMT's REO under its REO rental program, the Company collects an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to the Company’s cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if the Company provides property management services directly. The Company is also entitled to retain any tenant paid application fees and late rent fees and seek reimbursement for certain third-party vendor fees.

•

The base servicing fees for non-distressed mortgage loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month and $8.50 per month for fixed-rate loans and adjustable-rate loans, respectively.

•

The Company is also entitled to certain activity-based fees for distressed whole mortgage loans that are charged based on the achievement of certain events. These fees range from 0.50% for a streamline modification to 1.50% for a liquidation and $500 for a deed-in-lieu of foreclosure. The Company is not entitled to earn more than one liquidation fee, reperformance fee or modification fee in any 18-month period.

•

Because PMT has limited employees and infrastructure, the Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, the Company receives a supplemental servicing fee of $25 per month for each distressed whole mortgage loan. The Company is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred by the Company in performance of its servicing obligations.

•

Except as otherwise provided in the MSR recapture agreement, when the Company effects a refinancing of a mortgage loan on behalf of PMT and not through a third-party lender and the resulting mortgage loan is readily saleable, or the Company originates a loan to facilitate the disposition of the real estate acquired by PMT in settlement of a mortgage loan, the Company is entitled to receive from PMT market-based fees and compensation consistent with pricing and terms the Company offers unaffiliated parties on a retail basis.

•

The  Company is entitled to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to the Company in connection with a mortgage loan modification for which PMT previously paid the Company a modification fee, the Company is required to reimburse PMT an amount equal to the incentive payments.

The servicing agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of mortgage loan servicing fees earned from PMT:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base and supplemental	$330	$260	$103
Activity-based	733	371	149
	1,063	631	252
Mortgage loans at fair value:
Base and supplemental	11,078	16,123	18,953
Activity-based	18,521	12,437	19,608
	29,599	28,560	38,561
Mortgage servicing rights:
Base and supplemental	19,461	16,911	13,515
Activity-based	492	321	194
	19,953	17,232	13,709
	$50,615	$46,423	$52,522

Investment Management Activities

The Company has a management agreement with PMT. The management agreement provides that:

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss computed in accordance with GAAP adjusted for certain other non‑cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

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

The management agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement. In the event of termination of the management agreement between PMT and the Company, the Company may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by the Company, in each case during the 24-month period immediately preceding the date of termination.

Following is a summary of the base management and performance incentive fees earned from PMT:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Base management	$20,657	$22,851	$23,330
Performance incentive	—	1,343	11,705
	$20,657	$24,194	$35,035

Expense Reimbursement

Under the management agreement, PMT reimburses the Company for its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that the Company and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of PMT. With respect to the allocation of the Company’s and its affiliates personnel, from and after

September 12, 2016, the Company shall be reimbursed $120,000 per fiscal quarter, such amount to be reviewed annually and not preclude reimbursement for any other services performed by the Company or its affiliates.

PMT is also required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Company and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses will be allocated based on the ratio of PMT’s proportion of gross assets compared to all remaining gross assets managed by the Company as calculated at each fiscal quarter end.

The Company received reimbursements from PMT for expenses as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Reimbursement of:
Common overhead incurred by the Company	$7,898	$10,742	$10,850
Expenses incurred on (the Company's) PMT's behalf, net	(163)	582	792
	$7,735	$11,324	$11,642
Payments and settlements during the period (1)	$143,542	$99,967	$99,987

(1)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with the IPO of PMT’s common shares on August 4, 2009, the Company entered into an agreement with PMT pursuant to which PMT agreed to reimburse the Company for the $2.9 million payment that it made to the underwriters in such offering if PMT satisfied certain performance measures over a specified period (the “Conditional Reimbursement”). Effective February 1, 2013, the parties amended the terms of the reimbursement agreement to provide for the reimbursement to the Company of the Conditional Reimbursement if PMT is required to pay the Company performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12 month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company received Conditional Reimbursements totaling $0, $237,000 and $651,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

In the event a termination fee is payable to the Company under the management agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

Amounts due from and payable to PMT are summarized below:

	December 31,
	2016	2015
	(in thousands)
Receivable from PMT:
Servicing fees	$5,465	$3,682
Management fees	5,081	5,670
Correspondent production fees	2,371	2,729
Fulfillment fees	1,300	1,082
Allocated expenses and expenses incurred on PMT's behalf	1,046	4,490
Conditional Reimbursement	900	900
Interest on financing receivable	253	412
	$16,416	$18,965
Payable to PMT:
Deposits made by PMT to fund servicing advances	$162,945	$153,573
Mortgage servicing rights recapture payable	707	781
Other	6,384	8,025
	$170,036	$162,379

Investing Activities

Financing Receivable from PMT

On December 19, 2016, the Company, through PLS, entered into a master repurchase agreement with one of PMT’s wholly-owned subsidiaries, PennyMac Holdings, LLC (“PMH”) (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from the Company for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and PennyMac, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

In connection with the GNMA MSR Facility, PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of the PC Repurchase Agreement. In return, the Issuer Trust (a) has issued to PLS, pursuant to the terms of an indenture, the Series 2016-MSRVF1 Variable Funding Note, dated December 19, 2016, known as the “PNMAC GMSR ISSUER TRUST MSR Collateralized Notes, Series 2016-MSRVF1” (the “VFN”), and (b) may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors additional term notes (“Term Notes”), in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the VFN is $1,000,000,000.

The principal amount paid by PLS for the participation certificates under the PMH Repurchase Agreement is based upon a percentage of the market value of the underlying ESS. Upon PMH’s repurchase of the participation certificates, PMH is required to repay PLS the principal amount relating thereto plus accrued interest (at a rate reflective of the current market and consistent with the weighted average note rate of the VFN and any outstanding Term Notes) to the date of such repurchase. PLS is then required to repay the Issuer Trust the corresponding amount under the PC Repurchase Agreement.

Prior to the Company’s entry into the PMH Repurchase Agreement and PC Repurchase Agreement in connection with the GNMA MSR facility, the Company was a party to a repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) (the “MSR Repo”), pursuant to which it financed Ginnie Mae MSRs and servicing advance receivables and pledged to CSFB all of its rights and interests in any Ginnie Mae MSRs it owned or acquired, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and the Company.

In connection with the MSR Repo described above, the Company and PMT entered into an underlying loan and security agreement, dated as of April 30, 2015, pursuant to which PMT was able to borrow up to $150 million from the Company for the purpose of financing ESS (the “Underlying LSA”). In order to secure its borrowings, PMT pledged its ESS to the Company under the Underlying LSA and the Company, in turn, re-pledged such ESS to CSFB under the MSR Repo. The principal amount of the borrowings under the Underlying LSA was based upon a percentage of the market value of the ESS pledged by PMT, subject to the $150 million sublimit described above. Pursuant to the Underlying LSA, PMT granted to the Company a security interest in all of its right, title and interest in, to and under the ESS pledged to secure the borrowings.

The Company and PMT agreed in connection with the Underlying LSA that PMT was required to repay the Company the principal amount of borrowings plus accrued interest to the date of such repayment, and the Company was required to repay CSFB the corresponding amount under the MSR Repo. Interest accrued on PMT’s note relating to the Underlying LSA at a rate based on CSFB’s cost of funds under the MSR Repo. PMT was also required to pay the Company a fee for the structuring of the Underlying LSA in an amount equal to the portion of the corresponding fee paid by the Company to CSFB and allocable to the $150 million relating to the ESS financing. The note receivable was replaced by the PMH Repurchase Agreement upon the closing of the GNMA MSR facility.

Following is a summary of investing activities between the Company and PMT:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Repurchase agreement with PennyMac Mortgage Investment Trust:
Activity during the year:
Refinancing of note receivable from PennyMac Mortgage Investment Trust	$150,000	$—	$—
Interest income	$253	$—	$—
Balance at end of year	$150,000	$—	$—
Note receivable from PennyMac Mortgage Investment Trust:
Activity during the year:
Advances to PennyMac Mortgage Investment Trust	$—	$168,546	$—
Repayments and refinancing with repurchase agreement from PennyMac Mortgage Investment Trust	$(150,000)	$(18,546)	$—
Interest income	$7,577	$3,343	$—
Balance at end of year	$—	$150,000	$—
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Activity during the year:
Dividends received from PennyMac Mortgage Investment Trust	$141	$207	$134
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	83	(437)	(140)
	$224	$(230)	$(6)
Balance at end of year:
Fair value	$1,228	$1,145
Number of shares	75	75

Financing Activities

Spread Acquisition and MSR Servicing Agreements

Effective February 1, 2013, the Company entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which it sold to PMT or one of its wholly-owned subsidiaries the rights to receive certain ESS from MSRs acquired by the Company from banks and other third party financial institutions. The Company was generally required to service or subservice the related mortgage loans for the applicable Agency or investor. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement were subject to the terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

To the extent the Company refinanced any of the mortgage loans relating to the ESS sold to PMT, the 2/1/13 Spread Acquisition Agreement contained recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. To the extent the fair value of the aggregate ESS to be transferred for the applicable month was less than $200,000, the Company was, at its option, permitted to pay cash to PMT in an amount equal to such fair value instead of transferring such ESS.

On February 29, 2016, the parties terminated the 2/1/13 Spread Acquisition Agreement and all amendments thereto. In connection with the termination of the 2/1/13 Spread Acquisition Agreement, PLS reacquired from PMH all of its right, title and interest in and to all of the Fannie Mae ESS previously sold by PLS to PMH and then subject to such 2/1/13 Spread Acquisition Agreement.

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

On February 29, 2016, PLS also reacquired from PMT all of its right, title and interest in and to all of the Freddie Mac ESS previously sold by PLS to PMT and then subject to such 12/19/14 Spread Acquisition Agreement. The 12/19/14 Spread Acquisition Agreement remains in full force and effect.

On December 19, 2016, the Company amended and restated a third master spread acquisition and MSR servicing agreement with PMT (the “12/19/16 Spread Acquisition Agreement”). The terms of the 12/19/16 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement and the 12/19/14 Spread Acquisition Agreement, except that the Company only intends to sell ESS relating to Ginnie Mae MSRs under the 12/19/16 Spread Acquisition Agreement. Pursuant to the 12/19/16 Spread Acquisition Agreement, the Company may sell to PMT, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by the Company, in which case the Company generally would be required to service or subservice the related mortgage loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by PMT in connection with the parties’ participation in the GNMA MSR Facility.

To the extent the Company refinances any of the mortgage loans relating to the ESS it has acquired, the 12/19/16 Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the 12/19/16 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the 12/19/16 Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, wire cash to PMT in an amount equal to such fair market value in lieu of transferring such ESS.

Following is a summary of financing activity between the Company and PMT:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Excess servicing spread financing:
Issuance:
Cash	$-	$271,554	$99,728
Pursuant to recapture agreement	$6,603	$6,728	7,342
Repayment	$(69,992)	$(78,578)	$(39,256)
Settlement	$(59,045)	$-	$-
Change in fair value	$(23,923)	$(3,810)	$(28,663)
Interest expense	$22,601	$25,365	$13,292
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on mortgage loans held for sale at fair value	$6,529	$7,049	$7,828

Investment Funds

The Company has investment management agreements with the Investment Funds pursuant to which it receives management fees consisting of base management fees and carried interest. The management fees are based on the lesser of the funds’ net asset values or aggregate capital contributions. The base management fees accrue at annual rates ranging from 1.5% to 2.0% of the applicable amounts on which they are based.

The Carried Interest that the Company recognizes from the Investment Funds is determined by the Investment Funds’ performance and its contractual rights to share in the Investments Funds’ returns in excess of the preferred returns, if any, accruing to the funds’ investors. The Company recognizes Carried Interest as a participation in the profits in the Investment Funds after the investors in the Investment Funds have achieved a preferred return as defined in the fund agreements. After the investors have achieved the preferred returns specified in the respective fund agreements, a “catch up” return accrues to the Company until it receives a specified percentage of the preferred return. Thereafter, the Company participates in future returns in excess of the preferred return at the rates specified in the fund agreements.

The amount of the Carried Interest that the Company receives depends on the Investment Funds’ future performance. As a result, the amount of Carried Interest recorded by the Company at period end is subject to adjustment based on future results of the Investment Funds and may be reduced as a result of subsequent performance. However, the Company is not required to pay guaranteed returns to the Investment Funds and the amount of Carried Interest will only be reversed to the extent of amounts previously recognized.

The Investment Funds will continue in existence through December 31, 2017, subject to two one-year extensions at the Company’s discretion, in accordance with the terms of the limited liability company and limited partnership agreements that govern the Investment Funds.

The Company also has loan servicing agreements with the Investment Funds. The loan servicing to be provided by the Company under the loan servicing agreements with the Investment Funds includes collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. The Company may also engage in certain loan origination activities that include refinancing mortgage loans and arranging financings that facilitate sales of real estate owned properties.

The loan servicing agreements with the Investment Funds generally provide for fee revenue, which varies depending on the type and quality of the loans being serviced. The Company is also entitled to certain customary market-based fees and charges. This arrangement was modified, effective January 1, 2012, with respect to one of the Investment Funds. At that time, the Company settled its accrued servicing fee rebate and amended its loan servicing agreement with such fund to charge scheduled servicing fees in place of the previous “at cost” servicing arrangement.

Amounts due from and payable to the Investment Funds are summarized below:

	December 31,
	2016	2015
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$42,427	$41,893
PNMAC Mortgage Opportunity Fund Investors, LLC	28,479	28,033
	$70,906	$69,926
Receivable from Investment Funds:
Management fees	$500	$655
Mortgage loan servicing fee rebate deposit	250	224
Expense reimbursements	238	45
Mortgage loan servicing fees	231	392
	$1,219	$1,316
Payable to Investment Funds:
Deposits received to fund servicing advances	$20,221	$30,065
Other	172	364
	$20,393	$30,429

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

As discussed in Note 3, Significant Accounting Policies, the Company entered into a tax receivable agreement with PennyMac’s existing unitholders on the date of the Company’s initial public offering that will provide for the payment by the Company to PennyMac’s exchanged unitholders in an amount equal to 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Following is a summary of activity in Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Activity during the year:
Liability resulting from unit exchanges	$2,190	$2,728	$5,346
Payments under tax receivable agreement	$-	$(5,132)	$-
Revaluation of liability	$(551)	$1,695	$(1,378)
Balance at end of year	$75,954	$74,315

Note 5—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined using net income attributable to the Company’s common stockholders divided by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share of common stock is determined by dividing net income attributable to the Company’s common stockholders by the weighted average number of dilutive shares of common stock outstanding during the year.

The Company applies the treasury stock method to determine the dilutive weighted average shares of common stock represented by the unvested stock-based compensation awards and the exchangeable PennyMac Class A units. The diluted earnings per share calculation assumes the exchange of these PennyMac Class A units for shares of common stock. Accordingly, earnings attributable to the Company’s common stockholders is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the income taxes applicable to the earnings attributable to the shares of common stock assumed to be exchanged.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share data)

Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$66,079	$47,228	$36,842
Weighted average shares of common stock outstanding	22,161	21,755	21,250
Basic earnings per share of common stock	$2.98	$2.17	$1.73

Diluted earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$66,079	$47,228	$36,842
Effect of net income attributable to PennyMac Class A units exchangeable to common stock, net of income taxes	159,570	119,697	95,283
Diluted net income attributable to common stockholders	$225,649	$166,925	$132,125
Weighted average shares of common stock outstanding	22,161	21,755	21,250
Dilutive shares:
PennyMac Class A units exchangeable to common stock	53,951	53,803	53,550
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	—	427	1,083
Common shares issuable under stock-based compensation plan	517	119	72
Diluted weighted average shares of common stock outstanding	76,629	76,104	75,955
Diluted earnings per share of common stock	$2.94	$2.17	$1.73

The following table summarizes the anti-dilutive weighted-average number of outstanding stock options and performance-based restricted stock units (“RSUs”):

	Year ended December 31,
	2016	2015	2014
	(in thousands, except exercise price data)

Stock options (1)	1,829	1,748	976
Performance-based RSUs (2)	2,054	2,358	1,055
Total anti-dilutive stock-based compensation units	3,883	4,106	2,031
Weighted-average exercise price of anti-dilutive stock options (1)	$15.81	$18.17	$18.23

(1)

Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices during the year.

(2)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement as servicer with the mortgage loans:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Cash flows:
Sales proceeds	$49,633,909	$36,679,638	$18,793,619
Servicing fees received (1)	$261,163	$140,767	$113,364
Net servicing advances	$8,274	$9,842	$16,796

Year end information:
Unpaid principal balance of mortgage loans outstanding at end of year	$89,516,155	$60,687,246	$36,564,434
Delinquencies:
30-89 days	$2,545,970	$1,561,483	$852,826
90 days or more:
Not in foreclosure	$735,263	$361,515	$181,522
In foreclosure	$137,856	$106,264	$20,180
Foreclosed	$2,552	$755	$591
Bankruptcy	$256,471	$120,761	$60,382

(1)	Net of guarantees paid to the Agencies

The Company’s mortgage servicing portfolio in UPB is summarized as follows:

	December 31, 2016
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)

Investor:
Non-affiliated entities	$131,252,002	$—	$131,252,002
Affiliated entities	—	60,886,717	60,886,717
Mortgage loans held for sale	2,101,283	—	2,101,283
	$133,353,285	$60,886,717	$194,240,002
Commercial real estate loans subserviced for the Company	$—	$22,338	$22,338
Delinquent mortgage loans:
30 days	$3,240,640	$407,177	$3,647,817
60 days	1,035,871	145,720	1,181,591
90 days or more:
Not in foreclosure	2,203,895	566,496	2,770,391
In foreclosure	937,204	685,001	1,622,205
Foreclosed	28,943	448,017	476,960
	$7,446,553	$2,252,411	$9,698,964
Bankruptcy	$793,517	$280,459	$1,073,976
Custodial funds managed by the Company (1)	$3,097,365	$736,398	$3,833,763

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

	December 31, 2015
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)

Investor:
Non-affiliated entities	$111,409,601	$—	$111,409,601
Affiliated entities	—	47,810,632	47,810,632
Mortgage loans held for sale	1,052,485	—	1,052,485
	$112,462,086	$47,810,632	$160,272,718
Commercial real estate loans subserviced for the Company	$—	$14,454	$14,454
Delinquent mortgage loans:
30 days	$2,666,435	$349,859	$3,016,294
60 days	834,617	136,924	971,541
90 days or more:
Not in foreclosure	1,270,236	788,410	2,058,646
In foreclosure	656,617	1,180,014	1,836,631
Foreclosed	23,372	542,031	565,403
	$5,451,277	$2,997,238	$8,448,515
Bankruptcy	$457,192	$342,132	$799,324
Custodial funds managed by the Company (1)	$2,242,146	$502,751	$2,744,897

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

Following is a summary of the geographical distribution of mortgage loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	December 31,
State	2016	2015
	(in thousands)

California	$42,303,952	$39,007,363
Texas	16,037,426	12,191,722
Virginia	13,143,510	9,816,114
Florida	12,817,627	9,709,940
Maryland	8,564,923	6,151,945
All other states	101,372,564	83,395,634
	$194,240,002	$160,272,718

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

Following are summaries of derivative assets and related netting amounts.

Offsetting of Derivative Assets

	December 31, 2016			December 31, 2015
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)

Derivatives not subject to master netting arrangements - Interest rate lock commitments	$65,848	$—	$65,848	$45,885	$—	$45,885
Derivatives subject to a master netting arrangements:
Forward purchase contracts	77,905	—	77,905	4,181	—	4,181
Forward sale contracts	28,324	—	28,324	4,965	—	4,965
MBS put options	3,934	—	3,934	404	—	404
MBS call options	217		217	—	—	—
Put options on interest rate futures purchase contracts	3,109	—	3,109	1,832	—	1,832
Call options on interest rate futures purchase contracts	203	—	203	1,555	—	1,555
Netting	—	(96,635)	(96,635)	—	(8,542)	(8,542)
	113,692	(96,635)	17,057	12,937	(8,542)	4,395
	$179,540	$(96,635)	$82,905	$58,822	$(8,542)	$50,280

Derivative Assets, Financial Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	December 31, 2016				December 31, 2015
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)

Interest rate lock commitments	$65,848	$—	$—	$65,848	$45,885	$—	$—	$45,885
Barclays Capital	12,002	—	—	12,002	72	—	—	72
RJ O'Brien	2,750	—	—	2,750	2,246	—	—	2,246
Jefferies & Co.	540	—	—	540	888	—	—	888
Goldman Sachs	—	—	—	—	471	—	—	471
Federal National Mortgage Association	—	—	—	—	453	—	—	453
Others	1,765	—	—	1,765	265	—	—	265
	$82,905	$—	$—	$82,905	$50,280	$—	$—	$50,280

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The assets sold under agreements to repurchase do not qualify for netting.

	December 31, 2016			December 31, 2015
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)

Derivatives not subject to master netting arrangements - IRLCs	$6,457	$—	$6,457	$2,112	$—	$2,112
Derivatives subject to a master netting arrangement:
Forward purchase contracts	16,914	—	16,914	9,004	—	9,004
Forward sale contracts	85,035	—	85,035	7,497	—	7,497
Put options on interest rate futures purchase contracts	—	—	—	203	—	203
Call options on interest rate futures purchase contracts	—	—	—	47	—	47
Netting	—	(86,044)	(86,044)	—	(9,780)	(9,780)
	101,949	(86,044)	15,905	16,751	(9,780)	6,971
Total derivatives	108,406	(86,044)	22,362	18,863	(9,780)	9,083
Mortgage loans sold under agreements to repurchase:
Amount outstanding	1,736,922	—	1,736,922	1,167,405	—	1,167,405
Unamortized debt issuance costs	(1,808)	—	(1,808)	(674)	—	(674)
	1,735,114	—	1,735,114	1,166,731	—	1,166,731
	$1,843,520	$(86,044)	$1,757,476	$1,185,594	$(9,780)	$1,175,814

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

	December 31, 2016				December 31, 2015
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)

Interest rate lock commitments	$6,457	$—	$—	$6,457	$2,112	$—	$—	$2,112
Credit Suisse First Boston Mortgage Capital LLC	961,533	(960,988)	—	545	795,179	(794,470)	—	709
Bank of America, N.A.	349,638	(342,769)	—	6,869	271,130	(269,510)	—	1,620
Morgan Stanley Bank, N.A.	189,756	(188,851)	—	905	49,763	(49,521)	—	242
JP Morgan Chase Bank, N.A.	135,322	(135,322)	—	—	672	—	—	672
Citibank, N.A.	81,555	(80,525)	—	1,030	55,948	(53,904)	—	2,044
Barclays Capital	28,467	(28,467)	—	—	—	—	—	—
Royal Bank of Canada	2,937	—	—	2,937	—	—	—	—
BNP Paribas	1,151	—	—	1,151	738	—	—	738
Federal National Mortgage Association	1,033	—	—	1,033	—	—	—	—
Goldman Sachs	823	—	—	823	—	—	—	—
Others	612	—	—	612	946	—	—	946
	$1,759,284	$(1,736,922)	$—	$22,362	$1,176,488	$(1,167,405)	$—	$9,083

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets, its originated MSRs relating to loans with initial interest rates of more than 4.5%, its purchased MSRs and its MSLs to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk.

The Company’s subsequent accounting for MSRs and MSLs is based on the class of MSR or MSL. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% and purchased MSRs financed in part by ESS are accounted for at fair value with changes in fair value recorded in current period income. MSLs are carried at fair value with changes in fair value recorded in current period income.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets:
Short-term investments	$85,964	$—	$—	$85,964
Mortgage loans held for sale at fair value	—	2,125,544	47,271	2,172,815
Derivative assets:
Interest rate lock commitments	—	—	65,848	65,848
Forward purchase contracts	—	77,905	—	77,905
Forward sales contracts	—	28,324	—	28,324
MBS put options	—	3,934	—	3,934
MBS call options	—	217	—	217
Put options on interest rate futures purchase contracts	3,109	—	—	3,109
Call options on interest rate futures purchase contracts	203	—	—	203
Total derivative assets before netting	3,312	110,380	65,848	179,540
Netting	—	—	—	(96,635)
Total derivative assets	3,312	110,380	65,848	82,905
Investment in PennyMac Mortgage Investment Trust	1,228	—	—	1,228
Mortgage servicing rights at fair value	—	—	515,925	515,925
	$90,504	$2,235,924	$629,044	$2,858,837
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$288,669	$288,669
Derivative liabilities:
Interest rate lock commitments	—	—	6,457	6,457
Forward purchase contracts	—	16,914	—	16,914
Forward sales contracts	—	85,035	—	85,035
Total derivative liabilities before netting	—	101,949	6,457	108,406
Netting	—	—	—	(86,044)
Total derivative liabilities	—	101,949	6,457	22,362
Mortgage servicing liabilities at fair value	—	—	15,192	15,192
	$—	$101,949	$310,318	$326,223

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets:
Short-term investments	$46,319	$—	$—	$46,319
Mortgage loans held for sale at fair value	—	1,052,673	48,531	1,101,204
Derivative assets:
Interest rate lock commitments	—	—	45,885	45,885
Forward purchase contracts	—	4,181	—	4,181
Forward sales contracts	—	4,965	—	4,965
MBS put options	—	404	—	404
Put options on interest rate futures purchase contracts	1,832	—	—	1,832
Call options on interest rate futures purchase contracts	1,555	—	—	1,555
Total derivative assets before netting	3,387	9,550	45,885	58,822
Netting	—	—	—	(8,542)
Total derivative assets	3,387	9,550	45,885	50,280
Investment in PennyMac Mortgage Investment Trust	1,145	—	—	1,145
Mortgage servicing rights at fair value	—	—	660,247	660,247
	$50,851	$1,062,223	$754,663	$1,859,195
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$412,425	$412,425
Derivative liabilities:
Interest rate lock commitments	—	—	2,112	2,112
Forward purchase contracts	—	9,004	—	9,004
Forward sales contracts	—	7,497	—	7,497
Put options on interest rate futures purchase contracts	203	—	—	203
Call options on interest rate futures purchase contracts	47	—	—	47
Total derivative liabilities before netting	250	16,501	2,112	18,863
Netting	—	—	—	(9,780)
Total derivative liabilities	250	16,501	2,112	9,083
Mortgage servicing liabilities at fair value	—	—	1,399	1,399
	$250	$16,501	$415,936	$422,907

As shown above, certain of the Company’s mortgage loans held for sale, IRLCs, MSRs at fair value, ESS financing at fair value and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for each of the three years ended December 31, 2016 where Level 3 fair value inputs were used:

	Year ended December 31, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)

Assets:
Balance, December 31, 2015	$48,531	$43,773	$660,247	$752,551
Purchases	1,608,627	—	146	1,608,773
Sales	(1,164,201)	—	—	(1,164,201)
Repayments	(38,420)	—	—	(38,420)
Interest rate lock commitments issued, net	—	429,598	—	429,598
Mortgage servicing rights resulting from mortgage loan sales	—	—	17,319	17,319
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	3,469	—	—	3,469
Other factors	—	143,867	(161,787)	(17,920)
	3,469	143,867	(161,787)	(14,451)
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(410,735)	—	—	(410,735)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(557,847)	—	(557,847)
Balance, December 31, 2016	$47,271	$59,391	$515,925	$622,587
Changes in fair value recognized during the year relating to assets still held at December 31, 2016	$936	$59,391	$(161,787)	$(101,460)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

(2)

Mortgage loans held for sale are transferred from “Level 3” to “Level 2” as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies found in the borrowers’ credit files.

	Year ended December 31, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)

Liabilities:
Balance, December 31, 2015	$412,425	$1,399	$413,824
Issuance of excess servicing spread financing:
For cash	—	—	—
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	6,603	—	6,603
Accrual of interest	22,601	—	22,601
Repayments	(69,992)	—	(69,992)
Settlement	(59,045)	—	(59,045)
Mortgage servicing liabilities accepted for cash	—	10,139	10,139
Mortgage servicing liabilities resulting from mortgage loan sales	—	14,991	14,991
Changes in fair value included in income	(23,923)	(11,337)	(35,260)
Balance, December 31, 2016	$288,669	$15,192	$303,861
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2016	$(16,713)	$(11,337)	$(28,050)

	Year ended December 31, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)

Assets:
Balance, December 31, 2014	$209,908	$32,401	$325,383	$567,692
Purchases	911,124	—	382,824	1,293,948
Sales	(803,424)	—	—	(803,424)
Repayments	(40,995)	—	—	(40,995)
Interest rate lock commitments issued, net	—	271,692	—	271,692
Mortgage servicing rights resulting from mortgage loan sales	—	—	18,013	18,013
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	4,233	—	—	4,233
Other factors	—	73,068	(65,973)	7,095
	4,233	73,068	(65,973)	11,328
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(232,315)	—	—	(232,315)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(333,388)	—	(333,388)
Balance, December 31, 2015	$48,531	$43,773	$660,247	$752,551
Changes in fair value recognized during the year relating to assets still held at December 31, 2015	$4,305	$43,773	$(65,973)	$(17,895)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

(2)

Mortgage loans held for sale are transferred from “Level 3” to “Level 2” as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies found in the borrowers’ credit files.

	Year ended December 31, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)

Liabilities:
Balance, December 31, 2014	$191,166	$6,306	$197,472
Issuance of excess servicing spread financing:
For cash	271,554	—	271,554
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	6,728	—	6,728
Mortgage servicing liabilities resulting from mortgage loan sales	—	20,442	20,442
Accrual of interest	25,365	—	25,365
Repayments	(78,578)	—	(78,578)
Changes in fair value included in income	(3,810)	(25,349)	(29,159)
Balance, December 31, 2015	$412,425	$1,399	$413,824
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2015	$(3,810)	$(25,349)	$(29,159)

	Year ended December 31, 2014
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)

Assets:
Balance December 31, 2013	$3,933	$6,761	$224,913	$235,607
Purchases	1,049,838	—	135,480	1,185,318
Sales	(577,968)	—	(10,881)	(588,849)
Repayments	(22,016)	—	—	(22,016)
Interest rate lock commitments issued, net	—	181,159	—	181,159
Mortgage servicing rights resulting from mortgage loan sales	—	—	22,733	22,733
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	—	—
Other factors	(3,534)	22,741	(46,862)	(27,655)
	(3,534)	22,741	(46,862)	(27,655)
Transfers of mortgage loans held for sale from Level 3 to Level 2 (2)	(240,345)	—	—	(240,345)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(178,260)	—	(178,260)
Balance, December 31, 2014	$209,908	$32,401	$325,383	$567,692
Changes in fair value recognized during the year relating to assets still held at December 31, 2014	$(3,377)	$32,401	$(47,618)	$(18,594)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

(2)

Mortgage loans held for sale are transferred from “Level 3” to “Level 2” as a result of the mortgage loan becoming saleable into active mortgage markets pursuant to a loan modification, borrower reperformance or resolution of deficiencies found in the borrowers’ credit files.

	Year ended December 31, 2014
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)

Liabilities:
Balance December 31, 2013	$138,723	$—	$138,723
Issuance of excess servicing spread financing:
For cash	99,728	—	99,728
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	7,342	—	7,342
Mortgage servicing liabilities resulting from mortgage loan sales	—	1,965	1,965
Accrual of interest	13,292	—	13,292
Repayments	(39,256)	—	(39,256)
Changes in fair value included in income	(28,663)	4,341	(24,322)
Balance, December 31, 2014	$191,166	$6,306	$197,472
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2014	$(28,663)	$4,341	$(24,322)

The information used in the preceding roll forwards represents activity for any assets and liabilities measured at fair value on a recurring basis and identified as using “Level 3” significant fair value inputs at either the beginning or the end of the periods presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain mortgage loans held for sale.

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Year ended December 31,
	2016			2015			2014
	Net gains on	Net		Net gains on	Net		Net gains on	Net
	mortgage	mortgage		mortgage	mortgage		mortgage	mortgage
	loans held	loan		loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total	fair value	fees	Total
	(in thousands)

Assets:
Mortgage loans held for sale at fair value	$513,331	$—	$513,331	$372,139	$—	$372,139	$264,312	$—	$264,312
Mortgage servicing rights at fair value	—	(161,787)	(161,787)	—	(65,973)	(65,973)	—	(54,205)	(54,205)
	$513,331	$(161,787)	$351,544	$372,139	$(65,973)	$306,166	$264,312	$(54,205)	$210,107
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$23,923	$23,923	$—	$3,810	$3,810	$—	$28,663	$28,663
Mortgage servicing liabilities at fair value	—	11,337	11,337	—	25,349	25,349	—	(4,341)	(4,341)
	$—	$35,260	$35,260	$—	$29,159	$29,159	$—	$24,322	$24,322

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	December 31, 2016
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)

Mortgage loans held for sale:
Current through 89 days delinquent	$2,148,947	$2,077,034	$71,913
90 days or more delinquent:
Not in foreclosure	19,227	19,399	(172)
In foreclosure	4,641	4,850	(209)
	$2,172,815	$2,101,283	$71,532

	December 31, 2015
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)

Mortgage loans held for sale:
Current through 89 days delinquent	$1,068,548	$1,016,314	$52,234
90 days or more delinquent:
Not in foreclosure	26,399	26,999	(600)
In foreclosure	6,257	6,598	(341)
	$1,101,204	$1,049,911	$51,293

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that are measured at fair value on a nonrecurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,093,242	$1,093,242
Real estate acquired in settlement of loans	—	—	1,152	1,152
	$—	$—	$1,094,394	$1,094,394

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$202,991	$202,991
	$—	$—	$202,991	$202,991

The following table summarizes the total gains (losses) on assets measured at fair values on a nonrecurring basis:

	Year ended December 31,
	2016	2015	2014

Mortgage servicing rights at lower of amortized cost or fair value	$(60,487)	$(37,437)	$(5,178)
Real estate acquired in settlement of loans	(86)	—	—
	$(60,573)	$(37,437)	$(5,178)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Financing receivable from PMT, Assets sold under agreements to repurchase,  Mortgage loan participation and sale agreements,  Notes payable,  Obligations under capital lease and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

The Company’s borrowings carried at amortized cost do not have observable inputs and the fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” fair value liabilities due to the lack of observable inputs to estimate their fair values.

The Company has concluded that the fair value of the Financing receivable from PMT and the receivables from and payables to the Advised Entities approximate the carrying value due to their short terms and/or variable interest rates.

Valuation Techniques and Inputs

Most of the Company’s financial assets, a portion of its MSRs and its ESS financing and MSLs are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs, ESS and MSLs are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, management has assigned the responsibility for estimating the fair value of these items to specialized staff and subjects the valuation process to significant senior management oversight. The Company’s Financial Analysis and Valuation group (the “FAV group”) is the Company’s specialized staff responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs.

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. During 2016, the Company’s senior management valuation committee included the Company’s chief executive, financial, business development, risk and asset/liability management officers.

The FAV group is responsible for reporting to the Company’s senior management valuation committee on a monthly basis on the changes in the valuation of the “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

With respect to IRLCs, the Company has assigned responsibility for developing fair values to its Capital Markets Risk Management staff. The fair values developed by the Capital Markets Risk Management staff are reviewed by the Company’s Capital Markets Operations group.

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities.

Mortgage Loans Held for Sale

Most of the Company’s mortgage loans held for sale at fair value are saleable into active markets and are therefore categorized as “Level 2” fair value assets and their fair values are determined using their quoted market or contracted selling price or market price equivalent.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale at fair value:

	December 31,
Key inputs	2016	2015
Discount rate:
Range	2.6% – 8.8%	2.5% – 9.1%
Weighted average	3.0%	2.8%
Twelve-month projected housing price index change:
Range	2.0% – 4.5%	1.8% – 5.0%
Weighted average	3.7%	3.7%
Voluntary prepayment / resale speed (1):
Range	0.1% – 24.4%	0.6% – 20.1%
Weighted average	20.9%	16.6%
Total prepayment speed (2):
Range	0.1% – 39.8%	0.7% – 37.6%
Weighted average	34.3%	30.9%

(1)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(2)	Total prepayment speed is measured using Life Total CPR.

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

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as a “Level 3” fair value asset or liability. The Company estimates the fair value of an IRLC based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loans and the probability that the mortgage loan will fund or be purchased (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on mortgage loans acquired for sale at fair value and may be allocated to Net mortgage loan servicing fees as a hedge of the fair value of MSRs in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31,
Key inputs	2016	2015
Pull-through rate:
Range	35.0% – 100.0%	54.1% – 100.0%
Weighted average	84.9%	90.1%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.2 – 5.9	1.0 – 5.8
Weighted average	4.3	4.4
Percentage of unpaid principal balance:
Range	0.3% – 2.8%	0.2% – 3.8%
Weighted average	1.3%	1.5%

Hedging Derivatives

The Company estimates the fair value of commitments to sell mortgage loans based on quoted MBS prices. These derivative financial instruments are categorized by the Company as “Level 1” fair value assets and liabilities for those based on exchange traded market prices or as “Level 2” fair value assets and  liabilities for those based on observable MBS prices or interest rate volatilities in the MBS market. Changes in the fair value of hedging derivatives are included in Net gains on mortgage loans acquired for sale at fair value, or Net mortgage loan servicing fees-Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities, as applicable, in the consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSRs include the prepayment rates of the underlying mortgage loans, the applicable pricing spread (discount rate), and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSRs are included in Net mortgage loan servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Year ended December 31,
	2016		2015		2014
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	value	cost	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans amounts in thousands)
MSR and pool characteristics:
Amount recognized	$17,319	$560,212	$18,013	$454,840	$24,698	$185,152
Unpaid principal balance of underlying mortgage loans	$1,452,779	$44,827,516	$1,463,150	$32,849,718	$1,982,505	$15,362,240
Weighted average servicing fee rate (in basis points)	33	30	33	34	33	31
Key inputs:
Pricing spread (1):
Range	7.2%-10.5%	7.2%-14.4%	7.0% - 14.4%	6.8% - 16.2%	7.8% - 16.2%	6.8% - 15.7%
Weighted average	9.2%	9.5%	9.3%	9.2%	11.4%	10.8%
Annual total prepayment speed (2):
Range	3.3%-53.8%	2.8%-50.9%	1.9% - 62.4%	2.5% - 50.0%	7.6% - 46.1%	7.6% - 47.8%
Weighted average	11.8%	9.0%	11.8%	8.9%	9.3%	8.3%
Life (in years):
Range	0.5-11.9	1.3-12.9	1.1-12.3	1.3 -12.0	1.5 -7.5	1.4 -7.5
Weighted average	6.8	8.1	6.5	7.2	6.9	7.0
Per-loan annual cost of servicing:
Range	$68-$105	$68-$106	$59 – $101	$59 – $95	$53 – $100	$53 – $100
Weighted average	$88	$89	$77	$78	$86	$84

(1)

Pricing spread represents a margin that is applied to a reference interest rates forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs.

(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs at year end and the effect on the fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	December 31, 2016		December 31, 2015
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)

MSR and pool characteristics:
Carrying value	$515,925	$1,111,747	$660,247	$751,688
Unpaid principal balance of underlying mortgage loans	$43,667,165	$85,509,941	$54,182,477	$56,420,227
Weighted average note interest rate	4.1%	3.7%	4.1%	3.8%
Weighted average servicing fee rate (in basis points)	32	31	32	32
Key inputs:
Pricing spread (1):
Range	7.6% – 14.9%	7.6% – 14.9%	7.2% – 14.1%	7.2% – 12.8%
Weighted average	10.1%	10.7%	8.9%	8.9%
Effect on fair value of (2):
5% adverse change	($9,097)	($22,382)	($11,115)	($13,467)
10% adverse change	($17,872)	($43,889)	($21,857)	($26,472)
20% adverse change	($34,516)	($84,464)	($42,283)	($51,183)
Average life (in years):
Range	1.3 – 8.6	1.6 – 9.4	1.9 – 9.0	1.8 – 9.1
Weighted average	6.7	8.1	6.9	7.4
Prepayment speed (3):
Range	7.0% – 46.7%	6.6% – 43.9%	5.3% – 43.8%	5.7% – 46.7%
Weighted average	10.3%	8.7%	9.7%	9.5%
Effect on fair value of (2):
5% adverse change	($8,818)	($16,636)	($12,475)	($14,360)
10% adverse change	($17,336)	($32,750)	($24,499)	($28,197)
20% adverse change	($33,533)	($63,513)	($47,286)	($54,406)
Annual per-loan cost of servicing:
Range	$78-$101	$79-$101	$68 – $97	$68 – $95
Weighted average	$92	$92	$86	$84
Effect on fair value of (2):
5% adverse change	($5,612)	($8,890)	($6,812)	($5,725)
10% adverse change	($11,225)	($17,781)	($13,624)	($11,451)
20% adverse change	($22,450)	($35,562)	($27,247)	($22,901)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSLs include the prepayment rates of the underlying mortgage loans, the applicable pricing spread (discount rate), and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSLs are included in Net servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	December 31,
	2016	2015
MSL and pool characteristics:
Carrying value (in thousands)	$15,192	$1,399
Unpaid principal balance of underlying mortgage loans (in thousands)	$2,074,896	$806,897
Weighted average servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	8.0%	6.4%
Average life (in years)	3.7	3.4
Prepayment speed (2)	31.7%	33.1%
Annual per-loan cost of servicing	$497	$258

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSLs.

(2)	Prepayment speed is measured using Life Total CPR.

Excess Servicing Spread Financing at Fair Value

The Company categorizes ESS as a “Level 3” fair value liability. Because the ESS is a claim to a portion of the cash flows from MSRs, the fair value measurement of the ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring the ESS as used to measure MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSR and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS. The key inputs used in the estimation of ESS fair value include pricing spread (discount rate) and prepayment speed. Significant changes to either of those inputs in isolation could result in a significant change in the fair value of ESS. Changes in these key inputs are not necessarily directly related.

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the mortgage loans underlying the ESS, thereby increasing its fair value, which is owed to PMT. Increases in the fair value of ESS decrease income and are included in Net mortgage loan servicing fees-Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities.

Following are the key inputs used in determining the fair value of ESS financing:

	December 31,
	2016	2015

Carrying value (in thousands)	$288,669	$412,425
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$32,376,359	$51,966,405
Average servicing fee rate (in basis points)	34	32
Average excess servicing spread (in basis points)	19	17
Key inputs:
Pricing spread (1):
Range	3.8% – 4.8%	4.8% – 6.5%
Weighted average	4.4%	5.7%
Average life (in years):
Range	1.4 – 8.6	1.4 – 9.0
Weighted average	6.8	6.9
Annualized prepayment speed (2):
Range	7.0% – 41.3%	5.2% – 52.4%
Weighted average	10.5%	9.6%

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)	Prepayment speed is measured using Life Total CPR.

Note 9—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	December 31,
	2016	2015
	(in thousands)

Government-insured or guaranteed	$1,984,020	$992,805
Conventional conforming	141,524	59,868
Purchased from Ginnie Mae pools serviced by the Company	40,437	42,600
Repurchased pursuant to representations and warranties	6,834	5,931
	$2,172,815	$1,101,204
Fair value of mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,422,255	$833,748
Mortgage loan participation and sale agreements	702,919	245,741
	$2,125,174	$1,079,489

Note 10—Derivative Financial Instruments

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	December 31, 2016			December 31, 2015
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)

Derivatives not designated as hedging instruments:
Interest rate lock commitments	4,279,611	$65,848	$6,457	3,487,366	$45,885	$2,112
Forward purchase contracts	12,746,191	77,905	16,914	5,254,293	4,181	9,004
Forward sales contracts	16,577,942	28,324	85,035	6,230,811	4,965	7,497
MBS put options	1,175,000	3,934	—	1,275,000	404	—
MBS call options	1,600,000	217	—	—	—	—
Put options on interest rate futures purchase contracts	1,125,000	3,109	—	1,650,000	1,832	203
Call options on interest rate futures purchase contracts	900,000	203	—	600,000	1,555	47
Interest rate swap futures purchase contracts	200,000	—	—	—	—	—
Total derivatives before netting		179,540	108,406		58,822	18,863
Netting		(96,635)	(86,044)		(8,542)	(9,780)
		$82,905	$22,362		$50,280	$9,083
Deposits placed with (received from) derivative counterparties, net		$10,591			$(1,238)

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Year ended December 31, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	year	Additions	expirations	year
	(in thousands)

Forward purchase contracts	5,254,293	210,412,697	(202,920,799)	12,746,191
Forward sale contracts	6,230,811	262,202,884	(251,855,753)	16,577,942
MBS put options	1,275,000	19,225,000	(19,325,000)	1,175,000
MBS call options	—	1,600,000	—	1,600,000
Put options on interest rate futures purchase contracts	1,650,000	15,331,000	(15,856,000)	1,125,000
Call options on interest rate futures purchase contracts	600,000	5,687,500	(5,387,500)	900,000
Put options on interest rate futures sale contracts	—	9,436,000	(9,436,000)	—
Call options on interest rate futures sale contracts	—	550,000	(550,000)	—
Treasury futures purchase contracts	—	585,800	(585,800)	—
Treasury futures sale contracts	—	585,800	(585,800)	—
Interest rate swap futures purchase contracts	—	400,000	(200,000)	200,000
Interest rate swap futures sale contracts	—	200,000	(200,000)	—

	Year ended December 31, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	year	Additions	expirations	year
	(in thousands)

Forward purchase contracts	2,634,218	103,571,212	(100,951,137)	5,254,293
Forward sale contracts	3,901,851	137,061,118	(134,732,158)	6,230,811
MBS put options	340,000	3,902,500	(2,967,500)	1,275,000
MBS call options	—	160,000	(160,000)	—
Put options on interest rate futures purchase contracts	755,000	8,790,000	(7,895,000)	1,650,000
Call options on interest rate futures purchase contracts	630,000	6,055,000	(6,085,000)	600,000
Put options on interest rate futures sale contracts	50,000	50,000	(100,000)	—
Call options on interest rate futures sale contracts	—	35,100	(35,100)	—

	Year ended December 31, 2014
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	year	Additions	expirations	year
	(in thousands)

Forward purchase contracts	1,418,527	45,827,559	(44,611,868)	2,634,218
Forward sale contracts	2,659,000	63,117,808	(61,874,957)	3,901,851
MBS put options	185,000	1,730,000	(1,575,000)	340,000
MBS call options	105,000	590,000	(695,000)	—
Put options on interest rate futures purchase contracts	—	2,997,500	(2,242,500)	755,000
Call options on interest rate futures purchase contracts	—	2,385,000	(1,755,000)	630,000
Put options on interest rate futures sale contracts	—	425,000	(375,000)	50,000
Call options on interest rate futures sale contracts	—	1,025,000	(1,025,000)	—
Treasury futures purchase contracts	—	148,900	(148,900)	—
Treasury futures sale contracts	—	170,600	(170,600)	—
Eurodollar futures purchase contracts	—	26,000	(26,000)	—
Eurodollar futures sales contracts	—	26,000	(26,000)	—

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Year ended December 31,
Hedged item	Income statement line	2016	2015	2014
		(in thousands)
Interest rate lock commitments and mortgage loans held for sale	Net gains (losses) on mortgage loans held for sale	$20,619	$(48,960)	$(109,771)
Mortgage servicing rights	Net mortgage loan servicing fees	$26,405	$(7,717)	$26,840

Note 11—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Balance at beginning of year	$660,247	$325,383	$224,913
Additions:
Purchases	146	382,824	135,480
Mortgage servicing rights resulting from mortgage loan sales	17,319	18,013	24,698
	17,465	400,837	160,178
Sales	—	—	(10,881)
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(80,244)	7,352	(9,447)
Other changes in fair value (2)	(81,543)	(73,325)	(39,380)
Total change in fair value	(161,787)	(65,973)	(48,827)
Balance at end of year	$515,925	$660,247	$325,383

	December 31,
	2016	2015
	(in thousands)
Fair value of mortgage servicing rights pledged to secure:
Assets sold under agreements to repurchase	$403,099	$37,705
Note payable	106,748	20,881
	$509,847	$58,586

(1)	Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes in market interest rates.

(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Amortized cost:
Balance at beginning of year	$798,925	$415,245	$263,373
Mortgage servicing rights resulting from mortgage loan sales	560,212	454,840	185,152
Amortization	(139,666)	(71,160)	(33,280)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	(12,777)	—	—
Balance at end of year	1,206,694	798,925	415,245

Valuation allowance:
Balance at beginning of year	(47,237)	(9,800)	(4,622)
Additions	(60,487)	(37,437)	(5,178)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary impairment	12,777	—	—
Balance at end of year	(94,947)	(47,237)	(9,800)
Mortgage servicing rights, net	$1,111,747	$751,688	$405,445
Fair value of mortgage servicing rights at end of year	$1,112,302	$766,345	$416,802
Fair value of mortgage servicing rights at beginning of year	$766,345	$416,802	$269,422

	December 31,
	2016	2015
	(in thousands)
Fair value of mortgage servicing rights pledged to secure:
Assets sold under agreements to repurchase	$1,076,223	$744,974
Note payable	31,601	—
	$1,107,824	$744,974

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This projection was developed using the inputs used by management in its December 31, 2016 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Year ending December 31,	amortization
(in thousands)
2017	$134,697
2018	123,738
2019	112,616
2020	101,852
2021	91,814
Thereafter	641,977
$1,206,694

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs are recorded in Net mortgage loan servicing fees—Loan servicing fees—Ancillary and other fees on the consolidated statements of income. The fees are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Contractual servicing fees	$385,633	$290,474	$173,005
Ancillary and other fees:
Late charges	19,341	5,835	4,320
Other	4,706	2,266	1,257
	$409,680	$298,575	$178,582

Mortgage Servicing Liabilities at Fair Value:

The activity in mortgage servicing liability carried at fair value is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Balance at beginning of year	$1,399	$6,306	$—
Mortgage servicing liabilities accepted for cash	10,139	—	—
Mortgage servicing liabilities resulting from mortgage loan sales	14,991	20,442	1,965
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	5,264	(15,653)	8,005
Other changes in fair value (2)	(16,601)	(9,696)	(3,664)
Total change in fair value	(11,337)	(25,349)	4,341
Balance at end of year	$15,192	$1,399	$6,306

(1)	Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes in market interest rates.

(2)	Represents changes due to realization of cash flows.

Note 12—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Balance at beginning of year	$69,926	$67,298	$61,142
Carried Interest recognized during the year	980	2,628	6,156
Balance at end of year	$70,906	$69,926	$67,298

The amount of the Carried Interest that will be received by the Company depends on the Investment Funds’ future performance. As a result, the amount of Carried Interest recorded by the Company is based on the cash flows that would be produced assuming termination of the Investment Funds at year end and may be reduced in future periods based on the performance of the Investment Funds in those periods. However, the Company is not required to pay guaranteed returns to the Investment Funds and the amount of any reduction to Carried Interest will be limited to the amounts previously recognized.

Management expects the Carried Interest to be collected by the Company when the Investment Funds liquidate. The Investment Funds will continue in existence through December 31, 2017, as a result of PCM’s election to exercise the first of such three one-year extensions provided in their limited liability company and limited partnership agreements.

Note 13—Furniture, Fixtures, Equipment and Building Improvements

Furniture, fixtures, equipment and building improvements is summarized below:

	December 31,
	2016	2015
	(in thousands)
Furniture, fixtures, equipment and building improvements	$48,713	$26,862
Less: Accumulated depreciation and amortization	(17,392)	(10,551)
	$31,321	$16,311
Fixed assets pledged to secure obligations under capital lease	$25,134	$14,034

Depreciation and amortization expenses are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Depreciation and amortization expenses	$6,842	$4,149	$3,111
Less: Depreciation and amortization allocated to PMT(1)	(1,350)	(2,051)	(2,066)
Depreciation and amortization expenses included in Other expense	$5,492	$2,098	$1,045

(1)	The Company’s management agreement with PMT provides for allocation by the Company of certain common overhead cost to PMT.

Note 14—Capitalized Software

Capitalized software is summarized below:

	December 31,
	2016	2015
	(in thousands)
Cost	$13,457	$4,920
Less: Accumulated amortization	(2,252)	(1,895)
	$11,205	$3,025
Capitalized software pledged to secure obligation under capital lease	$515	$783

Software amortization expenses totaled $357,000, $324,000 and $320,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 15—Borrowings

The borrowing facilities described throughout this Note 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2016.

Assets Sold Under Agreements to Repurchase

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

Assets sold under agreements to repurchase are summarized below:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$1,438,181	$823,490	$529,832
Weighted average interest rate (1)	2.91%	1.78%	1.78%
Total interest expense	$49,791	$21,377	$14,285
Maximum daily amount outstanding	$2,661,746	$1,976,744	$1,073,073

	December 31,
	2016	2015
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,736,922	$1,167,405
Unamortized debt issuance costs	(1,808)	(674)
	$1,735,114	$1,166,731
Unused amount (2)	$1,205,078	$40,178
Fair value of assets securing repurchase agreements:
Mortgage loans held for sale	$1,422,255	$833,748
Mortgage servicing rights	$1,479,322	$782,679
Servicing advances	$81,306	$68,507
Financing receivable from PennyMac Mortgage Investment Trust	$150,000	$—
Weighted average interest rate	3.02%	2.50%
Margin deposits placed with counterparties (3)	$3,000	$2,500

(1)	Excludes the effect of amortization of commitment fees totaling $7.3 million, $7.4 million and $4.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets sold.

(3)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2016	Balance
(dollars in thousands)

Within 30 days	$136,213
Over 30 to 90 days	1,193,709
Over 90 days	407,000
Total loans sold under agreements to repurchase	$1,736,922
Weighted average maturity (in months)	4.4

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of December 31, 2016:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$36,579	March 4, 2017	March 30, 2017
Credit Suisse First Boston Mortgage Capital LLC	$1,072,322	December 19, 2017	December 19, 2017
Bank of America, N.A.	$26,932	March 19, 2017	March 28, 2017
Morgan Stanley Bank, N.A.	$11,741	February 18, 2017	August 25, 2017
JP Morgan Chase Bank, N.A.	$8,076	March 20, 2017	August 18, 2017
Citibank, N.A.	$5,338	January 28, 2017	February 2, 2017
Barclays Bank PLC	$2,351	March 17, 2017	December 1, 2017
Royal Bank of Canada	$—		September 18, 2017

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

The mortgage loan participation and sale agreements are summarized below:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Average balance	$268,416	$157,918	$22,756
Weighted average interest rate (1)	1.75%	1.45%	1.43%
Total interest expense	$5,523	$2,670	$427
Maximum daily amount outstanding	$1,268,871	$250,325	$144,846

	December 31,
	2016	2015
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$671,562	$234,898
Unamortized debt issuance costs	(136)	(26)
	$671,426	$234,872
Weighted average interest rate	2.02%	1.45%
Fair value of mortgage loans pledged to secure mortgage loan participation and sale agreements	$702,919	$245,741

(1)	Excludes the effect of amortization of facility fees totaling $740,000 and $355,000 for the years ended December 31, 2016 and 2015, respectively.

Notes Payable

The Company entered into a revolving credit agreement, dated as of December 30, 2015, pursuant to which the lenders agreed to make revolving loans in an amount not to exceed $100 million. On November 18, 2016, the credit agreement was amended and restated. Pursuant to the amended and restated credit agreement, the lenders have agreed to make revolving loans in an amount not to exceed $150 million. The proceeds of the loans are to be used solely for working capital and general corporate purposes of the Company and its subsidiaries. Interest on the loans shall accrue at a per annum rate of interest equal to, at an election of the Company, either LIBOR plus the applicable margin or an alternate base rate (as defined in the credit agreement). During the existence of certain events of default, interest shall accrue at a higher rate. The maturity date of the loans is 364 days following the date of the credit agreement.

During December 2015, the Company entered into a note payable which is secured by MSRs relating to certain mortgage loans in the Company’s servicing portfolio.  Interest is charged at a rate based on LIBOR plus the applicable contract margin.

Notes payable are summarized below:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Average balance	$108,475	$214,235	$102,546
Weighted average interest rate (1)	5.13%	3.28%	2.93%
Total interest expense	$8,688	$9,336	$4,382
Maximum daily amount outstanding	$153,849	$469,380	$154,948

(1)	Excluding the effect of amortization of debt issuance costs totaling $3.0 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively.

	December 31,
	2016	2015
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$151,935	$62,677
Unamortized debt issuance costs	(993)	(1,541)
	$150,942	$61,136
Weighted average interest rate	4.67%	4.17%
Unused amount	$98,065	$57,328
Assets pledged to secure notes payable:
Cash	$91,788	$93,757
Carried Interest	$70,906	$69,926
Mortgage servicing rights	$138,349	$20,881

Obligations Under Capital Lease

In December 2015, the Company entered into a sale-leaseback transaction secured by certain fixed assets and capitalized software. The Company accounts for the sale-leaseback transaction as a capital lease. The capital lease matures on November 3, 2019 and bears interest at a spread over one month LIBOR.

Obligations under capital lease are summarized below:

	Year ended December 31,
	2016	2015
	(dollars in thousands)
During the year:
Average balance	$18,620	$1,132
Weighted average interest rate	2.47%	2.34%
Total interest expense	$510	$18
Maximum daily amount outstanding	$24,242	$13,579
Year end:
Unpaid principal balance	$23,424	$13,579
Weighted average interest rate	2.48%	2.34%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$25,134	$14,034
Capitalized software	$515	$783

Excess Servicing Spread Financing

In conjunction with the Company’s purchase from non-affiliates of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements with PMT. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained all ancillary income associated with servicing the loans and a fixed base servicing fee. The Company continues to be the servicer of the mortgage loans and retains all servicing obligations, including responsibility to make servicing advances. The agreements are treated as financings and are carried at fair value with changes in fair value recognized in current period income.

Following is a summary of ESS:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Balance at beginning of year	$412,425	$191,166	$138,723
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust:
For cash	—	271,554	99,728
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	6,603	6,728	7,342
Accrual of interest	22,601	25,365	13,292
Repayment	(69,992)	(78,578)	(39,256)
Settlement (1)	(59,045)	—	—
Change in fair value	(23,923)	(3,810)	(28,663)
Balance at end of year	$288,669	$412,425	$191,166

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

Note 16—Liability for Losses Under Representations and Warranties

The activity in the Company’s liability for representations and warranties is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Balance at beginning of year	$20,611	$13,259	$8,123
Provision for losses on mortgage loans sold:
Resulting from sales of mortgage loans	7,090	7,512	5,291
Reduction in liability due to change in estimate	(7,672)	—	—
Incurred losses	(962)	(160)	(155)
Balance at end of year	$19,067	$20,611	$13,259
Unpaid principal balance of mortgage loans subject to representations and warranties at year end	$90,650,605	$60,687,246

The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance (“UPB”) of mortgage loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. Management believes the amount and range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or income.

   Note 17—Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PennyMac. The Company’s tax returns are subject to examination for 2013 and forward. PennyMac’s federal partnership returns are subject to examination for 2013 and forward, and its state tax returns are generally subject to examination for 2012 and forward. No returns are currently under examination.

The following table details the Company’s income tax expense.

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Current expense:
Federal	$(1,622)	$—	$2,234
State	(244)	—	559
Total current expense	(1,866)	—	2,793
Deferred expense:
Federal	38,082	24,819	19,126
State	9,887	6,816	4,803
Total deferred expense	47,969	31,635	23,929
Total provision for income taxes	$46,103	$31,635	$26,722

The provision for deferred income taxes for the years ended December 31, 2016, 2015 and 2014 primarily relates to the Company’s investment in PennyMac partially offset by the Company’s generation and utilization of a net operating loss and generation of tax credits. The portion attributable to its investment in PennyMac primarily relates to MSRs that PennyMac received pursuant to sales of mortgage loans held for sale at fair value and Carried Interest from the Investment Funds.

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year ended December 31,
	2016	2015	2014
Federal income tax statutory rate	35.0%	35.0%	35.0%
Less: Rate attributable to noncontrolling interest	(24.8)%	(25.1)%	(25.0)%
State income taxes, net of federal benefit	1.6%	1.6%	1.5%
Other	0.2%	(0.2)%	0.5%
Valuation allowance	0.0%	0.0%	0.0%
Effective tax rate	12.0%	11.3%	12.0%

The components of the Company’s provision for deferred income taxes are as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Investment in PennyMac	$40,493	$40,272	$20,981
Net operating loss	8,110	(8,637)	2,948
Tax credits	(634)	—	—
Valuation allowance	—	—	—
Total provision for deferred income taxes	$47,969	$31,635	$23,929

The components of Deferred tax asset are as follows:

	December 31,
	2016	2015
	(in thousands)
Taxes currently receivable	$—	$3,883
Deferred income tax asset, net	—	14,495
Deferred tax asset	$—	$18,378

The components of Income taxes payable are as follows:

	December 31,
	2016	2015
	(in thousands)
Taxes currently receivable	$7,615	$—
Deferred income tax liability, net	(32,703)	—
Income taxes payable	$(25,088)	$—

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2016	2015
	(in thousands)
Deferred income tax assets (liabilities):
Investment in PennyMac	$(33,864)	$5,858
Net operating loss carryforward	527	8,637
Tax credits carryforward	634	—
Deferred income tax asset (liabilities), net	$(32,703)	$14,495

The Company recorded a net deferred income tax liability in Income taxes payable in the consolidated balance sheet as of December 31, 2016. At December 31, 2015, the Company had a net deferred income tax asset that was recorded in Deferred tax asset. The current year change from a deferred tax asset to a deferred tax liability is attributable to the results of PennyMac operations, primarily from the deferral for tax purposes of income from MSRs and Carried Interest from Investment Funds. The increase in Income taxes payable was partially offset by increases in deferred tax assets resulting from PennyMac members exchanging Class A units for PFSI Class A common stock. As existing members exchange their units, the Company records a deferred tax asset related to PennyMac’s election pursuant to Section 754 of the Internal Revenue Code.

The Company recorded a deferred tax asset of $0.5 million related to a net operating loss of approximately $1.3 million which generally expires in 2036, and tax credits of $0.6 million, most of which have no expiration and some of which expire in 2036.

At December 31, 2016 and 2015, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the recognition of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such expenses in the Company’s income tax accounts. No such accruals existed at December 31, 2016 and 2015.

Note 18—Noncontrolling Interest

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$66,079	$47,228	$36,842
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$6,877	$4,982	$7,107
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC	301	319	718

	December 31,
	2016	2015
Percentage of noncontrolling interest in Private National Mortgage Acceptance Company, LLC	70.6%	71.1%

Note 19—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(62,283)	$(82,709)	$43,665
Hedging activities	10,275	(47,150)	(90,507)
	(52,008)	(129,859)	(46,842)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales, net	562,540	452,411	207,885
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(7,090)	(7,512)	(5,291)
Reduction in liability due to change in estimate	7,672	—	—
Change in fair value relating to mortgage loans and hedging derivatives held at year end:
Interest rate lock commitments	15,618	11,372	25,640
Mortgage loans	2,796	3,949	12,733
Hedging derivatives	10,344	(1,810)	(19,264)
	539,872	328,551	174,861
Recapture payable to PennyMac Mortgage Investment Trust	(8,092)	(7,836)	(7,837)
	$531,780	$320,715	$167,024

Note 20—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$2,558	$506	$734
Mortgage loans held for sale at fair value	54,584	42,008	26,180
Placement fees relating to custodial funds	16,155	3,298	857
	73,297	45,812	27,771
From PennyMac Mortgage Investment Trust—Financing receivable	7,830	3,343	—
	81,127	49,155	27,771

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	49,791	21,377	14,285
Mortgage loan participation and sale agreements	5,523	2,670	427
Notes payable	8,688	9,336	4,382
Obligations under capital lease	510	18	2
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	15,102	6,883	2,460
Interest on mortgage loan impound deposits	3,991	2,888	2,409
	83,605	43,172	23,965
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	22,601	25,365	13,292
	106,206	68,537	37,257
	$(25,079)	$(19,382)	$(9,486)

Note 21—Stock‑based Compensation

The Company’s 2013 Equity Incentive Plan provides for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of December 31, 2016, the Company has 2.0 million units available for future awards.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Performance-based RSUs	$9,475	$9,293	$3,075
Stock options	4,464	5,713	5,101
Time-based RSUs	2,494	2,294	1,824
Exchangeable PNMAC units	72	221	331
	$16,505	$17,521	$10,331

Performance‑Based RSUs

The performance‑based RSUs provide for the issuance of shares of the Company’s Class A common stock based on the attainment of earnings per share and/or total shareholder return goals and are generally adjusted for grantee job performance ratings. The grantees’ satisfaction of the performance goals will be established by review of a committee of the Company’s board of directors. Approximately 414,000 shares vested under the grants with a performance period ended December 31, 2016 will be issued to the grantees in April 2017. No shares were issued relating to the RSUs with a performance period ended December 31, 2015 as the established performance goals were not achieved.

The performance‑based RSUs contain performance goals (attainment of earnings per share) and the grants awarded during the year ended December 31, 2014 included a market goal (total shareholder return). The actual amount of shares earned could vary from zero, if the performance goals are not met, to as much as 150% of target, if the performance goals are meaningfully exceeded. The Company separately accounts for the performance and market goals when recognizing compensation expense relating to performance‑based RSUs.

The grant date fair value of the market goal component of the performance‑based RSUs is measured using a variant of the Black‑Scholes model.

Following are the key inputs for grants made:

Year ended
December 31, 2014
Expected volatility (1)	42%
Expected dividends	0%
Risk-free rate	0.1% - 0.7%
Expected grantee forfeiture rate	4.3% - 20.2%

(1)	Based on historical volatilities of comparable companies’ common stock.

The fair value of the performance goal component of the performance‑based RSUs is measured based on the fair value of the Company’s common stock at the grant date, taking into consideration management’s estimate of the expected outcome of the performance goal, and the number of shares to be forfeited during the vesting period.

Following is a summary of performance‑based RSU activity:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	2,350	1,257	491
Granted	813	1,143	789
Vested	—	—	—
Forfeited or cancelled	(688)	(50)	(23)
Outstanding at end of year	2,475	2,350	1,257
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$16.30	$15.48	$11.30
Granted	$11.28	$17.21	$14.35
Vested	—	—	—
Forfeited	$16.87	$16.46	$15.94
Outstanding at end of year	$14.24	$16.30	$15.48
Compensation expense recorded during the year	$9,475	$9,293	$3,075

	December 31,
	2016	2015
	( in thousands, except for vesting periods)
Unamortized compensation cost	$10,048	$16,620
Number of shares expected to vest	2,109	2,141
Weighted average remaining vesting period (in months)	12	17

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

The fair value of each stock option award is estimated on the date of grant using a variant of the Black Scholes model based on the following inputs:

	Year ended December 31,
	2016	2015	2014
Expected volatility (1)	28%	41%	42%
Expected dividends	0%	0%	0%
Risk-free interest rate	0.3% - 2.1%	0.1% - 2.3%	0.1% - 2.9%
Expected grantee forfeiture rate	0.0% -20.2%	0.0% -18.7%	4.3% - 20.2%

(1)	Based on historical volatilities of the Company’s common stock for 2016 grants and based on historical volatilities of comparable companies’ common stock for 2015 and 2014 grants.

The Company uses its historical employee departure behavior to estimate grantee forfeiture rates used in the option‑pricing model.  The expected term of common stock options granted is derived from the option pricing model and represents the period of time that common stock options granted are expected to be outstanding. The risk‑free interest rate for periods within the contractual term of the common stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The table below summarizes stock option award activity and compensation expense:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per option amounts)
Number of Stock Options:
Outstanding at beginning of year	1,845	1,167	419
Granted	962	715	769
Exercised	(9)	—	—
Forfeited	(60)	(37)	(21)
Outstanding at end of year	2,738	1,845	1,167
Weighted average exercise price per option:
Outstanding at beginning of year	$18.17	$18.23	$21.03
Granted	$11.29	$17.52	$17.22
Exercised	$17.33	$17.26	$—
Forfeited	$15.66	$17.88	$18.71
Outstanding at end of year	$15.81	$18.17	$18.23
Compensation expense recorded during the year	$4,464	$5,713	$5,101

	December 31,
	2016	2015
	(in thousands, except for time periods)
Number of options exercisable at end of year	1,104	533
Weighted average remaining contractual term (in years):
Outstanding	8.0	8.6
Exercisable	7.1	8.0
Aggregate intrinsic value:
Outstanding	$5,042	$—
Exercisable	$13	$—
Expected vesting amounts at year end:
Number of options expected to vest	1,504	1,280
Weighted average vesting period (in months)	11	17

Time‑Based RSUs

The RSU grant agreements provide for the award of time‑based RSUs, entitling the award recipient to one share of the Company’s Class A common stock for each RSU. One‑third of the time‑based RSUs vest on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through each anniversary.

Compensation cost relating to time‑based RSUs is based on the grant date fair value of the Company’s Class A common stock and the number of shares expected to vest. For purposes of estimating the cost of the time‑based RSUs granted, the Company assumes forfeiture rates of 4.3% ‑ 20.2% per year based on the grantees’ employee classification.

Following is a summary of time‑based RSU activity:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	271	202	100
Granted	261	150	147
Vested	(127)	(75)	(33)
Forfeited	(23)	(6)	(12)
Outstanding at end of year	382	271	202
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$17.81	$17.92	$18.04
Granted	$11.77	$17.87	$16.73
Vested	$17.99	$18.25	$20.46
Forfeited	$15.55	$26.07	$10.72
Outstanding at end of year	$13.71	$17.81	$17.92
Compensation expense recorded during the year	$2,494	$2,294	$1,824

	December 31,
	2016	2015
	( in thousands, except for vesting periods)
Unamortized compensation cost	$1,742	$2,270
Number of shares expected to vest	339	232
Weighted average remaining vesting period (in months)	12	20

Note 22—Supplemental Cash Flow Information

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Cash paid for interest	$104,938	$69,317	$36,320
Cash paid for income taxes	$1,866	$1,909	$4,800
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$577,531	$472,853	$209,850
Mortgage servicing liabilities resulting from mortgage loan sales	$14,991	$20,442	$1,965
Transfer of Note receivable from PennyMac Mortgage Investment Trust to Asset sold under agreement to repurchase from PennyMac Mortgage Investment Trust	$150,000	$—	$—
Non-cash financing activity:
Transfer of excess servicing spread to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$6,603	$6,728	$7,342
Unpaid distribution to Private National Mortgage Acceptance Company, LLC members	$7,585	$—	$—
Issuance of common stock in settlement of director fees	$313	$297	$222

Note 23—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Company is subject to financial eligibility requirements for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include tangible net worth of $2.5 million plus 25 basis points (0.25%) of the Company’s total 1-4 unit servicing portfolio, excluding mortgage loans subserviced for others and a liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency UPB in excess of 6.0%.

The Company is also subject to financial eligibility requirements for Ginnie Mae single-family issuers. The eligibility requirements include net worth of $2.5 million plus 35 basis points of PLS' outstanding Ginnie Mae single-family obligations and a liquidity requirement equal to the greater of $1.0 million or 10 basis points of PLS' outstanding Ginnie Mae single-family securities.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	December 31, 2016		December 31, 2015
Agency–company subject to requirement	Balance (1)	Requirement	Balance (1)	Requirement
	(in thousands)
Capital
Fannie Mae & Freddie Mac - PLS	$1,289,464	$335,883	$835,157	$283,655
Ginnie Mae - PLS	$1,085,549	$455,542	$633,222	$386,732
Ginnie Mae - PennyMac	$1,261,565	$501,097	$894,731	$425,405
HUD - PLS	$1,085,549	$2,500	$633,222	$2,500
Liquidity
Fannie Mae & Freddie Mac - PLS	$179,230	$45,930	$145,431	$38,936
Ginnie Mae - PLS	$179,230	$115,304	$145,431	$95,868

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 24—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of December 31, 2016, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Purchase and Fund Mortgage Loans

December 31, 2016
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$2,508,788
Commitments to fund mortgage loans	1,770,823
$4,279,611

Leases

The Company leases office facilities. Rent expense during the years ended December 31, 2016, 2015 and 2014 was $9.1 million, $4.6 million and $4.2 million, respectively.

The following table provides a summary of future minimum lease payments required under lease agreements, which may also contain renewal options as of December 31, 2016:

Future minimum lease payments
(in thousands)
2017	$9,516
2018	12,702
2019	13,227
2020	12,885
2021	11,304
Thereafter	41,152
$100,786

Note 25—Segments

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

Financial performance and results by segment are as follows:

	Year ended December 31, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains (losses) on mortgage loans held for sale at fair value	$464,027	$67,753	$531,780	$—	$531,780
Loan origination fees	125,534	—	125,534	—	125,534
Fulfillment fees from PennyMac Mortgage Investment Trust	86,465	—	86,465	—	86,465
Net servicing fees	—	185,466	185,466	—	185,466
Management fees	—	—	—	22,746	22,746
Carried Interest from Investment Funds	—	—	—	980	980
Net interest income (expense):	—	—		—
Interest income	48,944	32,182	81,126	1	81,127
Interest expense	32,669	73,537	106,206	50	106,256
	16,275	(41,355)	(25,080)	(49)	(25,129)
Other	2,104	1,022	3,126	319	3,445
Total net revenue	694,405	212,886	907,291	23,996	931,287
Expenses	278,309	248,985	527,294	21,510	548,804
Income before provision for income taxes and non-segment activities	416,096	(36,099)	379,997	2,486	382,483
Non-segment activities (2)	—	—	—	—	600
Income before provision for income taxes	$416,096	$(36,099)	$379,997	$2,486	$383,083
Segment assets at year end (3)	$2,195,330	$2,841,551	$5,036,881	$91,517	$5,128,398

(1)	All revenues are from external customers.
(2)	Primarily represents repricing Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement
(3)	Excludes parent Company assets, which consist primarily of working capital of $5.5 million.

	Year ended December 31, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$310,254	$10,461	$320,715	$—	$320,715
Loan origination fees	91,520	—	91,520	—	91,520
Fulfillment fees from PennyMac Mortgage Investment Trust	58,607	—	58,607	—	58,607
Net servicing fees	—	229,543	229,543	—	229,543
Management fees	—	—	—	28,237	28,237
Carried Interest from Investment Funds	—	—	—	2,628	2,628
Net interest income (expense):
Interest income	39,238	9,917	49,155	—	49,155
Interest expense	19,851	48,686	68,537	—	68,537
	19,387	(38,769)	(19,382)	—	(19,382)
Other	1,868	1,087	2,955	(18)	2,937
Total net revenue	481,636	202,322	683,958	30,847	714,805
Expenses	209,767	201,025	410,792	23,125	433,917
Income before provision for income taxes and non-segment activities	271,869	1,297	273,166	7,722	280,888
Non-segment activities (2)	—	—	—	—	(1,695)
Income before provision for income taxes	$271,869	$1,297	$273,166	$7,722	$279,193
Segment assets at year end (3)	$1,122,242	$2,270,940	$3,393,182	$92,893	$3,486,075

(1)	All revenues are from external customers

(2)	Represents repricing Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.

(3)	Excludes parent company assets, which consist primarily of deferred tax asset of $18.4 million.

	Year ended December 31, 2014
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues: (1)
Net gains on mortgage loans held for sale at fair value	$158,758	$8,266	$167,024	$—	$167,024
Loan origination fees	41,576	—	41,576	—	41,576
Fulfillment fees from PennyMac Mortgage Investment Trust	48,719	—	48,719	—	48,719
Net servicing fees	—	216,919	216,919	—	216,919
Management fees	—	—	—	42,508	42,508
Carried Interest from Investment Funds	—	—	—	6,156	6,156
Net interest income (expense):
Interest income	21,873	5,893	27,766	5	27,771
Interest expense	12,143	25,114	37,257	—	37,257
	9,730	(19,221)	(9,491)	5	(9,486)
Other	1,890	1,275	3,165	318	3,483
Total net revenue	260,673	207,239	467,912	48,987	516,899
Expenses	125,054	141,314	266,368	28,876	295,244
Income before provision for income taxes and non-segment activities	135,619	65,925	201,544	20,111	221,655
Non-segment activities (2)	—	—	—	—	1,378
Income before provision for income taxes	$135,619	$65,925	$201,544	$20,111	$223,033
Segment assets at year end (3)	$1,040,358	$1,320,092	$2,360,450	$92,881	$2,453,331

(1)	All revenues are from external customers.

(2)	Represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.

(3)	Excludes parent Company assets, which consist primarily of deferred tax asset of $46.0 million

Note 26—Selected Quarterly Results (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2016				2015
	Dec. 31	Sept. 30	June. 30	Mar. 31	Dec. 31	Sept. 30	June. 30	Mar. 31
	(in thousands, except per share data)
During the quarter:
Net gains on mortgage loans held for sale at fair value	$127,932	$182,121	$130,203	$91,524	$78,736	$82,646	$83,955	$75,378
Fulfillment fees from PennyMac Mortgage Investment Trust	27,164	27,255	19,111	12,935	12,855	17,553	15,333	12,866
Net mortgage loan servicing fees	95,528	45,864	26,555	17,519	76,959	57,258	68,549	26,776
Management fees and Carried Interest	5,619	5,628	5,974	6,505	6,059	7,939	7,145	9,722
Other income	33,042	30,527	25,963	14,918	12,631	23,809	21,369	15,572
	289,285	291,395	207,806	143,401	187,240	189,205	196,351	140,314
Expenses	159,877	152,117	123,548	113,262	110,007	115,282	121,552	87,076
Income before provision for income taxes	129,408	139,278	84,258	30,139	77,233	73,923	74,799	53,238
Provision for income taxes	15,568	16,976	9,963	3,596	8,327	8,575	8,619	6,114
Net income	113,840	122,302	74,295	26,543	68,906	65,348	66,180	47,124
Less: Net income attributable to noncontrolling interest	91,096	98,617	59,820	21,368	56,135	52,668	53,431	38,096
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$22,744	$23,685	$14,475	$5,175	$12,771	$12,680	$12,749	$9,028
Earnings per share of common stock:
Basic	$1.02	$1.07	$0.66	$0.24	$0.58	$0.58	$0.59	$0.42
Diluted	$1.00	$1.06	$0.65	$0.23	$0.58	$0.58	$0.59	$0.42
Quarter end:
Mortgage loans held for sale at fair value	$2,172,815	$3,127,377	$2,097,138	$1,653,963	$1,101,204	$1,696,980	$1,594,262	$1,353,944
Mortgage servicing rights	1,627,672	1,337,674	1,290,928	1,337,082	1,411,935	1,307,392	1,135,510	790,411
Carried Interest from Investment Funds	70,906	70,870	70,763	70,519	69,926	70,196	68,713	68,531
Servicing advances, net	348,306	306,150	296,581	284,140	299,354	252,172	244,806	242,397
Other assets	914,203	754,123	860,910	635,559	622,875	488,582	387,314	402,718
Total assets	$5,133,902	$5,596,194	$4,616,320	$3,981,263	$3,505,294	$3,815,322	$3,430,605	$2,858,001
Assets sold under agreements to repurchase	$1,735,114	$2,491,366	$1,591,798	$1,658,578	$1,166,731	$1,286,411	$1,263,248	$992,187
Mortgage loan participation and sale agreement	671,426	782,913	737,176	246,636	234,872	247,410	195,959	190,762
Notes payable	150,942	110,619	114,235	127,693	61,136	406,990	246,456	134,665
Excess servicing spread financing at fair value to PennyMac Mortgage Investment Trust	288,669	280,367	294,551	321,976	412,425	418,573	359,102	222,309
Other liabilities	888,395	640,525	707,707	533,167	567,780	466,631	446,367	465,242
Total liabilities	3,734,546	4,305,790	3,445,467	2,888,050	2,442,944	2,826,015	2,511,132	2,005,165
Total equity	1,399,356	1,290,404	1,170,853	1,093,213	1,062,350	989,307	919,473	852,836
Total liabilities and equity	$5,133,902	$5,596,194	$4,616,320	$3,981,263	$3,505,294	$3,815,322	$3,430,605	$2,858,001

Note 27—Parent Company Information

The Company’s debt financing agreements require PLS, the Company’s indirect controlled subsidiary, to comply with financial covenants that include a minimum tangible net worth of $90 million. PLS is limited from transferring funds to the Parent by this minimum tangible net worth requirement.

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED BALANCE SHEET

	December 31,
	2016	2015
	(in thousands)
ASSETS
Cash	$5,505	$841
Investments in subsidiaries	472,792	344,007
Deferred tax asset	—	18,378
Due from subsidiaries	3,585	3,818
Total assets	$481,882	$367,044
LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	$75,954	$74,315
Income taxes payable	25,077	—
Total liabilities	101,031	74,315
Stockholders' equity	380,851	292,729
Total liabilities and stockholders' equity	$481,882	$367,044

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENT OF INCOME

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Revenues
Dividends from subsidiary	$6,418	$3,825	$11,900
Interest	49	121	—
Revaluation of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	551	(1,695)	1,378
Total revenue	7,018	2,251	13,278
Expenses
Interest	—	6	—
Total expenses	—	6	—
Income before provision for income taxes and equity in undistributed earnings in subsidiaries	7,018	2,245	13,278
Provision for income taxes	46,103	31,635	26,722
Income before equity in undistributed earnings of subsidiaries	(39,085)	(29,390)	(13,444)
Equity in undistributed earnings of subsidiaries	105,164	76,618	50,286
Net income	$66,079	$47,228	$36,842

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$66,079	$47,228	$36,842
Adjustments to reconcile net income to net cash provided by (used in ) operating activities
Equity in undistributed earnings of subsidiaries	(105,164)	(76,618)	(50,286)
Revaluation of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(551)	1,695	(1,378)
Decrease in deferred tax asset	18,668	29,730	21,922
Decrease in intercompany receivable	(76)	(3,819)	—
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(5,132)	—
Decrease in payables to subsidiaries	—	—	(50)
Increase in income taxes payable	25,559	—	—
Net cash provided by (used in) operating activities	4,515	(6,916)	7,050
Cash flows from financing activities
Proceeds from common stock options exercised	149	—	—
Net cash provided by financing activities	149	—	—
Net change in cash	4,664	(6,916)	7,050
Cash at beginning of year	841	7,757	707
Cash at end of year	$5,505	$841	$7,757

Note 28—Recently Issued Accounting Pronouncements

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

The FASB has issued several amendments to ASU 2014-09, including:

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

•

In December 2016, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments to this update affect narrow aspects of the guidance issued in ASU 2014-09. The amendments remove certain items under its scope and clarify application of certain principles. The amendments address loan guarantee fees, contracts costs impairment testing, provisions for losses on construction, insurance contracts, disclosure of remaining performance obligations, contract modifications, contract asset versus receivable, refund liability, advertising cost, fixed-odds wagering contracts in the casino industry and cost capitalization for advisor to private funds and public funds.

The Company expects that upon adoption, the guidance currently applied by the Company to its Carried Interest may be affected. The Company’s Carried Interest arrangements with the Investment Funds represent capital allocations to PFSI. The Company is currently evaluating whether the nature and substance of its Carried Interest arrangements are within the scope of ASU 2014-09, or whether such Carried Interest should be accounted for under the equity method of accounting under the Investments – Equity Method and Joint Ventures topic of the ASC.

If the Company concludes the Carried Interest should be accounted for under the equity method of accounting, Carried Interest would be accounted for as a financial instrument and the amount recognized by the Company would not change significantly.  The Company is still determining the potential additional effects of ASU 2014-09 on its financial statements for other arrangements that may be within the scope of ASU 2014-09.

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

If management concludes that there is “substantial doubt” about the entity’s ability to continue as a going concern, it must disclose the principal conditions or events causing substantial doubt to be raised, management’s evaluation of the conditions and management’s plans. If substantial doubt is not alleviated as a result of management’s plans, the company is required to include a statement that there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 also requires an entity to disclose how the substantial doubt was resolved in the period that substantial doubt no longer exists.

ASU 2014-15 is effective for the annual period ending December 31, 2016. The adoption of ASU 2014-15 did not have an effect on the financial statements of the Company.

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

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income is permitted and can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. The Company does not expect that the adoption of ASU 2016-01will have an effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors) and supersedes previous leasing standards. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. As shown in Note 24 - Commitments and Contingencies, the Company had approximately $100.8 million in future minimum lease payment commitments as of December 31, 2016. Were the Company to adopt ASU 2016-02 as of December 31, 2016, it would be required to recognize a right-of-use asset and a corresponding liability based on the present value of such obligation as of December 31, 2016. The Company does not expect to recognize a significant cumulative effect adjustment to its stockholders’ equity as a result of adopting ASU 2016-02.

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

•

Changes the requirement to estimate the number of awards that are expected to vest. Under ASU 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest as presently required or account for forfeitures when they occur. Under current GAAP, accruals of compensation cost are based on the number of awards that are expected to vest.

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

ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company does not expect the adoption of ASU 2016-09 to have a significant effect on its consolidated financial statements.

Note 29—Subsequent Events

•

On February 16, 2017, the Company, through the Issuer Trust, issued an aggregate principal amount of $400 million in Term Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended.  The Term Notes bear interest at a rate equal to one-month LIBOR plus 4.75% per annum, payable each month beginning in February 2017. The Term Notes will mature on February 25, 2020 or, if extended pursuant to the terms of the related indenture supplement, February 25, 2021 (unless earlier redeemed in accordance with their terms).  The Term Notes rank pari passu with the VFN issued by Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae MSRs and ESS that are financed pursuant to the GNMA MSR Facility.

•

On March 3, 2017, the Company, through PLS, amended and restated a master repurchase agreement, by and between Citibank, N.A. (“Citibank”) and PLS, pursuant to which PLS may sell to, and later repurchase from, Citibank certain newly originated mortgage loans that are originated through the PLS consumer direct lending channel or purchased from correspondent sellers through a subsidiary of PMT and, in either case, held by PLS pending sale and/or securitization. This repurchase agreement is committed to March 2, 2018 and provides for a maximum aggregate purchase price of $400 million, of which $200 million is committed.  In connection with the amendment and restatement, the committed amount was increased from $150 million to $200 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)
By:	/s/ David A. Spector
David A. Spector
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector	President and Chief Executive Officer	March 9, 2017
David A. Spector	(Principal Executive Officer)

/s/ Andrew S. Chang	Chief Financial Officer	March 9, 2017
Andrew S. Chang	(Principal Financial Officer)

/s/ Gregory L. Hendry	Chief Accounting Officer	March 9, 2017
Gregory L. Hendry	(Principal Accounting Officer)

/s/ Stanford L. Kurland	Executive Chairman	March 9, 2017
Stanford L. Kurland

/s/ Matthew Botein	Director	March 9, 2017
Matthew Botein

/s/ James Hunt	Director	March 9, 2017
James Hunt

/s/ Patrick Kinsella	Director	March 9, 2017
Patrick Kinsella

/s/ Joseph Mazzella	Director	March 9, 2017
Joseph Mazzella

/s/ Farhad Nanji	Director	March 9, 2017
Farhad Nanji

/s/ Mark Wiedman	Director	March 9, 2017
Mark Wiedman

/s/ Emily Youssouf	Director	March 9, 2017
Emily Youssouf