Form 10-Q
period 2017-03-31
PENNYMAC FINANCIAL SERVICES, INC.
filed 2017-05-09
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Class A Common Stock, $0.0001 par value	23,391,416
Class B Common Stock, $0.0001 par value	49

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2017

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

You should not place undue reliance on any forward‑looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2017.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2017	2016
	(in thousands, except share amounts)
ASSETS
Cash (includes $60,835 and $91,788 pledged to creditors)	$72,767	$99,367
Short-term investments at fair value	116,334	85,964
Mortgage loans held for sale at fair value (includes $2,252,717 and $2,125,174 pledged to creditors)	2,277,751	2,172,815
Derivative assets	82,001	82,905
Servicing advances, net (includes valuation allowance of $46,804 and $45,425; $66,130 and $81,306 pledged to creditors)	317,513	348,306
Carried Interest due from Investment Funds pledged to creditors	70,778	70,906
Investment in PennyMac Mortgage Investment Trust at fair value	1,331	1,228
Mortgage servicing rights (includes $506,916 and $515,925 at fair value; $1,720,117 and $1,617,671 pledged to creditors)	1,725,061	1,627,672
Real estate acquired in settlement of loans	1,014	1,418
Furniture, fixtures, equipment and building improvements, net (includes $29,665 and $25,134 pledged to creditors)	31,568	31,321
Capitalized software, net (includes $1,919 and $515 pledged to creditors)	15,453	11,205
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	150,000	150,000
Receivable from PennyMac Mortgage Investment Trust	20,756	16,416
Receivable from Investment Funds	998	1,219
Mortgage loans eligible for repurchase	318,378	382,268
Other	49,674	50,892
Total assets	$5,251,377	$5,133,902
LIABILITIES
Assets sold under agreements to repurchase	$2,034,808	$1,735,114
Mortgage loan participation and sale agreements	241,638	671,426
Notes payable	436,725	150,942
Obligations under capital lease	31,178	23,424
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	277,484	288,669
Derivative liabilities	15,873	22,362
Accounts payable and accrued expenses	108,489	134,611
Mortgage servicing liabilities at fair value	15,994	15,192
Payable to Investment Funds	18,356	20,393
Payable to PennyMac Mortgage Investment Trust	164,743	170,036
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	78,712	75,954
Income taxes payable	31,968	25,088
Liability for mortgage loans eligible for repurchase	318,378	382,268
Liability for losses under representations and warranties	19,436	19,067
Total liabilities	3,793,782	3,734,546

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 22,917,545 and 22,426,779 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 49 shares	—	—
Additional paid-in capital	191,514	182,772
Retained earnings	175,428	164,549
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	366,944	347,323
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	1,090,651	1,052,033
Total stockholders' equity	1,457,595	1,399,356
Total liabilities and stockholders’ equity	$5,251,377	$5,133,902

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2017	2016
	(in thousands, except earnings per share)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$88,651	$93,476
Recapture payable to PennyMac Mortgage Investment Trust	(1,695)	(1,952)
	86,956	91,524
Mortgage loan origination fees:
From non-affiliates	24,195	21,427
From PennyMac Mortgage Investment Trust	1,379	1,007
	25,574	22,434
Fulfillment fees from PennyMac Mortgage Investment Trust	16,570	12,935
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	106,467	91,327
From PennyMac Mortgage Investment Trust	10,486	11,453
From Investment Funds	496	701
Ancillary and other fees	11,866	11,452
	129,315	114,933
Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	(57,925)	(116,863)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	2,773	19,449
	(55,152)	(97,414)
Net mortgage loan servicing fees	74,163	17,519
Management fees:
From PennyMac Mortgage Investment Trust	5,008	5,352
From Investment Funds	366	560
	5,374	5,912
Carried Interest from Investment Funds	(128)	593
Net interest expense:
Interest income:
From non-affiliates	22,054	11,927
From PennyMac Mortgage Investment Trust	1,805	1,602
	23,859	13,529
Interest expense:
To non-affiliates	24,827	13,972
To PennyMac Mortgage Investment Trust	4,647	7,015
	29,474	20,987
Net interest expense	(5,615)	(7,458)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	139	(86)
Results of real estate acquired in settlement of loans	(25)	(435)
Other	1,465	463
Total net revenues	204,473	143,401
Expenses
Compensation	85,240	68,298
Servicing	26,843	20,887
Technology	11,356	6,847
Loan origination	4,133	4,186
Professional services	3,818	3,733
Other	11,051	9,311
Total expenses	142,441	113,262
Income before provision for income taxes	62,032	30,139
Provision for income taxes	7,646	3,596
Net income	54,386	26,543
Less: Net income attributable to noncontrolling interest	43,507	21,368
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$10,879	$5,175

Earnings per common share
Basic	$0.48	$0.24
Diluted	$0.47	$0.23
Weighted average common shares outstanding
Basic	22,619	22,006
Diluted	77,143	76,194

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Class A Common Stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)

Balance at December 31, 2015	21,991	$2	$172,354	$98,470	$791,524	$1,062,350
Net income	—	—	—	5,175	21,368	26,543
Stock and unit-based compensation	47	—	1,107	—	3,270	4,377
Issuance of common stock in settlement of directors' fees	6	—	74	—	—	74
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	3	—	601	—	(601)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(131)	—	—	(131)
Balance at March 31, 2016	22,047	$2	$174,005	$103,645	$815,561	$1,093,213

Balance at December 31, 2016	22,427	$2	$182,772	$164,549	$1,052,033	$1,399,356
Net income	—	—	—	10,879	43,507	54,386
Stock and unit-based compensation	157	—	1,903	—	3,874	5,777
Issuance of common stock in settlement of directors' fees	5	—	84	—	—	84
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	329	—	8,763	—	(8,763)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(2,008)	—	—	(2,008)
Balance at March 31, 2017	22,918	$2	$191,514	$175,428	$1,090,651	$1,457,595

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2017	2016
	(in thousands)
Cash flow from operating activities
Net income	$54,386	$26,543
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(86,956)	(91,524)
Accrual of servicing rebate payable to Investment Funds	45	75
Amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	55,152	97,414
Carried Interest from Investment Funds	128	(593)
Capitalization of interest on mortgage loans held for sale at fair value	(8,900)	(5,827)
Accrual of interest on excess servicing spread financing	4,647	7,015
Amortization of debt issuance costs	3,269	2,537
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(103)	122
Results of real estate acquired in settlement in loans	25	435
Stock and unit-based compensation expense	5,525	4,377
Provision for servicing advance losses	9,921	10,562
Depreciation and amortization	1,952	1,076
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(10,016,788)	(6,854,876)
Originations of mortgage loans held for sale	(1,061,212)	(1,218,163)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(936,948)	(424,813)
Sale and principal payments of mortgage loans held for sale	11,860,133	7,942,200
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	21,530	4,715
Repurchase of mortgage loans subject to representations and warranties	(5,303)	(6,913)
Decrease in servicing advances	21,251	1,897
Decrease in receivable from Investment Funds	176	122
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(4,206)	1,843
Decrease in deferred tax asset	—	3,570
Increase in other assets	(1,019)	(3,692)
Decrease in accounts payable and accrued expenses	(28,163)	(3,680)
Decrease in payable to Investment Funds	(2,037)	(1,586)
Decrease in payable to PennyMac Mortgage Investment Trust	(5,480)	(9,698)
Increase in income taxes payable	7,630	—
Net cash used in operating activities	(111,345)	(516,862)
Cash flow from investing activities
(Increase) decrease in short-term investments	(30,370)	18,055
Net settlement of derivative financial instruments used for hedging	(20,492)	38,579
Purchase of mortgage servicing rights	(203)	(11)
Purchase of furniture, fixtures, equipment and leasehold improvements	(2,329)	(8,939)
Acquisition of capitalized software	(4,526)	(1,378)
Increase in margin deposits and restricted cash	(2,434)	(4,551)
Net cash (used in) provided by investing activities	(60,354)	41,755
Cash flow from financing activities
Sale of assets under agreements to repurchase	5,815,923	7,614,302
Repurchase of assets sold under agreements to repurchase	(5,516,480)	(7,122,979)
Issuance of mortgage loan participation certificates	5,302,595	4,838,963
Repayment of mortgage loan participation certificates	(5,732,434)	(4,827,226)
Advances on notes payable	400,000	68,000
Repayment of notes payable	(110,633)	(1,828)
Advances of obligations under capital lease	10,298	—
Repayment of obligations under capital lease	(2,544)	(1,509)
Repayment of excess servicing spread financing	(14,632)	(20,881)
Settlement of excess servicing spread financing	—	(59,045)
Payment of debt issuance costs	(7,246)	(1,602)
Proceeds from common stock options exercised	252	—
Net cash provided by financing activities	145,099	486,195
Net (decrease) increase in cash	(26,600)	11,088
Cash at beginning of period	99,367	105,472
Cash at end of period	$72,767	$116,560

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods, but are not necessarily indicative of income to be anticipated for the full year ending December 31, 2017. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Revenues generated from these entities (generally comprised of fulfillment fees, mortgage loan servicing fees, management fees, Carried Interest, servicing recapture fees and net interest charged to these entities) totaled 16% and 30% of total net revenue for the quarters ended March 31, 2017 and 2016, respectively.

Note 3—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and Mortgage Servicing Rights (“MSR”) Recapture

The Company provides fulfillment and other services to PMT under a mortgage banking services agreement. Before September 12, 2016, the Company was entitled to a fulfillment fee based on the type of mortgage loan that PMT acquired and equal to a percentage of the unpaid principal balance (“UPB”) of such mortgage loan. The applicable fulfillment fee percentages were (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans sold in accordance with the Ginnie Mae Mortgage‑Backed Securities Guide, and (iii) 0.50% for all other mortgage loans not contemplated above; provided, however, that the Company was permitted, in its sole discretion, to reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction was only credited to the reimbursement applicable to the month in which the related mortgage loan was funded.

Effective September 12, 2016, pursuant to the terms of an amended and restated mortgage banking services agreement, the applicable fulfillment fee percentages are (i) 0.35% for mortgage loans sold or delivered to Fannie Mae or Freddie Mac, and (ii) 0.85% for all other mortgage loans; provided, however, that no fulfillment fee shall be due or payable to the Company with respect to any mortgage loans underwritten to Ginnie Mae guidelines. PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae mortgage-backed securities (“MBS”) and act as a servicer. Accordingly, under the agreement, the Company currently purchases mortgage loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT before being purchased by the Company.

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

Following is a summary of mortgage loan production activities and MSR recapture between the Company and PMT:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Mortgage servicing rights and excess servicing spread recapture incurred included in Net gains on mortgage loans held for sale at fair value	$1,695	$1,952

Fulfillment fee revenue	$16,570	$12,935
Unpaid principal balance of mortgage loans fulfilled for PMT	$4,631,906	$3,259,363

Sourcing fees paid to PMT	$2,871	$1,950
Unpaid principal balance of mortgage loans purchased from PMT	$9,574,717	$6,495,722

Proceeds from sale of mortgage loans held for sale to PMT	$21,530	$4,715
Tax service fees received from PMT included in Mortgage loan origination fees	$1,379	$1,007
Early purchase program fees earned from PMT included in Mortgage loan servicing fees	$5	$1

Mortgage Loan Servicing

The Company has a loan servicing agreement with PMT. The servicing agreement provides for servicing fees of per‑loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to mortgage loans it services for PMT. The servicing agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect.

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

•

The Company is also entitled to certain activity-based fees for distressed whole mortgage loans that are charged based on the achievement of certain events. These fees range from 0.50% for a streamline modification to 1.50% for a liquidation and $500 for a deed-in-lieu of foreclosure. The Company is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per mortgage loan in any 18-month period.

•

Because PMT has limited employees and infrastructure, the Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, the Company receives a supplemental servicing fee of $25 per month for each distressed mortgage loan. The Company is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred by the Company in performance of its servicing obligations.

•

Except as otherwise provided in the MSR recapture agreement, when the Company effects a refinancing of a mortgage loan on behalf of PMT and not through a third-party lender and the resulting mortgage loan is readily saleable, or the Company originates a loan to facilitate the disposition of a REO, the Company is entitled to receive from PMT market-based fees and compensation consistent with pricing and terms the Company offers unaffiliated parties on a retail basis.

•

The Company is entitled to retain any incentive payments made to it and to which it is entitled under the U.S. Department of Treasury’s Home Affordable Modification Plan (“HAMP”); provided, however, that with respect to any such incentive payments paid to the Company in connection with a mortgage loan modification for which PMT previously paid the Company a modification fee, the Company is required to reimburse PMT an amount equal to the incentive payments.

The servicing agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base and supplemental	$65	$56
Activity-based	143	115
	208	171
Mortgage loans at fair value:
Base and supplemental	1,958	3,359
Activity-based	2,390	3,449
	4,348	6,808
Mortgage servicing rights:
Base and supplemental	5,837	4,385
Activity-based	93	89
	5,930	4,474
	$10,486	$11,453

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

•

The performance incentive fee is calculated quarterly at a defined annualized percentage of the amount by which PMT’s “net income,” on a rolling four‑quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.”

The performance incentive fee is equal to the sum of: (a) 10% of the amount by which PMT’s net income for the quarter exceeds (i) an 8% return on equity plus the “high watermark,” up to (ii) a 12% return on PMT’s equity; plus (b) 15% of the amount by which PMT’s net income for the quarter exceeds (i) a 12% return on PMT’s equity plus the “high watermark,” up to (ii) a 16% return on PMT’s equity; plus (c) 20%

of the amount by which PMT’s net income for the quarter exceeds a 16% return on equity plus the “high watermark.”

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Base management	$5,008	$5,352
Performance incentive	—	—
	$5,008	$5,352

Expense Reimbursement

Under the management agreement, PMT reimburses the Company for its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that the Company and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of PMT. With respect to the allocation of the Company’s and its affiliates’ personnel, from and after September 12, 2016, the Company shall be reimbursed $120,000 per fiscal quarter, such amount to be reviewed annually and not preclude reimbursement for any other services performed by the Company or its affiliates.

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$1,434	$2,561
Expenses incurred on PMT's behalf, net	255	55
	$1,689	$2,616
Payments and settlements during the period (1)	$24,393	$27,661

(1)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. The Company received no reimbursement from PMT during the quarters ended March 31, 2017 and 2016.

In the event a termination fee is payable to the Company under the management agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

Investing Activities

Master Repurchase Agreement with the Issuer Trust

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

In connection with the GNMA MSR Facility, PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of the PC Repurchase Agreement. In return, the Issuer Trust (a) has issued to PLS, pursuant to the terms of an indenture, the Series 2016-MSRVF1 Variable Funding Note, dated December 19, 2016, known as the “PNMAC GMSR ISSUER TRUST MSR Collateralized Notes, Series 2016-MSRVF1” (the “VFN”), and (b) has issued and may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors additional term notes (“Term Notes”), in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the VFN is $1,000,000,000.

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

Following is a summary of investing activities between the Company and PMT:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell:
Interest income	$1,805	$—
Note receivable from PennyMac Mortgage Investment Trust:
Interest income	$—	$1,602
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received from PennyMac Mortgage Investment Trust	$36	$35
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	103	(121)
	$139	$(86)

	March 31,	December 31,
	2017	2016
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$150,000	$150,000
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,331	$1,228
Number of shares	75	75

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

Following is a summary of financing activities between the Company and PMT:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Excess servicing spread financing:
Issuance pursuant to recapture agreement	$1,573	$1,911
Repayment	$14,632	$20,881
Settlement	$—	$59,045
Change in fair value	$(2,773)	$(19,449)
Interest expense	$4,647	$7,015
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on mortgage loans held for sale at fair value	$1,403	$1,822

Amounts Due from and Payable to PMT

Amounts due from and payable to PMT are summarized below:

	March 31,	December 31,
	2017	2016
	(in thousands)
Receivable from PMT:
Allocated expenses and expenses incurred on PMT's behalf	$10,211	$1,046
Management fees	5,008	5,081
Servicing fees	4,149	5,465
Conditional Reimbursement	900	900
Fulfillment fees	345	1,300
Interest on assets purchased under agreements to resell	106	253
Correspondent production fees	37	2,371
	$20,756	$16,416
Payable to PMT:
Deposits made by PMT to fund servicing advances	$153,827	$162,945
Mortgage servicing rights recapture payable	536	707
Other	10,380	6,384
	$164,743	$170,036

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

The Company also has loan servicing agreements with the Investment Funds. The loan servicing to be provided by the Company under the loan servicing agreements with the Investment Funds includes collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. The Company may also engage in certain loan origination activities that include refinancing mortgage loans and arranging financings that facilitate sales of REOs.

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

Amounts due from and payable to the Investment Funds are summarized below:

	March 31,	December 31,
	2017	2016
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$42,365	$42,427
PNMAC Mortgage Opportunity Fund Investors, LLC	28,413	28,479
	$70,778	$70,906
Receivable from Investment Funds:
Mortgage loan servicing fees	$299	$231
Mortgage loan servicing fee rebate deposit	255	250
Management fees	232	500
Expense reimbursements	212	238
	$998	$1,219
Payable to Investment Funds:
Deposits received to fund servicing advances	$18,208	$20,221
Other	148	172
	$18,356	$20,393

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with owners of PennyMac other than the Company on the date of the IPO that provides for the payment from time to time by the Company to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $78.7 million and $76.0 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2017 and December 31, 2016, respectively. The Company made no payments during the quarters ended March 31, 2017 and 2016.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$10,879	$5,175
Weighted average shares of common stock outstanding	22,619	22,006
Basic earnings per share of common stock	$0.48	$0.24

Diluted earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$10,879	$5,175
Effect of net income attributable to PennyMac Class A units exchangeable to common stock, net of income taxes	25,550	12,671
Diluted net income attributable to common stockholders	$36,429	$17,846
Weighted average shares of common stock outstanding	22,619	22,006
Dilutive shares:
PennyMac Class A units exchangeable to common stock	53,589	54,043
Common shares issuable under stock-based compensation plan	935	145
Diluted weighted average shares of common stock outstanding	77,143	76,194
Diluted earnings per share of common stock	$0.47	$0.23

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded based on whether their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the anti-dilutive weighted-average number of outstanding stock options and performance-based restricted stock units (“RSUs”) excluded from the calculation of diluted earnings per share:

	Quarter ended March 31,
	2017	2016
	(in thousands except for weighted-average exercise price)
Stock options (1)	1,562	2,106
Performance-based RSUs (2)	1,763	2,567
Total anti-dilutive stock-based compensation units	3,325	4,673
Weighted-average exercise price of anti-dilutive stock options (1)	$18.15	$15.80

(1)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were anti-dilutive.

(2)	Certain performance-based RSUs were outstanding but not included in the computation of diluted earnings per share because the performance thresholds included in such RSUs have not been achieved.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement as servicer with the mortgage loans:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Cash flows:
Sales proceeds	$11,860,133	$7,942,200
Servicing fees received (1)	$84,186	$58,480
Net servicing advances	$(10,302)	$(8,281)

(1)	Net of guarantee fees paid to the Agencies.

	March 31,	December 31,
	2017	2016
	(in thousands)
Unpaid principal balance of mortgage loans outstanding	$97,505,384	$89,516,155
Delinquencies:
30-89 days	$2,136,516	$2,545,970
90 days or more:
Not in foreclosure	$544,717	$735,263
In foreclosure	$200,047	$137,856
Foreclosed	$2,456	$2,552
Bankruptcy	$288,728	$256,471

The UPB of the Company’s mortgage loan servicing portfolio is summarized as follows:

	March 31, 2017
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$137,249,780	$—	$137,249,780
Affiliated entities	—	63,452,796	63,452,796
Mortgage loans held for sale	2,180,760	—	2,180,760
	$139,430,540	$63,452,796	$202,883,336
Commercial real estate loans subserviced for the Company	$—	$42,870	$42,870
Delinquent mortgage loans:
30 days	$2,655,089	$321,926	$2,977,015
60 days	817,780	114,676	932,456
90 days or more:
Not in foreclosure	2,112,358	566,055	2,678,413
In foreclosure	922,343	573,943	1,496,286
Foreclosed	36,383	391,160	427,543
	$6,543,953	$1,967,760	$8,511,713
Bankruptcy	$842,519	$264,962	$1,107,481
Custodial funds managed by the Company (1)	$2,732,225	$779,880	$3,512,105

(1)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which is included in Interest income in the Company’s consolidated statements of income.

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

(1)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on custodial funds it manages on behalf of the mortgage loans’ investors, which is included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of mortgage loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2017	2016
	(in thousands)
California	$43,053,075	$42,303,952
Texas	16,717,643	16,037,426
Virginia	13,873,143	13,143,510
Florida	13,623,881	12,817,627
Maryland	9,155,970	8,564,923
All other states	106,459,624	101,372,564
	$202,883,336	$194,240,002

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts.

	March 31, 2017			December 31, 2016
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements - IRLCs	$68,618	$—	$68,618	$65,848	$—	$65,848
Derivatives subject to a master netting arrangements:
Forward purchase contracts	69,321	—	69,321	77,905	—	77,905
Forward sale contracts	1,173	—	1,173	28,324	—	28,324
MBS put options	1,541	—	1,541	3,934	—	3,934
MBS call options	—		—	217		217
Put options on interest rate futures purchase contracts	1,630	—	1,630	3,109	—	3,109
Call options on interest rate futures purchase contracts	1,012	—	1,012	203	—	203
Netting	—	(61,294)	(61,294)	—	(96,635)	(96,635)
	74,677	(61,294)	13,383	113,692	(96,635)	17,057
	$143,295	$(61,294)	$82,001	$179,540	$(96,635)	$82,905

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2017				December 31, 2016
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
IRLCs	$68,618	$—	$—	$68,618	$65,848	$—	$—	$65,848
Federal National Mortgage Association	4,624	—	—	4,624	—	—	—	—
Barclays Capital	4,181	—	—	4,181	12,002	—	—	12,002
RJ O'Brien	2,642	—	—	2,642	2,750	—	—	2,750
Others	1,936	—	—	1,936	2,305	—	—	2,305
	$82,001	$—	$—	$82,001	$82,905	$—	$—	$82,905

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The assets sold under agreements to repurchase do not qualify for netting.

	March 31, 2017			December 31, 2016
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements - IRLCs	$2,611	$—	$2,611	$6,457	$—	$6,457
Derivatives subject to a master netting arrangement:
Forward purchase contracts	1,225	—	1,225	16,914	—	16,914
Forward sale contracts	65,843	—	65,843	85,035	—	85,035
Netting	—	(53,806)	(53,806)	—	(86,044)	(86,044)
	67,068	(53,806)	13,262	101,949	(86,044)	15,905
Total derivatives	69,679	(53,806)	15,873	108,406	(86,044)	22,362
Mortgage loans sold under agreements to repurchase:
Amount outstanding	2,036,366	—	2,036,366	1,736,922	—	1,736,922
Unamortized debt issuance costs	(1,558)	—	(1,558)	(1,808)	—	(1,808)
	2,034,808	—	2,034,808	1,735,114	—	1,735,114
	$2,104,487	$(53,806)	$2,050,681	$1,843,520	$(86,044)	$1,757,476

Derivative Liabilities, Financial Instruments, and Collateral Held by Counterparty

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

	March 31, 2017				December 31, 2016
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
IRLCs	$2,611	$—	$—	$2,611	$6,457	$—	$—	$6,457
Credit Suisse First Boston Mortgage Capital LLC	882,443	(882,127)	—	316	961,533	(960,988)	—	545
Bank of America, N.A.	452,827	(444,148)	—	8,679	349,638	(342,769)	—	6,869
Morgan Stanley Bank, N.A.	280,735	(280,735)	—	—	189,756	(188,851)	—	905
JP Morgan Chase Bank, N.A.	198,331	(197,692)	—	639	135,322	(135,322)	—	—
Citibank, N.A.	129,814	(127,980)	—	1,834	81,555	(80,525)	—	1,030
Barclays Capital	54,203	(54,203)	—	—	28,467	(28,467)	—	—
Royal Bank of Canada	49,481	(49,481)	—	—	2,937	—	—	2,937
Goldman Sachs	443	—	—	443	823	—	—	823
BNP Paribas	—	—	—	—	1,151	—	—	1,151
Federal National Mortgage Association	—	—	—	—	1,033	—	—	1,033
Others	1,351	—	—	1,351	612	—	—	612
	$2,052,239	$(2,036,366)	$—	$15,873	$1,759,284	$(1,736,922)	$—	$22,362

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets other than Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell, as well as its originated MSRs relating to loans with initial interest rates of more than 4.5%, its purchased MSRs and its MSLs to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$116,334	$—	$—	$116,334
Mortgage loans held for sale at fair value	—	1,950,069	327,682	2,277,751
Derivative assets:
Interest rate lock commitments	—	—	68,618	68,618
Forward purchase contracts	—	69,321	—	69,321
Forward sales contracts	—	1,173	—	1,173
MBS put options	—	1,541	—	1,541
Put options on interest rate futures purchase contracts	1,630	—	—	1,630
Call options on interest rate futures purchase contracts	1,012	—	—	1,012
Total derivative assets before netting	2,642	72,035	68,618	143,295
Netting	—	—	—	(61,294)
Total derivative assets	2,642	72,035	68,618	82,001
Investment in PennyMac Mortgage Investment Trust	1,331	—	—	1,331
Mortgage servicing rights at fair value	—	—	506,916	506,916
	$120,307	$2,022,104	$903,216	$2,984,333
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$277,484	$277,484
Derivative liabilities:
Interest rate lock commitments	—	—	2,611	2,611
Forward purchase contracts	—	1,225	—	1,225
Forward sales contracts	—	65,843	—	65,843
Total derivative liabilities before netting	—	67,068	2,611	69,679
Netting	—	—	—	(53,806)
Total derivative liabilities	—	67,068	2,611	15,873
Mortgage servicing liabilities at fair value	—	—	15,994	15,994
	$—	$67,068	$296,089	$309,351

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$85,964	$—	$—	$85,964
Mortgage loans held for sale at fair value	—	2,125,544	47,271	2,172,815
Derivative assets:
Interest rate lock commitments	—	—	65,848	65,848
Forward purchase contracts	—	77,905	—	77,905
Forward sales contracts	—	28,324	—	28,324
MBS put options	—	3,934	—	3,934
MBS call options	—	217	—	217
Put options on interest rate futures purchase contracts	3,109	—	—	3,109
Call options on interest rate futures purchase contracts	203	—	—	203
Total derivative assets before netting	3,312	110,380	65,848	179,540
Netting	—	—	—	(96,635)
Total derivative assets	3,312	110,380	65,848	82,905
Investment in PennyMac Mortgage Investment Trust	1,228	—	—	1,228
Mortgage servicing rights at fair value	—	—	515,925	515,925
	$90,504	$2,235,924	$629,044	$2,858,837
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$288,669	$288,669
Derivative liabilities:
Interest rate lock commitments	—	—	6,457	6,457
Forward purchase contracts	—	16,914	—	16,914
Forward sales contracts	—	85,035	—	85,035
Total derivative liabilities before netting	—	101,949	6,457	108,406
Netting	—	—	—	(86,044)
Total derivative liabilities	—	101,949	6,457	22,362
Mortgage servicing liabilities at fair value	—	—	15,192	15,192
	$—	$101,949	$310,318	$326,223

As shown above, all or a portion of the Company’s mortgage loans held for sale, IRLCs, MSRs at fair value, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for the quarters ended March 31, 2017 and 2016:

	Quarter ended March 31, 2017
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2016	$47,271	$59,391	$515,925	$622,587
Purchases	690,472	—	203	690,675
Sales and repayments	(274,302)	—	—	(274,302)
Interest rate lock commitments issued, net	—	71,757	—	71,757
Mortgage servicing rights resulting from mortgage loan sales	—	—	5,984	5,984
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(1,928)	—	—	(1,928)
Other factors	—	25,119	(15,196)	9,923
	(1,928)	25,119	(15,196)	7,995
Transfers from Level 3 to Level 2	(133,831)	—	—	(133,831)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(90,260)	—	(90,260)
Balance, March 31, 2017	$327,682	$66,007	$506,916	$900,605
Changes in fair value recognized during the period relating to assets still held at March 31, 2017	$(4,042)	$25,119	$(15,196)	$5,881

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended March 31, 2017
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2016	$288,669	$15,192	$303,861
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,573	—	1,573
Accrual of interest	4,647	—	4,647
Repayments	(14,632)	—	(14,632)
Mortgage servicing liabilities resulting from mortgage loan sales	—	4,059	4,059
Changes in fair value included in income	(2,773)	(3,257)	(6,030)
Balance, March 31, 2017	$277,484	$15,994	$293,478
Changes in fair value recognized during the period relating to liabilities still outstanding at March 31, 2017	$(2,773)	$(3,257)	$(6,030)

	Quarter ended March 31, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2015	$48,531	$43,773	$660,247	$752,551
Purchases	345,886	—	11	345,897
Sales and repayments	(283,732)	—	—	(283,732)
Interest rate lock commitments issued, net	—	78,463	—	78,463
Mortgage servicing rights resulting from mortgage loan sales	—	—	4,468	4,468
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	1,769	—	(48,876)	(47,107)
Other factors	—	71,670	(21,447)	50,223
	1,769	71,670	(70,323)	3,116
Transfers from Level 3 to Level 2	(79,424)	—	—	(79,424)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(122,021)	—	(122,021)
Balance, March 31, 2016	$33,030	$71,885	$594,403	$699,318
Changes in fair value recognized during the period relating to assets still held at March 31, 2016	$501	$71,885	$(21,447)	$50,939

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Quarter ended March 31, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2015	$412,425	$1,399	$413,824
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,911	—	1,911
Mortgage servicing liabilities resulting from mortgage loan sales	—	5,409	5,409
Accrual of interest	7,015	—	7,015
Repayments	(20,881)	—	(20,881)
Settlement	(59,045)	—	(59,045)
Changes in fair value included in income	(19,449)	(61)	(19,510)
Balance, March 31, 2016	$321,976	$6,747	$328,723
Changes in fair value recognized during the period relating to liabilities still outstanding at March 31, 2016	$(12,239)	$(61)	$(12,300)

The information used in the preceding roll forwards represents activity for any assets and liabilities measured at fair value on a recurring basis and identified as using significant “Level 3” fair value inputs at either the beginning or the end of the periods presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain mortgage loans held for sale.

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended March 31,
	2017			2016
	Net gains on			Net gains on
	mortgage	Net mortgage		mortgage	Net mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$82,310	$—	$82,310	$136,082	$—	$136,082
Mortgage servicing rights at fair value	—	(15,196)	(15,196)	—	(70,323)	(70,323)
	$82,310	$(15,196)	$67,114	$136,082	$(70,323)	$65,759
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$2,773	$2,773	$—	$19,449	$19,449
Mortgage servicing liabilities at fair value	—	3,257	3,257	—	61	61
	$—	$6,030	$6,030	$—	$19,510	$19,510

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	March 31, 2017
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,013,417	$1,912,907	$100,510
90 days or more delinquent:
Not in foreclosure	239,165	242,444	(3,279)
In foreclosure	25,169	25,409	(240)
	$2,277,751	$2,180,760	$96,991

	December 31, 2016
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,148,947	$2,077,034	$71,913
90 days or more delinquent:
Not in foreclosure	19,227	19,399	(172)
In foreclosure	4,641	4,850	(209)
	$2,172,815	$2,101,283	$71,532

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets and liabilities that were measured at fair value on a nonrecurring basis during the periods presented:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,198,651	$1,198,651
Real estate acquired in settlement of loans	—	—	888	888
	$—	$—	$1,199,539	$1,199,539

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,093,242	$1,093,242
Real estate acquired in settlement of loans			1,152	1,152
	$—	$—	$1,094,394	$1,094,394

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$13,999	$(77,073)
Real estate acquired in settlement of loans	(37)	(435)
	$13,962	$(77,508)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell,  Assets sold under agreements to repurchase,  Mortgage loan participation and sale agreements,  Notes payable,  Obligations under capital lease and amounts receivable from and payable to the Advised Entities are carried at amortized cost.

The Company has concluded that the fair value of the Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell and the receivables from and payables to the Advised Entities approximate the carrying value due to their short terms and/or variable interest rates.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s executive chairman and chief executive, chief financial, chief risk, chief enterprise operations and deputy chief financial officers.

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

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

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

The Company’s right to purchase delinquent government guaranteed or insured mortgage loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased mortgage loans may be resold to third-party investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed pool. Such eligibility for resale generally occurs when the repurchased mortgage loans held by the Company that are not saleable into active markets become current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	March 31, 2017	December 31, 2016
Discount rate:
Range	2.8% – 8.9%	2.6% – 8.8%
Weighted average	2.8%	3.0%
Twelve-month projected housing price index change:
Range	3.0% – 4.0%	2.0% – 4.5%
Weighted average	3.6%	3.7%
Voluntary prepayment / resale speed (1):
Range	0.1% – 21.4%	0.1% – 24.4%
Weighted average	19.8%	20.9%
Total prepayment speed (2):
Range	0.1% – 40.9%	0.1% – 39.8%
Weighted average	38.9%	34.3%

(1)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on mortgage loans acquired for sale at fair value and may be allocated to Net mortgage loan servicing fees as a hedge of the fair value of MSRs in the consolidated statements of income when it is included as a component of the MSR hedging strategy.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of IRLCs:

Key inputs	March 31, 2017	December 31, 2016
Pull-through rate:
Range	43.9% – 100%	35.0% – 100.0%
Weighted average	83.8%	84.9%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.5 – 5.5	1.2 – 5.9
Weighted average	4.0	4.3
Percentage of unpaid principal balance:
Range	0.3% – 2.7%	0.3% – 2.8%
Weighted average	1.2%	1.3%

Hedging Derivatives

Fair value of hedging derivative financial instruments based on exchange traded market prices are categorized by the Company as “Level 1” fair value assets and liabilities. Fair value of hedging derivative financial instruments based on observable MBS prices or interest rate volatilities in the MBS market are categorized as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gains on mortgage loans acquired for sale at fair value, or Net mortgage loan servicing fees – Amortization, impairment and change in fair value of mortgage servicing rights and liabilities, as applicable, in the consolidated statements of income.

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

.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended March 31,
	2017		2016
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$5,984	$130,218	$4,468	$96,314
Unpaid principal balance of underlying mortgage loans	$504,065	$10,700,600	$367,807	$6,984,172
Weighted average servicing fee rate (in basis points)	31	29	33	33
Key inputs:
Pricing spread (1)
Range	7.6% – 11.0%	7.6% – 14.9%	7.2% – 9.8%	7.2% – 12.8%
Weighted average	10.5%	10.6%	8.7%	8.9%
Annual total prepayment speed (2)
Range	4.2% – 50.5%	3.4% – 45.4%	4.1% – 52.3%	3.8% – 48.0%
Weighted average	10.8%	8.2%	13.2%	11.1%
Life (in years)
Range	0.9 – 11.3	1.6 – 12.2	1.3 – 11.7	1.5 – 11.9
Weighted average	7.2	8.6	6.4	7.2
Per-loan annual cost of servicing
Range	$78 – $101	$79 – $101	$68 – $95	$68 – $95
Weighted average	$90	$91	$82	$82

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

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs at period end and the effect on fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	March 31, 2017		December 31, 2016
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$506,916	$1,218,145	$515,925	$1,111,747
Unpaid principal balance of underlying mortgage loans	$42,138,932	$93,210,356	$43,667,165	$85,509,941
Weighted average note interest rate	4.1%	3.7%	4.1%	3.7%
Weighted average servicing fee rate (in basis points)	32	31	32	31
Key inputs:
Pricing spread (1):
Range	7.6% – 14.9%	7.6% – 14.9%	7.6% – 14.9%	7.6% – 14.9%
Weighted average	10.1%	10.7%	10.1%	10.7%
Effect on fair value of (2):
5% adverse change	$(8,913)	$(24,695)	$(9,097)	$(22,382)
10% adverse change	$(17,510)	$(48,422)	$(17,872)	$(43,889)
20% adverse change	$(33,818)	$(93,179)	$(34,516)	$(84,464)
Average life (in years):
Range	1.1 – 8.6	1.9 – 9.4	1.3 – 8.6	1.6 – 9.4
Weighted average	6.8	8.1	6.7	8.1
Prepayment speed (3):
Range	7.0% – 53.4%	6.5% – 40.3%	7.0% – 46.7%	6.6% – 43.9%
Weighted average	10.2%	8.5%	10.3%	8.7%
Effect on fair value of (2):
5% adverse change	$(8,496)	$(18,158)	$(8,818)	$(16,636)
10% adverse change	$(16,706)	$(35,753)	$(17,336)	$(32,750)
20% adverse change	$(32,321)	$(69,359)	$(33,533)	$(63,513)
Annual per-loan cost of servicing:
Range	$78 – $99	$79 – $99	$78 – $101	$79 – $101
Weighted average	$90	$89	$92	$92
Effect on fair value of (2):
5% adverse change	$(5,370)	$(9,461)	$(5,612)	$(8,890)
10% adverse change	$(10,740)	$(18,923)	$(11,225)	$(17,781)
20% adverse change	$(21,479)	$(37,845)	$(22,450)	$(35,562)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the mortgage loans underlying the ESS, thereby increasing its fair value, which is owed to PMT. Increases in the fair value of ESS decrease income and are included in Net mortgage loan servicing fees—Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust.

Following are the key inputs used in estimating the fair value of ESS financing:

	March 31,	December 31,
	2017	2016
Carrying value (in thousands)	$277,484	$288,669
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$31,154,796	$32,376,359
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs:
Pricing spread (1):
Range	3.8% – 4.8%	3.8% – 4.8%
Weighted average	4.4%	4.4%
Average life (in years):
Range	1.3 – 8.6	1.4 – 8.6
Weighted average	6.8	6.8
Annualized prepayment speed (2):
Range	7.0% – 46.6%	7.0% – 41.3%
Weighted average	10.3%	10.5%

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

Following are the key inputs used in determining the fair value of MSLs:

	March 31,	December 31,
	2017	2016
MSL and pool characteristics:
Carrying value (in thousands)	$15,994	$15,192
Unpaid principal balance of underlying mortgage loans (in thousands)	$1,900,493	$2,074,896
Weighted average servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	8.0%	8.0%
Average life (in years)	3.7	3.7
Prepayment speed (2)	31.5%	31.7%
Annual per-loan cost of servicing	$427	$497

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSLs.
(2)	Prepayment speed is measured using Life Total CPR.

Note 8—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Government-insured or guaranteed	$1,857,429	$1,984,020
Conventional conforming	92,640	141,524
Purchased from Ginnie Mae pools serviced by the Company	321,711	40,437
Repurchased pursuant to representations and warranties	5,971	6,834
	$2,277,751	$2,172,815
Fair value of mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$2,000,112	$1,422,255
Mortgage loan participation and sale agreements	252,605	702,919
	$2,252,717	$2,125,174

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in market interest rates. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of mortgage loans held for sale and the portion of its MSRs not financed with ESS.

The Company does not use derivative financial instruments for purposes other than in support of its risk management activities other than IRLCs, which are generated in the process of purchasing or originating mortgage loans held for sale. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2017			December 31, 2016
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate lock commitments	3,727,441	$68,618	$2,611	4,279,611	$65,848	$6,457
Forward purchase contracts	9,292,052	69,321	1,225	12,746,191	77,905	16,914
Forward sales contracts	11,383,749	1,173	65,843	16,577,942	28,324	85,035
MBS put options	2,950,000	1,541	—	1,175,000	3,934	—
MBS call options	—	—	—	1,600,000	217	—
Put options on interest rate futures purchase contracts	1,160,000	1,630	—	1,125,000	3,109	—
Call options on interest rate futures purchase contracts	482,300	1,012	—	900,000	203	—
Call options on interest rate futures sale contracts	57,300	—	—	—	—	—
Interest rate swap futures purchase contracts	200,000	—	—	200,000	—	—
Total derivatives before netting		143,295	69,679		179,540	108,406
Netting		(61,294)	(53,806)		(96,635)	(86,044)
		$82,001	$15,873		$82,905	$22,362
Deposits placed with derivative counterparties included in Other assets, net		$7,488			$10,591

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended March 31, 2017
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	12,746,191	42,184,309	(45,638,448)	9,292,052
Forward sale contracts	16,577,942	51,649,826	(56,844,019)	11,383,749
MBS put options	1,175,000	5,525,000	(3,750,000)	2,950,000
MBS call options	1,600,000	—	(1,600,000)	—
Put options on interest rate futures purchase contracts	1,125,000	3,060,000	(3,025,000)	1,160,000
Call options on interest rate futures purchase contracts	900,000	955,000	(1,372,700)	482,300
Put options on interest rate futures sale contracts	—	3,025,000	(3,025,000)	—
Call options on interest rate futures sale contracts	—	1,430,000	(1,372,700)	57,300
Treasury futures purchase contracts	—	104,800	(104,800)	—
Treasury futures sale contracts	—	104,800	(104,800)	—
Interest rate swap futures purchase contracts	200,000	200,000	(200,000)	200,000
Interest rate swap futures sale contracts	—	200,000	(200,000)	—

	Quarter ended March 31, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	5,254,293	30,812,375	(26,602,198)	9,464,470
Forward sale contracts	6,230,811	39,396,426	(35,208,331)	10,418,906
MBS put options	1,275,000	2,700,000	(2,600,000)	1,375,000
Put options on interest rate futures purchase contracts	1,650,000	3,025,000	(2,925,000)	1,750,000
Call options on interest rate futures purchase contracts	600,000	3,637,500	(300,000)	3,937,500

Following are the gains and (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended March 31,
Hedged item	Income statement line	2017	2016
		(in thousands)
Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale	$1,708	$(69,177)
Mortgage servicing rights	Net mortgage loan servicing fees - Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	$(22,166)	$58,720

Note 10—Mortgage Servicing Rights

Carried at Fair Value

The activity in MSRs carried at fair value is as follows:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$515,925	$660,247
Additions:
Purchases	203	11
Mortgage servicing rights resulting from mortgage loan sales	5,984	4,468
	6,187	4,479

Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	1,992	(48,876)
Other changes in fair value (2)	(17,188)	(21,447)
Total change in fair value	(15,196)	(70,323)
Balance at end of period	$506,916	$594,403

	March 31,	December 31,
	2017	2016
	(in thousands)
Fair value of mortgage servicing rights pledged to secure assets sold under agreements to repurchase and note payable	$506,860	$509,847

(1)

Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes in market interest rates and changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Amortized cost:
Balance at beginning of period	$1,206,694	$798,925
Mortgage servicing rights resulting from mortgage loan sales	130,218	96,314
Amortization	(37,819)	(28,250)
Balance at end of period	1,299,093	866,989

Valuation allowance:
Balance at beginning of period	(94,947)	(47,237)
Reductions (additions)	13,999	(77,073)
Balance at end of period	(80,948)	(124,310)
Mortgage servicing rights, net at end of period	$1,218,145	$742,679

Fair value of mortgage servicing rights at beginning of period	$1,112,302	$766,345
Fair value of mortgage servicing rights at end of period	$1,227,077	$743,062

	March 31,	December 31,
	2017	2016
	(in thousands)
Fair value of mortgage servicing rights pledged to secure assets sold under agreements to repurchase and note payable	$1,213,257	$1,107,824

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This estimate was developed with the inputs applicable to the March 31, 2017 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve month period ending March 31,	amortization
(in thousands)
2018	$144,768
2019	132,343
2020	120,158
2021	108,839
2022	98,127
Thereafter	694,858
$1,299,093

Mortgage Servicing Liabilities Carried at Fair Value

The activity in mortgage servicing liabilities carried at fair value is summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$15,192	$1,399
Mortgage servicing liabilities resulting from mortgage loan sales	4,059	5,409
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	3,290	2,960
Other changes in fair value (2)	(6,547)	(3,021)
Total change in fair value	(3,257)	(61)
Balance at end of period	$15,994	$6,747

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Servicing fees relating to MSRs and MSLs are recorded in Net mortgage loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs and MSLs are recorded in Net servicing fees—Loan servicing fees—Ancillary and other fees on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Contractual servicing fees	$106,467	$91,327
Ancillary and other fees:
Late charges	6,684	1,620
Other	925	395
	$114,076	$93,342

Note 11—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$70,906	$69,926
Carried Interest recognized during the period	(128)	593
Balance at end of period	$70,778	$70,519

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

Management expects the Carried Interest to be collected by the Company when the Investment Funds liquidate. The Investment Funds will continue in existence through December 31, 2017, as a result of PCM’s election to exercise the first of three one-year extensions provided in their limited liability company and limited partnership agreements.

Note 12—Borrowings

The borrowing facilities described throughout this Note 12 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2017.

Assets Sold Under Agreement to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value or participation certificates backed by MSRs. Eligible mortgage loans and participation certificates backed by MSRs and servicing advances are sold at advance rates based on the fair value of the assets sold. Interest is charged at a rate based on the buyer’s overnight cost of funds rate or on LIBOR depending on the terms of the respective agreement. Mortgage loans and MSRs financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended March 31,
	2017	2016
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$1,516,480	$1,039,573
Weighted average interest rate (1)	3.08%	2.61%
Total interest expense	$13,955	$8,660
Maximum daily amount outstanding	$2,093,542	$1,688,605

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$2,036,366	$1,736,922
Unamortized debt issuance costs	(1,558)	(1,808)
	$2,034,808	$1,735,114
Weighted average interest rate	2.91%	3.02%
Available borrowing capacity (2):
Committed	$97,539	$347,487
Uncommitted	828,095	857,591
	$925,634	$1,205,078
Fair value of assets securing repurchase agreements:
Mortgage loans held for sale	$2,000,112	$1,422,255
Mortgage servicing rights	$1,182,293	$1,479,322
Servicing advances	$66,130	$81,306
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$150,000	$150,000
Margin deposits placed with counterparties (3)	$3,000	$3,000

(1)	Excludes the effect of amortization of commitment fees totaling $2.3 million and $1.8 million for the quarters ended March 31, 2017 and 2016, respectively.
(2)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets sold.

(3)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2017	Balance
(dollars in thousands)
Within 30 days	$356,154
Over 30 to 90 days	1,448,212
Over 180 days to one year	232,000
Total loans sold under agreements to repurchase	$2,036,366
Weighted average maturity (in months)	2.6

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2017:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$87,945	April 28, 2017	April 28, 2017
Credit Suisse First Boston Mortgage Capital LLC	$303,009	December 19, 2017	December 19, 2017
Bank of America, N.A.	$47,347	May 26, 2017	May 26, 2017
Morgan Stanley Bank, N.A.	$22,255	May 20, 2017	August 25, 2017
JP Morgan Chase Bank, N.A.	$17,060	May 22, 2017	August 18, 2017
Citibank, N.A.	$12,329	June 17, 2017	March 2, 2018
Barclays Bank PLC	$96,522	June 17, 2017	December 1, 2017
Royal Bank of Canada	$4,011	June 12, 2017	September 18, 2017

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

The mortgage loan participation and sale agreements are summarized below:

	Quarter ended March 31,
	2017	2016
	(dollars in thousands)
Average balance	$205,820	$167,556
Weighted average interest rate (1)	1.95%	1.66%
Total interest expense	$1,132	$781
Maximum daily amount outstanding	$719,434	$246,636

(1)	Excludes the effect of amortization of facility fees totaling $129,000 and $78,000 for the quarters ended March 31, 2017 and 2016, respectively.

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$241,723	$671,562
Unamortized debt issuance costs	(85)	(136)
	$241,638	$671,426
Weighted average interest rate	2.23%	2.02%
Fair value of mortgage loans pledged to secure mortgage loan participation and sale agreements	$252,605	$702,919

Notes Payable

On February 16, 2017, the Company, through the Issuer Trust, issued an aggregate principal amount of $400 million in Term Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended.  The Term Notes bear interest at a rate equal to one-month LIBOR plus 4.75% per annum. The Term Notes will mature on February 25, 2020 or, if extended pursuant to the terms of the related indenture supplement, February 25, 2021 (unless earlier redeemed in accordance with the terms of the Term Notes). The Term Notes rank pari passu with the VFN issued by Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae MSRs and ESS that are financed pursuant to the GNMA MSR Facility.

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

Notes payable are summarized below:

	Quarter ended March 31,
	2017	2016
	(dollars in thousands)
Average balance	$294,992	$85,167
Weighted average interest rate (1)	5.51%	4.40%
Total interest expense	$4,930	$1,598
Maximum daily amount outstanding	$511,725	$128,849

(1)	Excluding the effect of amortization of debt issuance costs totaling $865,000 and $654,000 during the quarters ended March 31, 2017 and 2016, respectively.

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$441,302	$151,935
Unamortized debt issuance costs	(4,577)	(993)
	$436,725	$150,942
Weighted average interest rate	4.86%	4.67%
Unused amount	$188,698	$98,065
Assets pledged to secure notes payable:
Cash	$60,835	$91,788
Carried Interest	$70,778	$70,906
Mortgage servicing rights	$537,824	$138,349

Obligations under Capital Lease

In December 2015, the Company entered into a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on November 3, 2019 and bears interest at a spread over one month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended March 31,
	2017	2016
	(dollars in thousands)
Average balance	$24,176	$12,825
Weighted average interest rate	2.81%	2.44%
Total interest expense	$159	$63
Maximum daily amount outstanding	$31,178	$13,596

	March 31,	December 31,
	2017	2016
	(in thousands)
Unpaid principal balance	$31,178	$23,424
Weighted average interest rate	2.82%	2.48%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$29,665	$25,134
Capitalized software	$1,919	$515

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

Following is a summary of ESS:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$288,669	$412,425
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust	1,573	1,911
Accrual of interest	4,647	7,015
Repayment	(14,632)	(20,881)
Settlement (1)	—	(59,045)
Change in fair value	(2,773)	(19,449)
Balance at end of period	$277,484	$321,976

(1)

On February 29, 2016, the Company and PMT terminated the 2/1/13 Spread Acquisition Agreement and all amendments thereto. In connection with the termination of the 2/1/13 Spread Acquisition Agreement, the Company reacquired from PMT all of its right, title and interest in and to all of the Fannie Mae ESS previously sold by the Company to PMT under the 2/1/13 Spread Acquisition Agreement and then subject to such 2/1/13 Spread Acquisition Agreement. On February 29, 2016, the Company also reacquired from PMT all of its right, title and interest in and to all of the Freddie Mac ESS previously sold to PMT by the Company.

Note 13—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$19,067	$20,611
Provision for losses on mortgage loans sold:
Resulting from sales of mortgage loans	1,402	2,082
Reduction in liability due to change in estimate	(872)	—
Incurred losses	(161)	(484)
Balance at end of period	$19,436	$22,209
Unpaid principal balance of mortgage loans subject to representations and warranties at end of period	$98,569,346	$63,806,614

Note 14—Income Taxes

The Company’s effective tax rates were 12.3% and 11.9% for the quarters ended March 31, 2017 and 2016, respectively. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s shares, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase the Company’s effective income tax rate.

Note 15—Noncontrolling Interest

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$10,879	$5,175
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$8,763	$601
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC	329	3

	March 31,	December 31,
	2017	2016
Percentage of noncontrolling interest in Private National Mortgage Acceptance Company, LLC	70.0%	70.6%

Note 16—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Cash (loss) gain:
Mortgage loans	$(58,681)	$21,401
Hedging activities	1,107	(72,541)
	(57,574)	(51,140)
Non-cash gain:
From non-affiliates:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	132,143	95,373
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,402)	(2,082)
Reduction in liability due to change in estimate	872	—
Change in fair value relating to mortgage loans and hedging derivatives held at period end:
Interest rate lock commitments	6,615	28,112
Mortgage loans	7,396	19,848
Hedging derivatives	601	3,365
	88,651	93,476
Recapture payable to PennyMac Mortgage Investment Trust	(1,695)	(1,952)
	$86,956	$91,524

Note 17—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$337	$172
Mortgage loans held for sale at fair value	16,615	10,481
Placement fees relating to custodial funds	5,102	1,274
	22,054	11,927
From PennyMac Mortgage Investment Trust—Financings receivable	1,805	1,602
	23,859	13,529

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	13,955	8,660
Mortgage loan participation and sale agreements	1,132	781
Notes payable	4,930	1,598
Obligations under capital lease	159	63
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	3,623	2,105
Interest on mortgage loan impound deposits	1,028	765
	24,827	13,972
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	4,647	7,015
	29,474	20,987
	$(5,615)	$(7,458)

Note 18—Stock-based Compensation

Following is a summary of the stock-based compensation expense by type of instrument awarded:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Performance-based RSUs	$3,304	$2,788
Stock options	1,276	1,080
Time-based RSUs	945	708
Exchangeable PNMAC units	—	25
	$5,525	$4,601

Following is a summary of equity award activity:

	Quarter ended March 31, 2017
	Performance-	Stock	Time-based
	based RSUs	options	RSUs
	(in thousands)
December 31, 2016	2,475	2,738	382
Granted	694	861	405
Vested units and exercised options	—	(20)	(139)
Forfeited or canceled	(9)	(8)	(2)
March 31, 2017	3,160	3,571	646

	Quarter ended March 31, 2016
	Performance-	Stock	Time-based	Exchangeable
	based RSUs	options	RSUs	PNMAC units
	(in thousands)
December 31, 2015	2,351	1,845	271	132
Granted	813	962	251	—
Vested units and exercised options	—	—	(66)	(132)
Forfeited or canceled	(478)	(8)	(2)	—
March 31, 2016	2,686	2,799	454	—

Note 19—Supplemental Cash Flow Information

	Quarter ended March 31,
	2017	2016
	(in thousands)
Cash paid for interest	$34,050	$21,781
Cash paid for income taxes	$16	$25
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$136,202	$100,782
Mortgage servicing liabilities resulting from mortgage loan sales	$4,059	$5,409
Non-cash financing activity:
Transfer of excess servicing spread pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	$1,573	$1,911
Issuance of common stock in settlement of director fees	$84	$74

Note 20—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	March 31, 2017		December 31, 2016
Agency–company subject to requirement	Actual (1)	Requirement	Actual (1)	Requirement
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac - PLS	$1,345,228	$351,076	$1,289,464	$335,883
Ginnie Mae - PLS	$1,137,321	$523,879	$1,085,549	$455,542
Ginnie Mae - PennyMac	$1,322,056	$576,266	$1,261,565	$501,097
HUD - PLS	$1,137,321	$2,500	$1,085,549	$2,500
Liquidity
Fannie Mae & Freddie Mac - PLS	$178,336	$48,037	$179,230	$45,930
Ginnie Mae - PLS	$178,336	$121,561	$179,230	$115,304
Tangible net worth / Total assets ratio
Fannie Mae and Freddie Mac – PLS	26%	6%	26%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 21—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of March 31, 2017, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Purchase and Fund Mortgage Loans

March 31, 2017
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$2,036,646
Commitments to fund mortgage loans	1,690,795
$3,727,441

Leases

The Company leases office facilities. Rent expense during the quarters ended March 31, 2017 and 2016 was $3.4 million and $1.6 million, respectively.

The following table provides a summary of future minimum lease payments required under lease agreements, which may also contain renewal options as of March 31, 2017:

Twelve months ended March 31:	Future minimum lease payments
(in thousands)
2018	$10,782
2019	13,296
2020	13,766
2021	13,210
2022	11,325
Thereafter	39,496
$101,875

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

Financial performance and results by segment are as follows:

	Quarter ended March 31, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$62,837	$24,119	$86,956	$—	$86,956
Mortgage loan origination fees	25,574	—	25,574	—	25,574
Fulfillment fees from PennyMac Mortgage Investment Trust	16,570	—	16,570	—	16,570
Net mortgage loan servicing fees	—	74,163	74,163	—	74,163
Management fees	—	—	—	5,374	5,374
Carried Interest from Investment Funds	—	—	—	(128)	(128)
Net interest income (expense):	—	—	—
Interest income	12,936	10,923	23,859	—	23,859
Interest expense	8,822	20,641	29,463	11	29,474
	4,114	(9,718)	(5,604)	(11)	(5,615)
Other	945	471	1,416	163	1,579
Total net revenue	110,040	89,035	199,075	5,398	204,473
Expenses	62,536	75,619	138,155	4,286	142,441
Income before provision for income taxes	$47,504	$13,416	$60,920	$1,112	$62,032
Segment assets at period end (2)	$2,054,302	$3,096,709	$5,151,011	$91,316	$5,242,327

(1)	All revenues are from external customers.

(2)	Excludes parent company assets, which consist primarily of working capital of $9.0 million.

	Quarter ended March 31, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$78,214	$13,310	$91,524	$—	$91,524
Mortgage loan origination fees	22,434	—	22,434	—	22,434
Fulfillment fees from PennyMac Mortgage Investment Trust	12,935	—	12,935	—	12,935
Net mortgage loan servicing fees	—	17,519	17,519	—	17,519
Management fees	—	—	—	5,912	5,912
Carried Interest from Investment Funds	—	—	—	593	593
Net interest income (expense):
Interest income	8,377	5,151	13,528	1	13,529
Interest expense	4,883	16,144	21,027	10	21,037
	3,494	(10,993)	(7,499)	(9)	(7,508)
Other	239	(232)	7	(64)	(57)
Total net revenue	117,316	19,604	136,920	6,432	143,352
Expenses	48,908	59,066	107,974	5,288	113,262
Income (loss) before provision for income taxes	68,408	(39,462)	28,946	1,144	30,090
Non-segment activities (2)	—	—	—	—	49
Income (loss) before provision for income taxes	$68,408	$(39,462)	$28,946	$1,144	$30,139
Segment assets at period end (3)	$1,751,604	$2,118,587	$3,870,191	$91,980	$3,962,171

(1)	All revenues are from external customers
(2)	Relates to parent company interest expense eliminated in consolidation.

(3)Excludes parent company assets, which consist primarily of Deferred tax asset of $14.6 million and working capital of $4.5 million.

Note 23—Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Subtopic 606) (“ASU 2014-09”), which supersedes the guidance in the Revenue Recognition topic of the ASC. ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries with certain scope exceptions including financial instruments, leases, and guarantees. ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.

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

The FASB has issued several amendments to the new revenue standard ASU 2014-09, including:

•

In August 2015, ASU 2015-14, Revenue From Contracts With Customers (“ASU 2015-14”). This update deferred the initial effective date of ASU 2014-09. As a result of the issuance of ASU 2015-14, ASU 2014-09 is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

•

In March 2016, ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments to this update are intended to improve the implementation guidance on principal versus agent considerations in ASU 2014-09 by clarifying how an entity should identify the unit of accounting (i.e. the specified good or service) and how an entity should apply the control principle to certain types of arrangements.

•

In May 2016, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments to this update clarify certain core recognition principles and provide practical expedients available at transition. The improvements address collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition.

•	In December 2016, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments to this update:
o

Clarify that guarantee fees within the scope of the Guarantees topic of the ASC (other than product or service warranties) are not within the scope of the Revenue from Contracts with Customers topic of the ASC. Entities should see the Derivatives and Hedging topic, for guarantees accounted for as derivatives.

o

Clarify guidance contained in the Other Assets and Deferred Costs—Contracts with Customers subtopic of the ASC that when performing impairment testing an entity should (a) consider expected contract renewals and extensions and (b) include both the amount of consideration it already has received but has not recognized as revenue and the amount it expects to receive in the future.

o

Clarify the interaction of impairment testing with guidance in other ASC topics that impairment testing first should be performed on assets not within the scope of the Other Assets and Deferred Costs, Intangibles-Goodwill and Other or the Property, Plant, and Equipment  topics of the ASC (such as assets within the Inventory topic of the ASC), then assets within the scope of the Other Assets and Deferred Costs topic of the ASC, then asset groups and reporting units within the scope of the Other Assets and Deferred Costs, Intangibles-Goodwill and Other and the Property, Plant, and Equipment topics of the ASC.

o	Clarify that all contracts within the scope of the Financial Services – Insurance topic are of the ASC excluded from the scope of the Revenue from Contracts with Customers topic.
o

Provide optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue and expands the information that is required to be disclosed when an entity applies one of the optional exemptions.

o

Clarify that the disclosure of revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods applies to all performance obligations and is not limited to performance obligations with corresponding contract balances.

o	Align the cost-capitalization guidance for advisors to both public funds and private funds in the Financial Services— Investment Companies—Other Expenses subtopic of the ASC.
•

In February 2017, ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”). The amendments to this update clarify the scope of the Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets subtopic of the ASC, and add guidance for partial sales of nonfinancial assets. ASU 2017-05 clarifies that:

o

A financial asset is within the scope of the Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets subtopic of the ASC if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets.

o

It excludes all businesses and nonprofit activities from the scope of the Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets subtopic of the ASC. Derecognition of all businesses and nonprofit activities should be accounted for in accordance with the Consolidation—Overall subtopic of the ASC.

o	An entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it.

o

An entity should allocate consideration to each distinct asset by applying the guidance in the Revenue from Contracts with Customers topic of the ASC on allocating the transaction price to performance obligations.

o

An entity must derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with the Consolidations topic of the ASC and (2) transfers control of the asset in accordance with the Revenue from Contracts with Customers topic of the ASC. Once an entity transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset, it is required to measure any noncontrolling interest it receives (or retains) at fair value.

The Company expects that upon adoption, the guidance currently applied by the Company to its Carried Interest may be affected. The Company’s Carried Interest arrangements with the Investment Funds represent capital allocations to the Company. The Company is currently evaluating whether the nature and substance of its Carried Interest arrangements are within the scope of ASU 2014-09, or whether such Carried Interest should be accounted for under the equity method of accounting under the Investments – Equity Method and Joint Ventures topic of the ASC.

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

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income is permitted and can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. The adoption of ASU 2016-01 had no effect on the Company’s consolidated financial statements.

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

ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. As shown in Note 21 - Commitments and Contingencies, the Company had approximately $101.9 million in future minimum lease payment commitments as of March 31, 2017. Were the Company to adopt ASU 2016-02 as of March 31, 2017, it would be required to recognize a right-of-use asset and a corresponding liability based on the present value of such obligation as of March 31, 2017. The Company does not expect to recognize a significant cumulative effect adjustment to its stockholders’ equity as a result of adopting ASU 2016-02.

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

ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The adoption of ASU 2016-09 did not have a significant effect on the Company’s consolidated financial statements.

Note 24—Subsequent Events

•	On May 1, 2017, the Company acquired from a third party a bulk portfolio of Ginnie Mae MSRs with a UPB of approximately $4.3 billion.

•

On April 28, 2017, the Company, through PLS and PennyMac, entered into a Third Amended and Restated Master Repurchase Agreement with CSFB, as administrative agent to the buyers (“CSFB”), Credit Suisse AG, Cayman Islands Branch, as a buyer (“CS Cayman”), and Alpine Securitization LTD, as a buyer (the “CS Repurchase Agreement”), pursuant to which PLS finances (i) certain newly originated residential and small balance multifamily mortgage loans and recently acquired Ginnie Mae early buyout mortgage loans, and (ii) mortgage servicing advances made by PLS in connection with certain Ginnie Mae early buyout mortgage loans. The CS Repurchase Agreement, together with that certain master repurchase agreement dated as of December 19, 2016 with CSFB, as administrative agent, and CS Cayman, as purchaser (the “VFN Repurchase Agreement”), pursuant to which PLS sold to CS Cayman that certain Series 2016-MSRVF1 Variable Funding Note, dated December 19, 2016, provides for a maximum combined purchase price of $1.5 billion, the amount of which was increased from $1.207 billion in connection with the amendment and restatement. The maximum combined committed purchase price under the CS Repurchase Agreement and the VFN Repurchase Agreement is $700 million, all of which is committed and available for purchases under the CS Repurchase Agreement to the extent not reduced by purchased amounts outstanding under the VFN Repurchase Agreement.

•

On May 3, 2017, the Company, through PLS and PennyMac, entered into an amendment (the “Repurchase Amendment”) to its Master Repurchase Agreement, dated as of December 4, 2015, by and among Barclays Bank PLC (“Barclays”), PLS and PNMAC (the “Barclays Repurchase Agreement”), pursuant to which PLS finances newly originated mortgage loans. Under the terms of the Repurchase Amendment, the maximum aggregate purchase price provided for in the Repurchase Agreement was temporarily increased from $300 million to $500 million, the available amount of which is reduced by any outstanding purchase amounts under the Participation Agreement (as defined below) and any borrowed amounts under a loan and security agreement by and among PLS, the Company and Barclays dated December 4, 2015. The period of the increase runs from May 15, 2017 to and including September 30, 2017.

•

On May 3, 2017, the Company, through PLS, also entered into an amendment (the “Participation Amendment) to its Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 4, 2015, by and between Barclays and PLS (the “Participation Agreement”), pursuant to which PLS may sell to Barclays participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae or Freddie Mac and are pending securitization. Under the terms of the Participation Amendment, the maximum aggregate purchase price provided for in the Participation Agreement was temporarily increased from $300 million to $500 million, the available amount of which is reduced by any outstanding repurchase amounts under the Barclays Repurchase Agreement and any borrowed amounts under a loan and security agreement by and among PLS, the Company and Barclays dated December 4, 2015. The period of the increase runs from May 15, 2017 to and including September 30, 2017.

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

Our investment management subsidiary, PNMAC Capital Management, LLC (“PCM”), is a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisors Act of 1940, as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT, PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment

Company Act of 1940 (“Investment Company Act”), as amended, an affiliate of these Funds and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$86,956	$91,524
Mortgage loan origination fees	25,574	22,434
Fulfillment fees from PennyMac Mortgage Investment Trust	16,570	12,935
Net mortgage loan servicing fees	74,163	17,519
Management fees & Carried Interest	5,246	6,505
Net interest expense	(5,615)	(7,458)
Other	1,579	(58)
Total net revenue	204,473	143,401
Expenses	142,441	113,262
Provision for income taxes	7,646	3,596
Net income	$54,386	$26,543

Income before provision for income taxes by segment:
Mortgage banking:
Production	$47,504	$68,408
Servicing	13,416	(39,462)
Total mortgage banking	60,920	28,946
Investment management	1,112	1,144
Non-segment activities (1)	—	49
	$62,032	$30,139
During the period:
Interest rate lock commitments issued	$11,105,899	$8,740,418
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$10,016,788	$6,850,276
Mortgage loans originated through consumer direct channel	1,061,212	1,222,763
	$11,078,000	$8,073,039
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$4,631,906	$3,259,363

Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$135,349,287	$112,836,878
Mortgage servicing liabilities	1,900,493	926,756
Mortgage loans held for sale	2,180,760	1,561,006
	139,430,540	115,324,640
Subserviced for Advised Entities	63,452,796	49,581,955
	$202,883,336	$164,906,595
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,458,590	$1,414,503
Investment Funds	97,551	207,706
	$1,556,141	$1,622,209

(1)	Relates to parent Company interest expense eliminated in consolidation.

Net income increased $27.8 million during the quarter ended March 31, 2017 compared to the same period in 2016. These changes reflect the effects on our mortgage banking activities of higher market interest rates during the quarter ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to an increase in Net mortgage loan servicing fees resulting from lower amortization and losses in change in fair value of MSRs due to less adverse interest rate movements along with an increase in mortgage loan servicing fees from a larger servicing portfolio that was partially offset by an increase in expenses due to the larger scale of our business.

Net Gains on Mortgage Loans Held for Sale at Fair Value

Most of our mortgage loan production is centered in government-insured or guaranteed mortgage loans. Over recent periods, the margins on correspondent government-insured or guaranteed mortgage loans have tended to be higher than those on conventional correspondent production. Government-insured or guaranteed mortgage lending is not as competitive as conventional conforming mortgage lending due to the added complexity involved in the origination and servicing of government-insured or guaranteed mortgage loans.

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

During the quarter ended March 31, 2017, we recognized Net gains on mortgage loans held for sale at fair value totaling $87.0 million, a decrease of $4.6 million from the same period in 2016. The decrease was primarily due to a decrease in our profit margin on mortgage loan production partially offset by growth in our mortgage loan production volume.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
From non affiliates:
Cash (loss) gain:
Mortgage loans	$(58,681)	$21,401
Hedging activities	1,107	(72,541)
	(57,574)	(51,140)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	132,143	95,373
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,402)	(2,082)
Reduction in liability due to change in estimate	872	—
Change in fair value of mortgage loans and derivative financial instruments outstanding at period end:
Interest rate lock commitments	6,615	28,112
Mortgage loans	7,396	19,848
Hedging derivatives	601	3,365
	88,651	93,476
From PennyMac Mortgage Investment Trust - Recapture payable	(1,695)	(1,952)
	$86,956	$91,524
During the period:
Unpaid principal balance of mortgage loans sold	$11,456,809	$7,615,057
Interest rate lock commitments issued:
Conventional mortgage loans	$668,585	$547,317
Government-insured or guaranteed mortgage loans	10,437,314	8,193,101
	$11,105,899	$8,740,418
At period end:
Mortgage loans held for sale at fair value	$2,277,751	$1,653,963
Commitments to fund and purchase mortgage loans	$3,727,441	$3,477,022

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

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with identified defects or indemnify the purchaser or insurer against future credit losses. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent originators that sold such mortgage loans and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent seller.

The method we use to estimate our losses on representations and warranties is a function of our estimate of future defaults, mortgage loan repurchase rates, the severity of loss in the event of defaults and the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

We recorded provisions for losses under representations and warranties as a component of Net gains on mortgage loans held for sale at fair value totaling $530,000 during the quarter ended March 31, 2017 compared to $2.1 million during the quarter ended March 31, 2016. The decrease in provision for losses under representations and warranties during the quarter ended March 31, 2017 compared to the same period in 2016 was primarily due to an $872,000 reduction in the liability estimate resulting from changes in estimates relating to previously announced limitations on pursuit by the Agencies of claims on mortgage loans with certain performance histories, partially offset by increased loan sale volume.

Following is a summary of mortgage loan repurchase activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2017	2016
	(in thousands)
During the period:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$5,599	$3,470
New indemnifications	689	139
Indemnified mortgage loans repaid or refinanced	—	(69)
Mortgage loans indemnified by PFSI at end of period	$6,288	$3,540
Repurchase activity
Total mortgage loans repurchased by PFSI	$5,303	$6,913
Less:
Mortgage loans repurchased by correspondent lenders	2,583	3,265
Mortgage loans repaid by borrowers or resold with defects resolved	3,219	327
Net mortgage loans (repaid or resold) repurchased by PFSI with losses chargeable to liability for representations and warranties	$(499)	$3,321
Net losses charged to liability for representations and warranties	$161	$484

At period end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$98,569,346	$63,806,614
Liability for representations and warranties	$19,436	$22,209

During the quarter ended March 31, 2017, we repurchased mortgage loans totaling $5.3 million in UPB. We recorded losses of $161,000 net of recoveries from correspondent sellers as a result of these repurchases. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect that the level of repurchase activity may increase.

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

Other mortgage loan production-related revenues

Mortgage loan origination fees increased $3.1 million during the quarter ended March 31, 2017, compared to the same period in 2016 primarily due to growth in the volume of correspondent purchases in our loan production activities.

Fulfillment fees from PMT, which represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans, are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Fulfillment fees increased $3.6 million during the quarter ended March 31, 2017 compared to the same period in 2016.  The effect of the increase in volume of mortgage loans we fulfilled for PMT was partially offset by a reduction in the average fulfillment fee rate we charged during 2017 as compared to 2016.

Summarized below are our fulfillment fees:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Fulfillment fee revenue	$16,570	$12,935
Unpaid principal balance of mortgage loans fulfilled	$4,631,906	$3,259,363
Average fulfillment fee rate (in basis points)	36	40

Net mortgage loan servicing fees

Our net mortgage loan servicing fees are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$106,467	$91,327
From PennyMac Mortgage Investment Trust	10,486	11,453
From Investment Funds	496	701
Ancillary and other fees	11,866	11,452
	129,315	114,933
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread financing	(55,152)	(97,414)
Net mortgage loan servicing fees	$74,163	$17,519
Average mortgage loan servicing portfolio	$198,646,419	$162,734,071

Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Amortization and realization of cash flows	$(48,460)	$(46,675)
Other changes, in fair value of, and reversal of (provision for) impairment of mortgage servicing rights and mortgage servicing liabilities	12,701	(128,908)
Change in fair value of excess servicing spread	2,773	19,449
Hedging results	(22,166)	58,720
Total fair value adjustments, net of hedging results	(6,692)	(50,739)
Total amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	$(55,152)	$(97,414)
Average mortgage servicing rights balances:
Carried at lower of amortized cost or fair value	$891,887	$741,686
Carried at fair value	556,658	618,992
	$1,448,545	$1,360,678
Average mortgage servicing liabilities	$15,155	$3,628

Mortgage servicing rights at period end:
Carried at lower of amortized cost or fair value	$1,218,145	$742,679
Carried at fair value	506,916	594,403
	$1,725,061	$1,337,082
Mortgage servicing liabilities at period end	$15,994	$6,747

Following is a summary of our mortgage loan servicing portfolio in UPB:

	March 31,	December 31,
	2017	2016
	(in thousands)
Mortgage loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$97,505,384	$89,516,155
Acquired	37,843,903	39,660,951
	135,349,287	129,177,106
Mortgage servicing liabilities	1,900,493	2,074,896
Mortgage loans held for sale	2,180,760	2,101,283
	139,430,540	133,353,285
Subserviced for Advised Entities	61,144,328	58,327,748
Total prime servicing	200,574,868	191,681,033
Subserviced– Special servicing for Advised Entities	2,308,468	2,558,969
Total mortgage loans serviced	$202,883,336	$194,240,002

Net mortgage loan servicing fees increased $56.6 million during the quarter ended March 31, 2017, compared to the same period in 2016. The increase was due to a decrease of $42.3 million in amortization, impairment and MSR, MSL and ESS valuation adjustments reflecting the effect of a less adverse change in interest rates during the quarter ended March 31, 2017, compared to the same period in 2016, and a $14.4 million increase in servicing fees resulting from growth in our mortgage loan servicing portfolio from the first quarter of 2016 to the first quarter of 2017. The decrease in amortization and valuation adjustments reflects the change in the interest rate environment from 2016 to 2017. During the first quarter of 2016, interest rates decreased significantly, whereas during the first quarter of 2017, remained fairly stable. Decreasing interest rates make mortgage refinancing more attractive, increasing expectations of prepayment activities which decrease MSR fair values, causing fair value losses and impairment.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
PennyMac Mortgage Investment Trust:
Base management	$5,008	$5,352
Performance incentive	—	—
	5,008	5,352
Investment Funds	366	560
Total management fees	5,374	5,912
Carried Interest	(128)	593
Total management fees and Carried Interest	$5,246	$6,505

Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,458,590	$1,414,503
Investment Funds	97,551	207,706
	$1,556,141	$1,622,209

Management fees from PMT decreased $344,000 during the quarter ended March 31, 2017, compared to the same period in 2016. The decrease was primarily due to a decrease in PMT’s average shareholders’ equity upon which its base management fee is based.

Management fees from the Investment Funds decreased $194,000 during the quarter ended March 31, 2017, compared to the same period in 2016. The decrease was due to a reduction in the Investment Funds’ net asset values as a result of continued distributions to the Investment Funds’ investors following the end of the Investment Funds’ commitment period.

Carried Interest income from Investment Funds decreased $721,000 during the quarter ended March 31, 2017 compared to the same period in 2016. The decrease is due to a decline in the performance of the Funds compared to the same period in 2016, and to a shrinking investment base on which returns are generated.

Other revenues

Net interest expense decreased $1.8 million during the quarter ended March 31, 2017, compared to the same period in 2016. The decrease is primarily due to an increase in interest income on mortgage loans held for sale as a result of an increase in average mortgage loan inventory and an increase in the placement fees we receive relating to the custodial funds that we manage, partially offset by an increase in interest expense incurred to fund the growth in our average inventory of mortgage loans held for sale and to finance our MSRs.

Change in fair value of investment in and dividends received from PMT increased $225,000 during the quarter ended March 31, 2017, compared to the same period in 2016 due to improved price performance in our investment in PMT. We held 75,000 common shares of PMT during each of the periods ended March 31, 2017 and 2016, with fair value of $1.3 million and $1.0 million, respectively, at the end of each period.

Expenses

Compensation

Our compensation expense is summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Salaries and wages	$56,903	$48,113
Incentive compensation	11,528	6,330
Taxes and benefits	11,284	8,882
Stock and unit-based compensation	5,525	4,973
	$85,240	$68,298
Head count:
Average	2,956	2,590
Period end	2,864	2,617

Compensation expense increased $16.9 million during the quarter ended March 31, 2017 compared to the same period in 2016. The increase in compensation expense was primarily due to the growth in our mortgage banking activities. Incentive compensation increased primarily due to higher attainment of profitability targets during the quarter ended March 31, 2017 compared to 2016.

Servicing

Servicing expense increased $6.0 million during the quarter ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to increased early buyouts of delinquent mortgage loans from Ginnie Mae guaranteed pools for the quarter ended March 31, 2017 as compared to the same period ended in 2016. The early buyout program reduces the ultimate cost of servicing such mortgage loan pools when we purchase and either sell the defaulted mortgage loans to third-party investors or finance them with debt at interest rates below the Ginnie Mae MBS pass-through rate at which we would otherwise be required to advance. Such purchases accelerate loss recognition when the mortgage loans are purchased. However, anticipated losses relating to such servicing advances are contemplated in the valuation of our MSRs and therefore the early buyout of delinquent mortgage loans included in Ginnie Mae guaranteed pools has an offsetting positive effect on our MSR valuation.

Technology

Technology expense increased $4.5 million during the quarter ended March 31, 2017, compared to the same period in 2016 primarily due to our continued investment in loan production and servicing infrastructure.

Expenses Allocated to PMT

We are reimbursed by PMT for other expenses, including common overhead expenses we have incurred on PMT’s behalf, in accordance with the terms of our management agreement with PMT.  We present the expense amounts in the consolidated statements of income net of these allocations.

Common overhead expense amounts allocated to PMT during the periods ended March 31, 2017 and 2016 are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Technology	$457	$1,145
Depreciation and amortization	408	399
Occupancy	379	573
Other	190	444
Total expenses	$1,434	$2,561

Provision for Income Taxes

Our effective tax rates were 12.3% during the quarter ended March 31, 2017, compared to 11.9% during the same period in 2016. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2017	2016
	(in thousands)
ASSETS
Cash and short-term investments	$189,101	$185,331
Mortgage loans held for sale at fair value	2,277,751	2,172,815
Servicing advances, net	317,513	348,306
Investments in and advances to affiliates	173,085	168,863
Carried Interest due from Investment Funds	70,778	70,906
Mortgage servicing rights	1,725,061	1,627,672
Mortgage loans eligible for repurchase	318,378	382,268
Other	179,710	177,741
Total assets	$5,251,377	$5,133,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$2,744,349	$2,580,906
Payable to affiliates	539,295	555,052
Liability for mortgage loans eligible for repurchase	318,378	382,268
Other	191,760	216,320
Total liabilities	3,793,782	3,734,546
Stockholders' equity	1,457,595	1,399,356
Total liabilities and stockholders' equity	$5,251,377	$5,133,902

Total assets increased $117.5 million from $5.1 billion at December 31, 2016 to $5.3 billion at March 31, 2017. The increase was primarily due to an increase of $104.9 million in mortgage loans held for sale at fair value, resulting from growth in our mortgage loan production and an increase of $97.4 million in our investment in MSRs reflecting continued additions from our mortgage loan production activities, partially offset by a $63.9 million decrease in mortgage loans eligible for repurchase, reflecting increased level of early buyout activities, and a $30.8 million decrease in servicing advances due to normal seasonal fluctuations.

Total liabilities increased by $59.2 million from $3.7 billion as of December 31, 2016 to $3.8 billion as of March 31, 2017. The increase was primarily attributable to an increase in borrowings to fund growth in our inventory of mortgage loans held for sale at fair value and to finance our MSRs.

Cash Flows

Our cash flows for the quarters ended March 31, 2017 and 2016 are summarized below:

	Quarter ended March 31,
	2017	2016	Change
	(in thousands)
Operating	$(111,345)	$(516,862)	$405,517
Investing	(60,354)	41,755	(102,109)
Financing	145,099	486,195	(341,096)
Net (decrease) increase in cash	$(26,600)	$11,088	$(37,688)

Our cash flows resulted in a net decrease in cash of $26.6 million during the quarter ended March 31, 2017 as discussed below.

Operating activities

Net cash used in operating activities totaled $111.3 million and $516.9 million during the quarters ended March 31, 2017 and 2016, respectively, primarily due to the growth of our inventory of mortgage loans held for sale at fair value.

Investing activities

Net cash used in investing activities during the quarter ended March 31, 2017 totaled $60.4 million primarily due to a $30.4 million increase in short-term investments and $20.5 million in net settlements of derivative financial instruments used in our hedging of MSRs. Net cash provided by investing activities during the quarter ended March 31, 2016 totaled $41.8 million primarily due to $38.6 million in net settlements of derivative financial instruments received in our hedging of MSRs and to an $18.1 million reduction in short-term investments.

Financing activities

Net cash provided by financing activities totaled $145.1 million and $486.2 million during the quarters ended March 31, 2017 and 2016, respectively, primarily to finance the growth in our inventory of mortgage loans held for sale at fair value and MSRs.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of assets sold under agreements to repurchase, sales of mortgage loan participation certificates, notes payable, a revolving credit agreement, ESS and a capital lease. While the GMSR term note, ESS and the capital lease have intermediate to long-term maturities, most of our borrowings have short-term maturities and provide for terms of approximately one year. We will continue to finance most of our assets on a short-term basis until longer-term financing becomes more available. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of their maturity dates in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Repurchase agreements outstanding:
Average balance	$1,516,480	$1,039,573
Maximum daily balance	$2,093,542	$1,688,605
Balance at end of period	$2,036,366	$1,658,728

Our secured financing agreements at PLS require us to comply with various financial covenants. The most significant financial covenants specific to PLS currently include the following:

•	positive net income during each calendar quarter;

•	a minimum in unrestricted cash and cash equivalents of $40 million;
•	a minimum tangible net worth of $500 million;
•	a maximum ratio of total liabilities to tangible net worth of 10:1; and
•	at least one other warehouse or repurchase facility that finances amounts and assets similar to those being financed under one of our existing secured financing agreements.

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

•	a minimum of cash and carried interest equal to the amount borrowed under the revolving credit agreement;

•	a minimum of unrestricted cash and cash equivalents equal to $40 million;

•	a minimum tangible net worth of $500 million;

•	a minimum asset coverage ratio (the ratio of the total asset amount to the total commitment) of 2.5; and

•	a maximum ratio of total indebtedness to tangible net worth ratio of 5:1.

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

We are also subject to liquidity and net worth requirements established by FHFA for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for approved non-depository single-family sellers/servicers in the case of FHFA, and for approved single-family issuers in the case of Ginnie Mae, as summarized below:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2017, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of March 31, 2017, we had contractual obligations aggregating $7.1 billion, comprised of borrowings, commitments to purchase and originate mortgage loans, a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement, and anticipated payments related to excess servicing spread financing. We also lease our office facilities and license certain software to support our loan servicing operations.

All agreements to repurchase assets and mortgage loan participation and sale agreements that matured between March 31, 2017 and the date of this Report have been renewed, extended or repaid and are described in Note 12—Borrowings in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate mortgage loans	$3,727,441	$3,727,441	$—	$—	$—
Assets sold under agreements to repurchase	2,036,366	2,036,366	—	—	—
Mortgage loan participation and sale agreements	241,723	241,723	—	—	—
Notes payable	441,302	41,302	400,000	—	—
Obligations under capital lease	31,178	13,609	17,569	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	277,484	—	—	—	277,484
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	78,712	7,299	12,855	10,433	48,125
Anticipated interest payments related to excess servicing spread financing at fair value	112,004	16,729	27,180	20,480	47,615
Software licenses (2)	37,781	14,625	23,156	—	—
Office leases	101,875	10,782	27,062	24,535	39,496
Total	$7,085,866	$6,109,876	$507,822	$55,448	$412,720

(1)	The ESS financing obligation payable to PMT does not have a stated contractual maturity date and will pay down as the underlying MSRs receive the excess servicing fee due to PMT.

(2)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $1.3 million per month. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 1.0 million at March 31, 2017. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the quarter ended March 31, 2017, software license fees totaled $5.0 million.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2017:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$87,945	April 28, 2017	April 28, 2017
Credit Suisse First Boston Mortgage Capital LLC	$303,009	December 19, 2017	December 19, 2017
Bank of America, N.A.	$47,347	May 26, 2017	May 26, 2017
Morgan Stanley Bank, N.A.	$22,255	May 20, 2017	August 25, 2017
JP Morgan Chase Bank, N.A.	$17,060	May 22, 2017	August 18, 2017
Citibank, N.A.	$12,329	June 17, 2017	March 2, 2018
Barclays Bank PLC	$96,522	June 17, 2017	December 1, 2017
Royal Bank of Canada	$4,011	June 12, 2017	September 18, 2017

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of March 31, 2017, we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$650,127	$1,093,000	$293,000	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC (3)	$232,000	$407,000	$407,000	December 19, 2017
Bank of America, N.A.	$444,148	$500,000	$225,000	May 26, 2017
Morgan Stanley Bank, N.A.	$280,735	$300,000	$175,000	August 25, 2017
JP Morgan Chase Bank, N.A.	$197,692	$200,000	$50,000	August 18, 2017
Citibank, N.A.	$127,980	$400,000	$200,000	March 2, 2018
Barclays Bank PLC (4)	$54,203	$220,000	$—	December 1, 2017
Royal Bank of Canada	$49,481	$135,000	$75,000	September 18, 2017
Mortgage loan participation and sale agreements
Bank of America, N.A.	$241,723	$250,000	$—	May 26, 2017
JP Morgan Chase Bank, N.A.	$—	500,000	$—	October 31, 2017
Notes payable
GMSR 2017-GT Term Note	$400,000	$400,000	$—	February 25, 2020
Barclays Bank PLC (4)	$41,302	$80,000	$80,000	December 1, 2017
Credit Suisse AG	$—	$150,000	$150,000	November 17, 2017
Obligations under capital lease
Banc of America Leasing and Capital LLC	$31,178	$—	$—	March 23, 2020

(1)	Outstanding indebtedness as of March 31, 2017.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

(3)	The borrowing of $232 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of sales of a variable funding note under an agreement to repurchase.

(4)	The borrowings with Barclays Bank PLC are subject to a total aggregate facility amount of $300 million, of which $80 million represents the maximum amount for MSRs.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of March 31, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,336,728	$1,279,601	$1,252,797	$1,202,382	$1,178,655	$1,133,899
Change in fair value:
$	$109,651	$52,524	$25,719	$(24,695)	$(48,422)	$(93,179)
%	8.9%	4.3%	2.1%	(2.0)%	(3.9)%	(7.6)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,305,931	$1,265,196	$1,245,826	$1,208,919	$1,191,324	$1,157,718
Change in fair value:
$	$78,854	$38,119	$18,749	$(18,158)	$(35,753)	$(69,359)
%	6.4%	3.1%	1.5%	(1.5)%	(2.9)%	(5.7)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,264,922	$1,246,000	$1,236,538	$1,217,616	$1,208,155	$1,189,232
Change in fair value:
$	$37,845	$18,923	$9,461	$(9,461)	$(18,923)	$(37,845)
%	3.1%	1.5%	0.8%	(0.8)%	(1.5)%	(3.1)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of March 31, 2017, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$546,081	$525,758	$516,161	$498,002	$489,405	$473,097
Change in fair value:
$	$39,166	$18,843	$9,246	$(8,913)	$(17,510)	$(33,818)
%	7.7%	3.7%	1.8%	(1.8)%	(3.5)%	(6.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$544,091	$524,830	$515,714	$498,419	$490,209	$474,594
Change in fair value:
$	$37,176	$17,915	$8,798	$(8,496)	$(16,706)	$(32,321)
%	7.3%	3.5%	1.7%	(1.7)%	(3.3)%	(6.4)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$528,395	$517,655	$512,285	$501,545	$496,175	$485,436
Change in fair value:
$	$21,479	$10,740	$5,370	$(5,370)	$(10,740)	$(21,479)
%	4.2%	2.1%	1.1%	(1.1)%	(2.1)%	(4.2)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of March 31, 2017, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$288,543	$282,908	$280,171	$274,848	$272,261	$267,227
Change in fair value:
$	$11,059	$5,424	$2,686	$(2,636)	$(5,224)	$(10,257)
%	4.0%	2.0%	1.0%	(1.0)%	(1.9)%	(3.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$304,369	$290,355	$283,786	$271,436	$265,625	$254,668
Change in fair value:
$	$26,884	$12,871	$6,301	$(6,049)	$(11,859)	$(22,817)
%	9.7%	4.6%	2.3%	(2.2)%	(4.3)%	(8.2)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 73 to 74 of this Report is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of March 31, 2017, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017 and our Quarterly Reports on Form 10-Q filed thereafter.

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

10.14†

First Amendment to Employment Agreement, dated as of April 5, 2017, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Financial Services, Inc. and Stanford L. Kurland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2017).

10.15†

Employment Agreement, dated December 8, 2015, among David A. Spector, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.16†

First Amendment to Employment Agreement, dated as of April 5, 2017, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Financial Services, Inc. and David A. Spector (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2017).

10.17

Second Amended and Restated Management Agreement, dated as of September 12, 2016, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 12, 2016).

10.18

Third Amended and Restated Flow Servicing Agreement, dated as of September 12, 2016, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 12, 2016).

10.19

Amended and Restated Mortgage Banking Services Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 12, 2016)

10.20

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

10.23

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

Exhibit Number	Exhibit Description
10.24

Second Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2016, by and between PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.25

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

10.45

Amended and Restated Master Repurchase Agreement, dated as of March 3, 2017, among Citibank, N.A. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2017).

10.46

Guaranty Agreement, dated as of June 26, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Citibank, N.A (incorporated by reference to Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibit Number	Exhibit Description

10.47

Loan and Security Agreement, dated as of April 30, 2015, among PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.48

Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.87 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.49

Amendment No. 2 to Loan and Security Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.92 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.50

Amendment No. 3 to Loan and Security Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.93 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.51

Amendment No. 4 to Loan and Security Agreement, dated as of January 28, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.94 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.52

Amendment No. 5 to Loan and Security Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.96 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.53

Amendment No. 6 to Loan and Security Agreement, dated as of September 26, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC, and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.71 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2016).

10.54

Amended and Restated Master Spread Participation Agreement, dated as of November 10, 2015, by and among PennyMac Loan Services, LLC and PennyMac Loan Services, LLC as the Initial Participant (incorporated by reference to Exhibit 10.189 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.55

Master Repurchase Agreement (Participation Certificates and Servicing), dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2015).

10.56

Amendment No. 1 to Master Repurchase Agreement, dated as of December 19, 2016, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.74 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2017).

10.57

Third Amended and Restated Guaranty (Participation Certificates and Servicing), dated as of November 10, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 16, 2015).

Exhibit Number	Exhibit Description
10.58

Third Amended and Restated Master Repurchase Agreement, dated as of April 28, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 3, 2017).

10.59

Amended and Restated Guaranty, dated as of April 28, 2017, by Private National Mortgage Acceptance LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 3, 2017).

10.60

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

10.65

Amendment Number Five to the Master Repurchase Agreement, dated as of July 27, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 27, 2015).

10.66

Amendment Number Six to the Master Repurchase Agreement, dated as of November 9, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.118 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.67

Amendment Number Seven to the Master Repurchase Agreement, dated July 26, 2016, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.91 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.68

Amendment Number Eight to the Master Repurchase Agreement, dated August 26, 2016, by and between PennyMac Loan Services, LLC,  Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.84 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2016).

10.69

Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

10.70

Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 13, 2014, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Exhibit Description
10.71

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

10.74

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

10.77

Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.100 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.78

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

10.79

Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of June 1, 2016, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.102 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.80

Master Repurchase Agreement, dated as of December 4, 2015, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.81

Amendment Number One to Master Repurchase Agreement, dated as of September 29, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.97 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2016).

10.82

Amendment Number Two to Master Repurchase Agreement, dated as of December 2, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.101 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2017).

Exhibit Number	Exhibit Description
10.83

Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 4, 2015, between PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.84

Amendment Number One to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 2, 2016, between PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.103 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2017).

10.85

Loan and Security Agreement, dated as of December 4, 2015, among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.86

Amendment Number One to the Loan and Security Agreement, dated as of February 26, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on March 3, 2016)

10.87

Amendment Number Two to the Loan and Security Agreement, dated as of December 2, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.106 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2017).

10.88

Amendment Number Three to the Loan and Security Agreement, dated as of January 30, 2017, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.107 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2017).

10.89

Master Lease Agreement No.  30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.90

Addendum to Master Lease Agreement No.  30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.91

Schedule Number 001 to Master Lease Agreement, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.92

Schedule Number 002 to Master Lease Agreement, dated as of May 4, 2016, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.140 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.93

Schedule Number 003 to Master Lease Agreement, dated as of November 3, 2016, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 4, 2016).

Exhibit Number	Exhibit Description
10.94

Schedule Number 004 to Master Lease Agreement, dated as of March 23, 2017, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.95

Guaranty, dated as of December 9, 2015, by PennyMac Loan Services, LLC in favor of Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.96

Amended and Restated Credit Agreement, dated November 18, 2016, by and among Private National Mortgage Acceptance Company, LLC, the lenders that are parties thereto, Credit Suisse AG and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 22, 2016).

10.97

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

10.98

Master Repurchase Agreement, dated as of August 19, 2016, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 23, 2016).

10.99

Guaranty, dated as of August 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of JPMorgan Chase Bank. N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 23, 2016).

10.100

Master Repurchase Agreement, dated as of September 19, 2016, between Royal Bank of Canada and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2016).

10.101

Base Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.102

Amended and Restated Base Indenture, dated as of February 16, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 23, 2017).

10.103

Series 2016-MSRVF1 Indenture Supplement to Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.104

Series 2016-MBSADV1 Indenture Supplement to Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.122 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2017).

Exhibit Number	Exhibit Description
10.105

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

10.106

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

10.107

Master Repurchase Agreement, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.108

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

10.109

Guaranty, dated as of December 19, 2016, made by Private National Mortgage Acceptance Company, LLC, in favor of PNMAC GMSR ISSUER TRUST (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.110

Amendment No. 1 to Guaranty, dated as of February 16, 2017, by and between PNMAC GMSR ISSUER TRUST and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 23, 2017).

10.111

Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, PennyMac Loan Services, LLC, and PennyMac Mortgage Investment Trust,  (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.112

Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.113

Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.114

Master Repurchase Agreement, dated as of December 19, 2016, by and among, Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.115

Guaranty, dated as of December 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

Exhibit Number	Exhibit Description
10.116

Master Repurchase Agreement, dated as of November 1, 2016, among JPMorgan Chase Bank, National Association, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 4, 2016).

10.117

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (ii) the Consolidated Statements of Income for the quarters ended March 31, 2017 and March 31, 2016, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2017 and March 31, 2016, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2017 and March 31, 2016 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: May 9, 2017	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: May 9, 2017	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Chief Financial Officer