Form 10-Q
period 2017-06-30
PENNYMAC FINANCIAL SERVICES, INC.
filed 2017-08-08
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2017
Class A Common Stock, $0.0001 par value	23,510,542
Class B Common Stock, $0.0001 par value	50

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2017	2016
	(in thousands, except share amounts)
ASSETS
Cash (includes $50,458 and $91,788 pledged to creditors)	$75,978	$99,367
Short-term investments at fair value	145,440	85,964
Mortgage loans held for sale at fair value (includes $3,019,088 and $2,125,174 pledged to creditors)	3,037,602	2,172,815
Derivative assets	70,075	82,905
Servicing advances, net (includes valuation allowance of $48,161 and $45,425; $72,010 and $81,306 pledged to creditors)	291,907	348,306
Carried Interest due from Investment Funds pledged to creditors	71,019	70,906
Investment in PennyMac Mortgage Investment Trust at fair value	1,372	1,228
Mortgage servicing rights (includes $678,441 and $515,925 at fair value; $1,736,119 and $1,617,671 pledged to creditors)	1,951,599	1,627,672
Real estate acquired in settlement of loans	822	1,418
Furniture, fixtures, equipment and building improvements, net (includes $27,476 and $25,134 pledged to creditors)	31,418	31,321
Capitalized software, net (includes $1,797 and $515 pledged to creditors)	18,197	11,205
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	150,000	150,000
Receivable from PennyMac Mortgage Investment Trust	17,725	16,416
Receivable from Investment Funds	1,330	1,219
Mortgage loans eligible for repurchase	462,487	382,268
Other	77,767	50,892
Total assets	$6,404,738	$5,133,902
LIABILITIES
Assets sold under agreements to repurchase	$3,021,328	$1,735,114
Mortgage loan participation and sale agreements	243,361	671,426
Notes payable	429,692	150,942
Obligations under capital lease	26,641	23,424
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	261,796	288,669
Derivative liabilities	16,564	22,362
Accounts payable and accrued expenses	132,053	134,611
Mortgage servicing liabilities at fair value	18,295	15,192
Payable to Investment Funds	15,236	20,393
Payable to PennyMac Mortgage Investment Trust	132,709	170,036
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	73,084	75,954
Income taxes payable	40,672	25,088
Liability for mortgage loans eligible for repurchase	462,487	382,268
Liability for losses under representations and warranties	19,568	19,067
Total liabilities	4,893,486	3,734,546

Commitments and contingencies – See Note 20

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 23,472,795 and 22,426,779 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 50 and 49 shares, respectively	—	—
Additional paid-in capital	199,146	182,772
Retained earnings	185,907	164,549
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	385,055	347,323
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	1,126,197	1,052,033
Total stockholders' equity	1,511,252	1,399,356
Total liabilities and stockholders’ equity	$6,404,738	$5,133,902

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except earnings per share)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$99,597	$132,118	$188,248	$225,594
Recapture payable to PennyMac Mortgage Investment Trust	(1,506)	(1,915)	(3,201)	(3,867)
	98,091	130,203	185,047	221,727
Mortgage loan origination fees:
From non-affiliates	28,303	27,443	52,498	48,870
From PennyMac Mortgage Investment Trust	1,890	1,464	3,269	2,471
	30,193	28,907	55,767	51,341
Fulfillment fees from PennyMac Mortgage Investment Trust	21,107	19,111	37,677	32,046
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	112,348	92,770	218,815	184,097
From PennyMac Mortgage Investment Trust	10,099	16,427	20,585	27,880
From Investment Funds	543	723	1,039	1,424
Ancillary and other fees	11,202	10,818	23,068	22,270
	134,192	120,738	263,507	235,671
Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	(94,435)	(111,611)	(152,360)	(228,474)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	7,156	17,428	9,929	36,877
	(87,279)	(94,183)	(142,431)	(191,597)
Net mortgage loan servicing fees	46,913	26,555	121,076	44,074
Management fees:
From PennyMac Mortgage Investment Trust	5,638	5,199	10,646	10,551
From Investment Funds	369	531	735	1,091
	6,007	5,730	11,381	11,642
Carried Interest from Investment Funds	241	244	113	837
Net interest expense:
Interest income:
From non-affiliates	32,948	18,332	55,002	30,259
From PennyMac Mortgage Investment Trust	2,025	2,222	3,830	3,824
	34,973	20,554	58,832	34,083
Interest expense:
To non-affiliates	32,511	19,753	57,338	33,725
To PennyMac Mortgage Investment Trust	4,366	5,713	9,013	12,728
	36,877	25,466	66,351	46,453
Net interest expense	(1,904)	(4,912)	(7,519)	(12,370)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	76	229	215	143
Results of real estate acquired in settlement of loans	(119)	393	(144)	(42)
Other	1,116	1,346	2,581	1,809
Total net revenues	201,721	207,806	406,194	351,207
Expenses
Compensation	82,967	83,147	168,207	151,445
Servicing	24,702	13,430	51,545	34,317
Technology	11,581	7,733	22,937	14,580
Loan origination	5,116	4,910	9,249	9,096
Professional services	4,523	4,559	8,341	8,292
Other	14,872	9,769	25,923	19,080
Total expenses	143,761	123,548	286,202	236,810
Income before provision for income taxes	57,960	84,258	119,992	114,397
Provision for income taxes	7,214	9,963	14,860	13,559
Net income	50,746	74,295	105,132	100,838
Less: Net income attributable to noncontrolling interest	40,267	59,820	83,774	81,188
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$10,479	$14,475	$21,358	$19,650

Earnings per common share
Basic	$0.45	$0.66	$0.93	$0.89
Diluted	$0.44	$0.65	$0.91	$0.89
Weighted average common shares outstanding
Basic	23,388	22,078	23,006	22,042
Diluted	77,650	76,280	77,641	76,236

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Class A Common Stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)

Balance at December 31, 2015	21,991	$2	$172,354	$98,470	$791,524	$1,062,350
Net income	—	—	—	19,650	81,188	100,838
Stock and unit-based compensation	93	—	2,119	—	5,917	8,036
Issuance of Class A common stock in settlement of directors' fees	12	—	149	—	—	149
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	93	—	2,640	—	(2,640)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(520)	—	—	(520)
Balance at June 30, 2016	22,189	$2	$176,742	$118,120	$875,989	$1,170,853

Balance at December 31, 2016	22,427	$2	$182,772	$164,549	$1,052,033	$1,399,356
Net income	—	—	—	21,358	83,774	105,132
Stock and unit-based compensation	—	—	3,450	—	7,256	10,706
Issuance of Class A common stock in settlement of directors' fees	—	—	108	—	61	169
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	1,046	—	16,927	—	(16,927)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(4,111)	—	—	(4,111)
Balance at June 30, 2017	23,473	$2	$199,146	$185,907	$1,126,197	$1,511,252

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2017	2016
	(in thousands)
Cash flow from operating activities
Net income	$105,132	$100,838
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(185,047)	(221,727)
Accrual of servicing rebate payable to Investment Funds	100	148
Amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	142,431	191,597
Carried Interest from Investment Funds	(113)	(837)
Capitalization of interest on mortgage loans held for sale at fair value	(21,615)	(13,513)
Accrual of interest on excess servicing spread financing	9,013	12,728
Amortization of debt issuance costs	7,122	5,215
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(144)	(72)
Results of real estate acquired in settlement in loans	144	42
Stock and unit-based compensation expense	10,390	8,036
Provision for servicing advance losses	18,030	12,519
Loss from disposition of fixed assets	377	—
Depreciation and amortization	4,117	2,274
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(21,244,194)	(16,783,840)
Originations of mortgage loans held for sale	(2,353,899)	(2,736,621)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(1,814,080)	(703,464)
Sale and principal payments of mortgage loans held for sale	24,497,179	19,176,697
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	40,222	8,139
Repurchase of mortgage loans subject to representations and warranties	(11,520)	(11,399)
Decrease (increase) in servicing advances	38,821	(11,182)
Increase in receivable from Investment Funds	(211)	(120)
Increase in receivable from PennyMac Mortgage Investment Trust	(1,092)	(2,056)
Decrease in deferred tax asset	—	13,515
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(6,221)	—
Increase in other assets	(29,608)	(10,941)
(Decrease) increase in accounts payable and accrued expenses	(30,395)	9,781
Decrease in payable to Investment Funds	(5,157)	(2,220)
Decrease in payable to PennyMac Mortgage Investment Trust	(37,650)	(2,332)
Increase in income taxes payable	14,824	—
Net cash used in operating activities	(853,044)	(958,795)
Cash flow from investing activities
(Increase) decrease in short-term investments	(59,476)	5,256
Net settlement of derivative financial instruments used for hedging	(30,949)	138,801
Purchase of mortgage servicing rights	(159,465)	(11)
Purchase of furniture, fixtures, equipment and leasehold improvements	(4,668)	(14,459)
Acquisition of capitalized software	(7,719)	(3,342)
Increase in margin deposits and restricted cash	(12,071)	(16,443)
Net cash (used in) provided by investing activities	(274,348)	109,802
Cash flow from financing activities
Sale of assets under agreements to repurchase	13,332,610	18,461,897
Repurchase of assets sold under agreements to repurchase	(12,046,244)	(18,037,356)
Issuance of mortgage loan participation certificates	10,491,796	10,843,858
Repayment of mortgage loan participation certificates	(10,919,650)	(10,341,436)
Advances on notes payable	435,000	68,000
Repayment of notes payable	(153,073)	(15,671)
Advances of obligations under capital lease	10,298	12,652
Repayment of obligations under capital lease	(7,081)	(3,345)
Repayment of excess servicing spread financing	(28,910)	(38,281)
Settlement of excess servicing spread financing	—	(59,045)
Payment of debt issuance costs	(11,059)	(4,037)
Proceeds from common stock options exercised	316	—
Net cash provided by financing activities	1,104,003	887,236
Net (decrease) increase in cash	(23,389)	38,243
Cash at beginning of period	99,367	105,472
Cash at end of period	$75,978	$143,715

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

Presently, PCM has management agreements with, PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P. (the “Master Fund”), both registered under the Investment Company Act of 1940, as amended, an affiliate of these registered funds, PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, the “Investment Funds”) and PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust (“REIT”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.”

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

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Revenues generated from these entities (generally comprised of servicing recapture fees, mortgage loan origination fees, fulfillment fees, mortgage loan servicing fees, management fees, Carried Interest, and net interest charged to these entities) totaled 21% and 26% of total net revenue for the quarters ended June 30, 2017 and 2016, respectively, and 19% and 28% for the six months ended June 30, 2017 and 2016, respectively.

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

Pursuant to the terms of an amended and restated MSR recapture agreement, effective September 12, 2016, if the Company refinances mortgage loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey to one of PMT’s wholly‑owned subsidiaries, without cost to PMT, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate UPB that is not less than 30% of the aggregate UPB of all the mortgage loans so originated.

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

Following is a summary of mortgage loan production activities and MSR recapture between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Mortgage servicing rights and excess servicing spread recapture incurred included in Net gains on mortgage loans held for sale at fair value	$1,506	$1,915	$3,201	$3,867

Fulfillment fee revenue	$21,107	$19,111	$37,677	$32,046
Unpaid principal balance of mortgage loans fulfilled for PMT	$5,918,027	$5,174,020	$10,549,933	$8,433,383

Sourcing fees paid to PMT	$3,204	$2,824	$6,065	$4,773
Unpaid principal balance of mortgage loans purchased from PMT	$10,641,243	$9,409,399	$20,215,960	$15,905,121

Proceeds from sale of mortgage loans held for sale to PMT	$18,692	$3,424	$40,222	$8,139
Tax service fees received from PMT included in Mortgage loan origination fees	$1,890	$1,464	$3,269	$2,471
Property management fees received from PMT included in Other income	$95	$54	$166	$85
Early purchase program fees earned from PMT included in Mortgage loan servicing fees	$1	$1	$6	$2

Mortgage Loan Servicing

The Company has a loan servicing agreement with PMT (“Servicing Agreement”). The Servicing Agreement provides for servicing fees of per‑loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to mortgage loans it services for PMT. The Servicing Agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect.

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

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base and supplemental	$82	$79	$147	$135
Activity-based	176	172	319	287
	258	251	466	422
Mortgage loans at fair value:
Base and supplemental	1,754	2,959	3,713	6,359
Activity-based	1,767	8,518	4,157	11,967
	3,521	11,477	7,870	18,326
Mortgage servicing rights:
Base and supplemental	6,188	4,583	12,025	8,927
Activity-based	132	116	224	205
	6,320	4,699	12,249	9,132
	$10,099	$16,427	$20,585	$27,880

Investment Management Activities

The Company has a management agreement with PMT (“Management Agreement”). The Management Agreement provides that:

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Base management	$5,334	$5,199	$10,342	$10,551
Performance incentive	304	—	304	—
	$5,638	$5,199	$10,646	$10,551

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$1,593	$2,435	$3,027	$4,996
Expenses incurred on PMT's behalf, net	398	(169)	653	(114)
	$1,991	$2,266	$3,680	$4,882
Payments and settlements during the period (1)	$16,070	$28,952	$40,463	$56,613

(1)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. The Company received no reimbursement from PMT during the six months ended June 30, 2017 and 2016. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

Investing Activities

Master Repurchase Agreement with the Issuer Trust

On December 19, 2016, the Company, through PLS, entered into a master repurchase agreement with one of PMT’s wholly-owned subsidiaries, PennyMac Holdings, LLC (“PMH”) (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from the Company for the purpose of financing PMH’s participation certificates representing beneficial ownership in excess servicing spread (“ESS”). PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and PennyMac, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

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

The Company also holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell:
Interest income	$2,025	$—	$3,830	$—
Note receivable from PennyMac Mortgage Investment Trust:
Interest income	$—	$2,222	$—	$3,824
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received from PennyMac Mortgage Investment Trust	$35	$36	$71	$71
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	41	193	144	72
	$76	$229	$215	$143

	June 30,	December 31,
	2017	2016
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$150,000	$150,000
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,372	$1,228
Number of shares	75	75

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

Following is a summary of financing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Excess servicing spread financing:
Issuance pursuant to recapture agreement	$1,380	$1,690	$2,953	$3,601
Repayment	$14,278	$17,400	$28,910	$38,281
Settlement	$—	$—	$—	$59,045
Change in fair value	$(7,156)	$(17,428)	$(9,929)	$(36,877)
Interest expense	$4,366	$5,713	$9,013	$12,728
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on mortgage loans held for sale at fair value	$1,271	$1,604	$2,674	$3,426

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	June 30,	December 31,
	2017	2016
	(in thousands)
Receivable from PMT:
Management fees	$5,638	$5,081
Servicing fees	4,231	5,465
Correspondent production fees	2,495	2,371
Allocated expenses and expenses incurred on PMT's behalf	2,324	1,046
Fulfillment fees	2,022	1,300
Conditional Reimbursement	900	900
Interest on assets purchased under agreements to resell	115	253
	$17,725	$16,416
Payable to PMT:
Deposits made by PMT to fund servicing advances	$127,696	$162,945
Mortgage servicing rights recapture payable	428	707
Other	4,585	6,384
	$132,709	$170,036

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

Amounts due from and payable to the Investment Funds are summarized below:

	June 30,	December 31,
	2017	2016
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$42,174	$42,427
PNMAC Mortgage Opportunity Fund Investors, LLC	28,845	28,479
	$71,019	$70,906
Receivable from Investment Funds:
Expense reimbursements	$453	$238
Management fees	359	500
Mortgage loan servicing fees	263	231
Mortgage loan servicing fee rebate deposit	255	250
	$1,330	$1,219
Payable to Investment Funds:
Deposits received to fund servicing advances	$15,103	$20,221
Other	133	172
	$15,236	$20,393

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with owners of PennyMac other than the Company on the date of the IPO that provides for the payment from time to time by the Company to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $73.1 million and $76.0 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2017 and December 31, 2016, respectively. The Company made payments of $6.2 million during the six months ended June 30, 2017. No payments were made during the six months ended June 30, 2016.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$10,479	$14,475	$21,358	$19,650
Weighted average shares of common stock outstanding	23,388	22,078	23,006	22,042
Basic earnings per share of common stock	$0.45	$0.66	$0.93	$0.89

Diluted earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$10,479	$14,475	$21,358	$19,650
Effect of net income attributable to PennyMac Class A units exchangeable to common stock, net of income taxes	23,849	35,433	49,403	48,040
Diluted net income attributable to common stockholders	$34,328	$49,908	$70,761	$67,690
Weighted average shares of common stock outstanding	23,388	22,078	23,006	22,042
Dilutive shares:
PennyMac Class A units exchangeable to common stock	53,375	54,021	53,481	54,032
Common shares issuable under stock-based compensation plan	887	181	1,154	162
Diluted weighted average shares of common stock outstanding	77,650	76,280	77,641	76,236
Diluted earnings per share of common stock	$0.44	$0.65	$0.91	$0.89

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

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands except for weighted-average exercise price)
Stock options (1)	2,636	2,795	2,335	2,450
Performance-based RSUs (2)	1,433	2,684	1,192	2,512
Time-based RSUs	134	-	87	-
Total anti-dilutive stock-based compensation units	4,203	5,479	3,614	4,962
Weighted average exercise price of anti-dilutive stock options (1)	$16.38	$15.81	$16.38	$15.81

(1)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were anti-dilutive.
(2)	Certain performance-based RSUs were outstanding but not included in the computation of diluted earnings per share because the performance thresholds included in such RSUs have not been achieved.

.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement as servicer with the mortgage loans:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cash flows:
Sales proceeds	$12,637,046	$11,234,497	$24,497,179	$19,176,697
Servicing fees received (1)	$89,970	$60,623	$174,991	$119,103
Net servicing advances (recoveries)	$15,700	$(1,264)	$13,791	$(9,545)

(1)	Net of guarantee fees paid to the Agencies.

	June 30,	December 31,
	2017	2016
	(in thousands)
Unpaid principal balance of mortgage loans outstanding	$106,297,560	$89,516,155
Delinquencies:
30-89 days	$3,042,877	$2,545,970
90 days or more:
Not in foreclosure	$1,204,131	$735,263
In foreclosure	$397,412	$137,856
Foreclosed	$27,740	$2,552
Bankruptcy	$518,416	$256,471

The UPB of the Company’s mortgage loan servicing portfolio is summarized as follows:

	June 30, 2017
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities	$158,922,497	$—	$158,922,497
Affiliated entities	—	67,125,932	67,125,932
Mortgage loans held for sale	2,915,346	—	2,915,346
	$161,837,843	$67,125,932	$228,963,775
Amounts subserviced for the Company (1)	$11,909,829	$61,108	$11,970,937
Delinquent mortgage loans:
30 days	$3,803,957	$410,437	$4,214,394
60 days	1,067,664	134,083	1,201,747
90 days or more:
Not in foreclosure	2,138,947	512,227	2,651,174
In foreclosure	795,309	491,142	1,286,451
Foreclosed	35,352	361,521	396,873
	$7,841,229	$1,909,410	$9,750,639
Bankruptcy	$900,628	$254,396	$1,155,024
Custodial funds managed by the Company (2)	$3,455,435	$982,652	$4,438,087

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers including commercial real estate loans and certain mortgage loans on a transitional basis where the Company has obtained the rights to service the loans but servicing of the loans has not yet been transferred to the Company’s servicing system.

(2)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which are included in Interest income in the Company’s consolidated statements of income.

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

(1)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on custodial funds it manages on behalf of the mortgage loans’ investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of mortgage loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	June 30,	December 31,
State	2017	2016
	(in thousands)
California	$45,679,111	$42,303,952
Texas	18,468,384	16,037,426
Florida	15,829,653	12,817,627
Virginia	15,002,859	13,143,510
Maryland	10,215,463	8,564,923
All other states	123,768,305	101,372,564
	$228,963,775	$194,240,002

Note 6—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Government-insured or guaranteed	$2,523,757	$1,984,020
Conventional conforming	133,761	141,524
Purchased from Ginnie Mae pools serviced by the Company	373,938	40,437
Repurchased pursuant to representations and warranties	6,146	6,834
	$3,037,602	$2,172,815
Fair value of mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$2,766,171	$1,422,255
Mortgage loan participation and sale agreements	252,917	702,919
	$3,019,088	$2,125,174

Note 7—Derivative Activities

The Company is exposed to fair value risk relative to its mortgage loans held for sale as well as to its interest rate lock commitments (“IRLCs”) and MSRs. The Company bears fair value risk from the time an IRLC is made to PMT or a loan applicant to the time the mortgage loan is sold. The Company is exposed to loss in fair value of its IRLCs and mortgage loans held for sale when market mortgage interest rates increase. The Company is exposed to loss in fair value of its MSRs when market mortgage interest rates decrease.

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

The Company does not use derivative financial instruments other than IRLCs or for purposes other than in support of its risk management activities. IRLCs are generated in the process of purchasing or originating mortgage loans held for sale. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2017			December 31, 2016
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	3,999,761	$51,287	$5,129	4,279,611	$65,848	$6,457
Used for hedging purposes:
Forward purchase contracts	7,819,706	25	33,731	12,746,191	77,905	16,914
Forward sales contracts	7,641,979	28,759	528	16,577,942	28,324	85,035
MBS put options	6,075,000	11,232	—	1,175,000	3,934	—
MBS call options	—	—	—	1,600,000	217	—
Put options on interest rate futures purchase contracts	1,250,000	2,520	63	1,125,000	3,109	—
Call options on interest rate futures purchase contracts	200,000	438	—	900,000	203	—
Put options on interest rate futures sale contracts	200,000	—	—	—	—	—
Interest rate swap futures purchase contracts	325,000	—	—	200,000	—	—
Total derivatives before netting		94,261	39,451		179,540	108,406
Netting		(24,186)	(22,887)		(96,635)	(86,044)
		$70,075	$16,564		$82,905	$22,362
Deposits placed with derivative counterparties		$1,299			$10,591

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended June 30, 2017
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	9,292,052	46,756,266	(48,228,612)	7,819,706
Forward sale contracts	11,383,749	56,284,621	(60,026,391)	7,641,979
MBS put options	2,950,000	7,325,000	(4,200,000)	6,075,000
MBS call options	—	4,200,000	(4,200,000)	—
Put options on interest rate futures purchase contracts	1,160,000	1,400,000	(1,310,000)	1,250,000
Call options on interest rate futures purchase contracts	482,300	534,300	(816,600)	200,000
Put options on interest rate futures sale contracts	—	1,510,000	(1,310,000)	200,000
Call options on interest rate futures sale contracts	57,300	759,300	(816,600)	—
Treasury futures purchase contracts	—	61,300	(61,300)	—
Treasury futures sale contracts	—	61,300	(61,300)	—
Interest rate swap futures purchase contracts	200,000	325,000	(200,000)	325,000
Interest rate swap futures sale contracts	—	200,000	(200,000)	—

	Quarter ended June 30, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	9,464,470	46,870,345	(42,823,952)	13,510,863
Forward sale contracts	10,418,906	56,521,979	(53,326,689)	13,614,196
MBS put options	1,375,000	6,750,000	(4,575,000)	3,550,000
Put options on interest rate futures purchase contracts	1,750,000	1,650,000	(2,400,000)	1,000,000
Call options on interest rate futures purchase contracts	3,937,500	—	(3,485,400)	452,100

	Six months ended June 30, 2017
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	12,746,191	88,940,575	(93,867,061)	7,819,706
Forward sale contracts	16,577,942	107,934,447	(116,870,410)	7,641,979
MBS put options	1,175,000	12,850,000	(7,950,000)	6,075,000
MBS call options	1,600,000	4,200,000	(5,800,000)	—
Put options on interest rate futures purchase contracts	1,125,000	4,460,000	(4,335,000)	1,250,000
Call options on interest rate futures purchase contracts	900,000	1,489,300	(2,189,300)	200,000
Put options on interest rate futures sale contracts	—	4,535,000	(4,335,000)	200,000
Call options on interest rate futures sale contracts	—	2,189,300	(2,189,300)	—
Treasury futures purchase contracts	—	166,100	(166,100)	—
Treasury futures sale contracts	—	166,100	(166,100)	—
Interest rate swap futures purchase contracts	200,000	525,000	(400,000)	325,000
Interest rate swap futures sales contracts	—	400,000	(400,000)	—

	Six months ended June 30, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	5,254,293	77,682,720	(69,426,150)	13,510,863
Forward sale contracts	6,230,811	95,918,405	(88,535,020)	13,614,196
MBS put options	1,275,000	9,450,000	(7,175,000)	3,550,000
Put options on interest rate futures purchase contracts	1,650,000	4,675,000	(5,325,000)	1,000,000
Call options on interest rate futures purchase contracts	600,000	3,637,500	(3,785,400)	452,100

Derivative Balances and Netting of Financial Instruments

The Company has elected to present net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a master netting arrangement that is legally enforceable on all counterparties in the event of default. The derivatives that are not subject to a master netting arrangement are IRLCs.

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts.

	June 30, 2017			December 31, 2016
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements - IRLCs	$51,287	$—	$51,287	$65,848	$—	$65,848
Derivatives subject to a master netting arrangements:
Forward purchase contracts	25	—	25	77,905	—	77,905
Forward sale contracts	28,759	—	28,759	28,324	—	28,324
MBS put options	11,232	—	11,232	3,934	—	3,934
MBS call options	—	—	—	217	—	217
Put options on interest rate futures purchase contracts	2,520	—	2,520	3,109	—	3,109
Call options on interest rate futures purchase contracts	438	—	438	203	—	203
Netting	—	(24,186)	(24,186)	—	(96,635)	(96,635)
	42,974	(24,186)	18,788	113,692	(96,635)	17,057
	$94,261	$(24,186)	$70,075	$179,540	$(96,635)	$82,905

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	June 30, 2017				December 31, 2016
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
IRLCs	$51,287	$—	$—	$51,287	$65,848	$—	$—	$65,848
Barclays Capital	7,105	—	—	7,105	12,002	—	—	12,002
Goldman Sachs	3,446	—	—	3,446	—	—	—	—
RJ O'Brien	2,895	—	—	2,895	2,750	—	—	2,750
Bank of America, N.A.	2,803	—	—	2,803	—	—	—	—
Others	2,539	—	—	2,539	2,305	—	—	2,305
	$70,075	$—	$—	$70,075	$82,905	$—	$—	$82,905

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	June 30, 2017			December 31, 2016
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements - IRLCs	$5,129	$—	$5,129	$6,457	$—	$6,457
Derivatives subject to a master netting arrangement:
Forward purchase contracts	33,731	—	33,731	16,914	—	16,914
Forward sale contracts	528	—	528	85,035	—	85,035
Put options on interest rate futures purchase contracts	63	—	63	—	—	—
Netting	—	(22,887)	(22,887)	—	(86,044)	(86,044)
	34,322	(22,887)	11,435	101,949	(86,044)	15,905
Total derivatives	39,451	(22,887)	16,564	108,406	(86,044)	22,362
Mortgage loans sold under agreements to repurchase:
Amount outstanding	3,023,288	—	3,023,288	1,736,922	—	1,736,922
Unamortized debt issuance costs	(1,960)	—	(1,960)	(1,808)	—	(1,808)
	3,021,328	—	3,021,328	1,735,114	—	1,735,114
	$3,060,779	$(22,887)	$3,037,892	$1,843,520	$(86,044)	$1,757,476

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

	June 30, 2017				December 31, 2016
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
IRLCs	$5,129	$—	$—	$5,129	$6,457	$—	$—	$6,457
Credit Suisse First Boston Mortgage Capital LLC	1,231,323	(1,231,323)	—	—	961,533	(960,988)	—	545
Bank of America, N.A.	766,544	(766,544)	—	—	349,638	(342,769)	—	6,869
JP Morgan Chase Bank, N.A.	490,058	(489,474)	—	584	135,322	(135,322)	—	—
Citibank, N.A.	175,878	(175,878)	—	—	81,555	(80,525)	—	1,030
Barclays Capital	135,757	(135,757)	—	—	28,467	(28,467)	—	—
Morgan Stanley Bank, N.A.	135,439	(131,399)	—	4,040	189,756	(188,851)	—	905
Royal Bank of Canada	93,780	(92,913)	—	867	2,937	—	—	2,937
Wells Fargo Bank, N.A.	5,403	—	—	5,403	—	—	—	—
BNP Paribas	—	—	—	—	1,151	—	—	1,151
Federal National Mortgage Association	—	—	—	—	1,033	—	—	1,033
Goldman Sachs	—	—	—	—	823	—	—	823
Others	541	—	—	541	612	—	—	612
	$3,039,852	$(3,023,288)	$—	$16,564	$1,759,284	$(1,736,922)	$—	$22,362

Following are the gains and (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Hedged item	Income statement line	2017	2016	2017	2016
		(in thousands)
Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale	$(1,918)	$(48,943)	$(210)	$(118,119)
Mortgage servicing rights	Net mortgage loan servicing fees - Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	$(2,026)	$64,948	$(24,192)	$123,668

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets other than Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell, as well as its originated MSRs relating to loans with initial interest rates of more than 4.5%, its purchased MSRs and its mortgage servicing liabilities (“MSLs”) to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$145,440	$—	$—	$145,440
Mortgage loans held for sale at fair value	—	2,657,518	380,084	3,037,602
Derivative assets:
Interest rate lock commitments	—	—	51,287	51,287
Forward purchase contracts	—	25	—	25
Forward sales contracts	—	28,759	—	28,759
MBS put options	—	11,232	—	11,232
Put options on interest rate futures purchase contracts	2,520	—	—	2,520
Call options on interest rate futures purchase contracts	438	—	—	438
Total derivative assets before netting	2,958	40,016	51,287	94,261
Netting	—	—	—	(24,186)
Total derivative assets	2,958	40,016	51,287	70,075
Investment in PennyMac Mortgage Investment Trust	1,372	—	—	1,372
Mortgage servicing rights at fair value	—	—	678,441	678,441
	$149,770	$2,697,534	$1,109,812	$3,932,930
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$261,796	$261,796
Derivative liabilities:
Interest rate lock commitments	—	—	5,129	5,129
Forward purchase contracts	—	33,731	—	33,731
Forward sales contracts	—	528	—	528
Put options on interest rate futures purchase contracts	63	—	—	63
Total derivative liabilities before netting	63	34,259	5,129	39,451
Netting	—	—	—	(22,887)
Total derivative liabilities	63	34,259	5,129	16,564
Mortgage servicing liabilities at fair value	—	—	18,295	18,295
	$63	$34,259	$285,220	$296,655

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$85,964	$—	$—	$85,964
Mortgage loans held for sale at fair value	—	2,125,544	47,271	2,172,815
Derivative assets:
Interest rate lock commitments	—	—	65,848	65,848
Forward purchase contracts	—	77,905	—	77,905
Forward sales contracts	—	28,324	—	28,324
MBS put options	—	3,934	—	3,934
MBS call options	—	217	—	217
Put options on interest rate futures purchase contracts	3,109	—	—	3,109
Call options on interest rate futures purchase contracts	203	—	—	203
Total derivative assets before netting	3,312	110,380	65,848	179,540
Netting	—	—	—	(96,635)
Total derivative assets	3,312	110,380	65,848	82,905
Investment in PennyMac Mortgage Investment Trust	1,228	—	—	1,228
Mortgage servicing rights at fair value	—	—	515,925	515,925
	$90,504	$2,235,924	$629,044	$2,858,837
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$288,669	$288,669
Derivative liabilities:
Interest rate lock commitments	—	—	6,457	6,457
Forward purchase contracts	—	16,914	—	16,914
Forward sales contracts	—	85,035	—	85,035
Total derivative liabilities before netting	—	101,949	6,457	108,406
Netting	—	—	—	(86,044)
Total derivative liabilities	—	101,949	6,457	22,362
Mortgage servicing liabilities at fair value	—	—	15,192	15,192
	$—	$101,949	$310,318	$326,223

As shown above, all or a portion of the Company’s mortgage loans held for sale, IRLCs, MSRs at fair value, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for the quarters and six months ended June 30, 2017 and 2016:

	Quarter ended June 30, 2017
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, March 31, 2017	$327,682	$66,007	$506,916	$900,605
Purchases	625,492	—	183,586	809,078
Sales and repayments	(264,558)	—	—	(264,558)
Interest rate lock commitments issued, net	—	71,062	—	71,062
Mortgage servicing rights resulting from mortgage loan sales	—	—	7,945	7,945
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(3,046)	—	—	(3,046)
Other factors	—	32,613	(20,006)	12,607
	(3,046)	32,613	(20,006)	9,561
Transfers from Level 3 to Level 2	(305,486)	—	—	(305,486)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(123,524)	—	(123,524)
Balance, June 30, 2017	$380,084	$46,158	$678,441	$1,104,683
Changes in fair value recognized during the period relating to assets still held at June 30, 2017	$(3,042)	$46,158	$(20,006)	$23,110

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended June 30, 2017
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, March 31, 2017	$277,484	$15,994	$293,478
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,380	—	1,380
Accrual of interest	4,366	—	4,366
Repayments	(14,278)	—	(14,278)
Mortgage servicing liabilities resulting from mortgage loan sales	—	3,810	3,810
Changes in fair value included in income	(7,156)	(1,509)	(8,665)
Balance, June 30, 2017	$261,796	$18,295	$280,091
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2017	$(7,156)	$(1,509)	$(8,665)

	Quarter ended June 30, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, March 31, 2016	$33,030	$71,885	$594,403	$699,318
Purchases	142,912	—	—	142,912
Sales and repayments	(14,443)	—	—	(14,443)
Interest rate lock commitments issued, net	—	102,755	—	102,755
Mortgage servicing rights resulting from mortgage loan sales	—	—	4,820	4,820
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(1,078)	—	—	(1,078)
Other factors	—	77,518	(72,929)	4,589
	(1,078)	77,518	(72,929)	3,511
Transfers from Level 3 to Level 2	(122,342)	—	—	(122,342)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(161,896)	—	(161,896)
Balance, June 30, 2016	$38,079	$90,262	$526,294	$654,635
Changes in fair value recognized during the period relating to assets still held at June 30, 2016	$442	$90,262	$(72,929)	$17,775

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended June 30, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, March 31, 2016	$321,976	$6,747	$328,723
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,690	—	1,690
Accrual of interest	5,713	—	5,713
Repayments	(17,400)	—	(17,400)
Changes in fair value included in income	(17,428)	(2,066)	(19,494)
Balance, June 30, 2016	$294,551	$4,681	$299,232
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2016	$(17,428)	$(2,066)	$(19,494)

	Six months ended June 30, 2017
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2016	$47,271	$59,391	$515,925	$622,587
Purchases	1,315,963	—	183,789	1,499,752
Sales and repayments	(538,860)	—	—	(538,860)
Interest rate lock commitments issued, net	—	142,819	—	142,819
Mortgage servicing rights resulting from mortgage loan sales	—	—	13,929	13,929
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(4,974)	—	—	(4,974)
Other factors	—	57,732	(35,202)	22,530
	(4,974)	57,732	(35,202)	17,556
Transfers from Level 3 to Level 2	(439,316)	—	—	(439,316)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(213,784)	—	(213,784)
Balance, June 30, 2017	$380,084	$46,158	$678,441	$1,104,683
Changes in fair value recognized during the period relating to assets still held at June 30, 2017	$(4,620)	$46,158	$(35,202)	$6,336

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2017
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2016	$288,669	$15,192	$303,861
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,953	—	2,953
Accrual of interest	9,013	—	9,013
Repayments	(28,910)	—	(28,910)
Mortgage servicing liabilities resulting from mortgage loan sales	—	7,869	7,869
Changes in fair value included in income	(9,929)	(4,766)	(14,695)
Balance, June 30, 2017	$261,796	$18,295	$280,091
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2017	$(9,929)	$(4,766)	$(14,695)

	Six months ended June 30, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance December 31, 2015	$48,531	$43,773	$660,247	$752,551
Purchases	488,798	—	11	488,809
Sales and repayments	(298,176)	—	—	(298,176)
Interest rate lock commitments issued, net	—	181,218	—	181,218
Mortgage servicing rights resulting from mortgage loan sales	—	—	9,288	9,288
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	691	—	—	691
Other factors	—	149,188	(143,252)	5,936
	691	149,188	(143,252)	6,627
Transfers from Level 3 to Level 2	(201,765)	—	—	(201,765)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(283,917)	—	(283,917)
Balance, June 30, 2016	$38,079	$90,262	$526,294	$654,635
Changes in fair value recognized during the year relating to assets still held at June 30, 2016	$860	$90,262	$(143,252)	$(52,130)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance December 31, 2015	$412,425	$1,399	$413,824
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	3,601	—	3,601
Accrual of interest	12,728	—	12,728
Repurchase	(59,045)	—	(59,045)
Repayments	(38,281)	—	(38,281)
Mortgage servicing liabilities resulting from mortgage loan sales	—	5,409	5,409
Changes in fair value included in income	(36,877)	(2,127)	(39,004)
Balance, June 30, 2016	$294,551	$4,681	$299,232
Changes in fair value recognized during the year relating to liabilities still outstanding at June 30, 2016	$(29,667)	$(2,127)	$(31,794)

The information used in the preceding roll forwards represents activity for assets and liabilities measured at fair value on a recurring basis and identified as using “Level 3” inputs that are significant to the fair value measurement at either the beginning or the end of the periods presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain mortgage loans held for sale.

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended June 30,
	2017			2016
	Net gains on			Net gains on
	mortgage	Net mortgage		mortgage	Net mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$123,657	$—	$123,657	$164,527	$—	$164,527
Mortgage servicing rights at fair value	—	(20,006)	(20,006)	—	(72,929)	(72,929)
	$123,657	$(20,006)	$103,651	$164,527	$(72,929)	$91,598
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$7,156	$7,156	$—	$17,428	$17,428
Mortgage servicing liabilities at fair value	—	1,509	1,509	—	2,066	2,066
	$—	$8,665	$8,665	$—	$19,494	$19,494

	Six months ended June 30,
	2017			2016
	Net gains on	Net		Net gains on	Net
	mortgage	mortgage		mortgage	mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$205,967	$—	$205,967	$300,608	$—	$300,608
Mortgage servicing rights at fair value	—	(35,202)	(35,202)	—	(143,252)	(143,252)
	$205,967	$(35,202)	$170,765	$300,608	$(143,252)	$157,356
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$9,929	$9,929	$—	$36,877	$36,877
Mortgage servicing liabilities at fair value	—	4,766	4,766	—	2,127	2,127
	$—	$14,695	$14,695	$—	$39,004	$39,004

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	June 30, 2017
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,719,560	$2,592,354	$127,206
90 days or more delinquent:
Not in foreclosure	239,660	244,419	(4,759)
In foreclosure	78,382	78,573	(191)
	$3,037,602	$2,915,346	$122,256

	December 31, 2016
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,148,947	$2,077,034	$71,913
90 days or more delinquent:
Not in foreclosure	19,227	19,399	(172)
In foreclosure	4,641	4,850	(209)
	$2,172,815	$2,101,283	$71,532

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets and liabilities that were measured at fair value on a nonrecurring basis during the periods presented:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,254,152	$1,254,152
Real estate acquired in settlement of loans	—	—	523	523
	$—	$—	$1,254,675	$1,254,675

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,093,242	$1,093,242
Real estate acquired in settlement of loans	—	—	1,152	1,152
	$—	$—	$1,094,394	$1,094,394

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(30,635)	$(72,647)	$(16,636)	$(149,720)
Real estate acquired in settlement of loans	(73)	393	(105)	(42)
	$(30,708)	$(72,254)	$(16,741)	$(149,762)

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

The Company’s borrowings carried at amortized cost and the receivables from and payables to the Advised Entities do not have observable inputs and the fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” fair value liabilities due to the lack of observable inputs to estimate their fair values and has concluded that those liabilities’ fair values approximate the carrying value due to their short terms and/or variable interest rates.

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

Certain of the Company’s mortgage loans held for sale are non-saleable into active markets and are therefore categorized as “Level 3” fair value assets:

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

•

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	June 30, 2017	December 31, 2016
Discount rate:
Range	2.9% – 9.4%	2.6% – 8.8%
Weighted average	2.9%	3.0%
Twelve-month projected housing price index change:
Range	2.6% – 4.7%	2.0% – 4.5%
Weighted average	3.8%	3.7%
Voluntary prepayment / resale speed (1):
Range	0.1% – 19.3%	0.1% – 24.4%
Weighted average	17.3%	20.9%
Total prepayment speed (2):
Range	0.1% – 40.0%	0.1% – 39.8%
Weighted average	37.7%	34.3%

(1)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of IRLCs:

Key inputs	June 30, 2017	December 31, 2016
Pull-through rate:
Range	38.7% – 100.0%	35.0% – 100.0%
Weighted average	86.2%	84.9%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.1 – 5.7	1.2 – 5.9
Weighted average	4.0	4.3
Percentage of unpaid principal balance:
Range	0.3% – 2.5%	0.3% – 2.8%
Weighted average	1.3%	1.3%

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (discount rate), the prepayment rates of the underlying mortgage loans, and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSRs are included in Net servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended June 30,
	2017		2016
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$7,945	$128,927	$4,820	$127,652
Unpaid principal balance of underlying mortgage loans	$795,875	$11,005,607	$400,433	$10,370,549
Weighted average servicing fee rate (in basis points)	29	30	33	29
Key inputs:
Pricing spread (1)
Range	7.6% – 11.0%	7.6% – 15.2%	7.2% – 9.5%	7.2% – 14.4%
Weighted average	10.4%	10.7%	8.7%	8.9%
Annual total prepayment speed (2)
Range	4.2% – 71.8%	4.0% – 45.7%	3.3% – 45.1%	3.9% – 50.9%
Weighted average	12.9%	9.7%	12.2%	9.8%
Life (in years)
Range	0.8 – 11.5	1.6 – 11.7	1.6 – 11.8	1.3 – 11.8
Weighted average	6.5	7.7	6.7	7.7
Per-loan annual cost of servicing
Range	$78 – $98	$79 – $98	$68 – $105	$68 – $106
Weighted average	$88	$89	$89	$90

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs.

(2)	Prepayment speed is measured using Life Total CPR.

	Six months ended June 30,
	2017		2016
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$13,929	$259,145	$9,288	$223,966
Unpaid principal balance of underlying mortgage loans	$1,299,940	$21,706,206	$768,240	$17,354,721
Weighted average servicing fee rate (in basis points)	30	29	33	31
Key inputs:
Pricing spread (1)
Range	7.6% – 11.0%	7.6% – 15.2%	7.2% – 9.8%	7.2% – 14.4%
Weighted average	10.5%	10.7%	8.7%	8.9%
Annual total prepayment speed (2)
Range	4.2% – 71.8%	3.4% – 45.7%	3.3% – 52.3%	3.8% – 50.9%
Weighted average	12.1%	9.0%	12.7%	10.3%
Life (in years)
Range	0.8 – 11.5	1.6 – 12.2	1.3 – 11.8	1.3 – 11.9
Weighted average	6.7	8.0	6.5	7.5
Per-loan annual cost of servicing
Range	$78 – $101	$79 – $101	$68 – $105	$68 – $106
Weighted average	$89	$90	$85	$87

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

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs at period end and the effect on fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	June 30, 2017		December 31, 2016
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$678,441	$1,273,158	$515,925	$1,111,747
Unpaid principal balance of underlying mortgage loans	$56,775,177	$100,448,732	$43,667,165	$85,509,941
Weighted average note interest rate	4.0%	3.7%	4.1%	3.7%
Weighted average servicing fee rate (in basis points)	32	30	32	31
Key inputs:
Pricing spread (1):
Range	10.0% – 14.3%	7.6% – 14.3%	7.6% – 14.9%	7.6% – 14.9%
Weighted average	10.6%	10.6%	10.1%	10.7%
Effect on fair value of (2):
5% adverse change	$(12,381)	$(25,059)	$(9,097)	$(22,382)
10% adverse change	$(24,302)	$(49,154)	$(17,872)	$(43,889)
20% adverse change	$(46,865)	$(94,654)	$(34,516)	$(84,464)
Prepayment speed (3):
Range	7.6% – 70.8%	7.3% – 43.2%	7.0% – 46.7%	6.6% – 43.9%
Weighted average	10.6%	9.2%	10.3%	8.7%
Average life (in years):
Range	3.5 – 8.2	2.0 – 8.9	1.3 – 8.6	1.6 – 9.4
Weighted average	6.8	7.8	6.7	8.1
Effect on fair value of (2):
5% adverse change	$(11,403)	$(20,003)	$(8,818)	$(16,636)
10% adverse change	$(22,421)	$(39,356)	$(17,336)	$(32,750)
20% adverse change	$(43,374)	$(76,236)	$(33,533)	$(63,513)
Annual per-loan cost of servicing:
Range	$78 – $98	$79 – $98	$78 – $101	$79 – $101
Weighted average	$89	$89	$92	$92
Effect on fair value of (2):
5% adverse change	$(6,645)	$(9,965)	$(5,612)	$(8,890)
10% adverse change	$(13,290)	$(19,230)	$(11,225)	$(17,781)
20% adverse change	$(26,580)	$(39,858)	$(22,450)	$(35,562)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

Following are the key inputs used in estimating the fair value of ESS financing:

	June 30,	December 31,
	2017	2016
Carrying value (in thousands)	$261,796	$288,669
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$29,716,891	$32,376,359
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs:
Pricing spread (1):
Range	3.8% – 4.4%	3.8% – 4.8%
Weighted average	4.2%	4.4%
Annualized prepayment speed (2):
Range	7.7% – 70.9%	7.0% – 41.3%
Weighted average	10.7%	10.5%
Average life (in years):
Range	0.7 – 8.1	1.4 – 8.6
Weighted average	6.6	6.8

(1)The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)Prepayment speed is measured using Life Total CPR.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSLs include the applicable pricing spread (discount rate), the prepayment rates of the underlying mortgage loans, and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSLs are included in Net servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	June 30,	December 31,
	2017	2016
MSL and pool characteristics:
Carrying value (in thousands)	$18,295	$15,192
Unpaid principal balance of underlying mortgage loans (in thousands)	$1,698,588	$2,074,896
Weighted average servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	7.8%	8.0%
Prepayment speed (2)	32.3%	31.7%
Average life (in years)	3.6	3.7
Annual per-loan cost of servicing	$443	$497

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSLs.
(2)	Prepayment speed is measured using Life Total CPR.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Carried at Fair Value

The activity in MSRs carried at fair value is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$506,916	$594,403	$515,925	$660,247
Additions:
Purchases	183,586	—	183,789	11
Mortgage servicing rights resulting from mortgage loan sales	7,945	4,820	13,929	9,288
	191,531	4,820	197,718	9,299

Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(1,588)	(51,855)	404	(100,731)
Other changes in fair value (2)	(18,418)	(21,074)	(35,606)	(42,521)
Total change in fair value	(20,006)	(72,929)	(35,202)	(143,252)
Balance at end of period	$678,441	$526,294	$678,441	$526,294

	June 30,	December 31,
	2017	2016
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable	$468,138	$509,847

(1)

Principally reflects changes in discount rates and prepayment speed inputs, primarily due to changes in market interest rates, and changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amortized cost:
Balance at beginning of period	$1,299,093	$866,989	$1,206,694	$798,925
Mortgage servicing rights resulting from mortgage loan sales	128,927	127,652	259,145	223,966
Amortization	(43,279)	(33,050)	(81,098)	(61,300)
Balance at end of period	1,384,741	961,591	1,384,741	961,591

Valuation allowance:
Balance at beginning of period	(80,948)	(124,310)	(94,947)	(47,237)
Reductions (additions)	(30,635)	(72,647)	(16,636)	(149,720)
Balance at end of period	(111,583)	(196,957)	(111,583)	(196,957)
Mortgage servicing rights, net at end of period	$1,273,158	$764,634	$1,273,158	$764,634

Fair value of mortgage servicing rights at beginning of period	$1,227,077	$743,062	$1,112,302	$766,345
Fair value of mortgage servicing rights at end of period	$1,273,364	$764,634	$1,273,364	$764,634

	June 30,	December 31,
	2017	2016
	(in thousands)
Fair value of mortgage servicing rights pledged to secure assets sold under agreements to repurchase and note payable	$1,267,981	$1,107,824

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This estimate was developed with the inputs applicable to the June 30, 2017 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve month period ending June 30,	amortization
(in thousands)
2018	$162,473
2019	145,784
2020	131,122
2021	117,708
2022	105,638
Thereafter	722,016
$1,384,741

Mortgage Servicing Liabilities Carried at Fair Value

The activity in MSLs carried at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$15,994	$6,747	$15,192	$1,399
Mortgage servicing liabilities resulting from mortgage loan sales	3,810	—	7,869	5,409
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	4,705	—	7,995	—
Other changes in fair value (2)	(6,214)	(2,066)	(12,761)	(2,127)
Total change in fair value	(1,509)	(2,066)	(4,766)	(2,127)
Balance at end of period	$18,295	$4,681	$18,295	$4,681

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Servicing fees relating to MSRs and MSLs are recorded in Net mortgage loan servicing fees—Mortgage loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs and MSLs are recorded in Net mortgage loan servicing fees—Mortgage loan servicing fees—Ancillary and other fees on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Contractual servicing fees	$112,348	$92,770	$218,815	$184,097
Ancillary and other fees:
Late charges	5,905	1,424	12,589	3,044
Other	1,101	488	2,026	883
	$119,354	$94,682	$233,430	$188,024

Note 10—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$70,778	$70,519	$70,906	$69,926
Carried Interest recognized during the period	241	244	113	837
Balance at end of period	$71,019	$70,763	$71,019	$70,763

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

During the quarter ended June 30, 2017, the Investment Funds entered into agreements to sell their remaining assets to a non-affiliate. If the sale settles as anticipated, the Company expects to collect a substantial portion of the Carried Interest during 2017 and the remaining balance during 2018. The sale agreements are subject to continuing due diligence and closing conditions. There can be no assurance regarding the size of the transaction or whether the transaction will be completed at all.

Note 11—Borrowings

The borrowing facilities described throughout this Note 11 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2017.

Assets Sold Under Agreement to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value or participation certificates backed by MSRs. Eligible mortgage loans and participation certificates backed by MSRs and servicing advances are sold at advance rates based on the fair value of the assets sold. Interest is charged at a rate based on the buyer’s overnight cost of funds rate or on LIBOR depending on the terms of the respective agreements. Mortgage loans and MSRs financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$2,082,668	$1,352,401	$1,801,138	$1,195,987
Weighted average interest rate (1)	3.13%	3.06%	3.11%	2.87%
Total interest expense	$19,101	$12,252	$33,046	$20,912
Maximum daily amount outstanding	$3,617,164	$1,803,371	$3,617,164	$1,863,455

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,023,288	$1,736,922
Unamortized debt issuance costs	(1,960)	(1,808)
	$3,021,328	$1,735,114
Weighted average interest rate	2.91%	3.02%
Available borrowing capacity (2) (3):
Committed	$142,723	$347,487
Uncommitted	1,338,989	857,591
	$1,481,712	$1,205,078
Fair value of assets securing repurchase agreements:
Mortgage loans held for sale	$2,766,171	$1,422,255
Servicing advances	$72,010	$81,306
Mortgage servicing rights	$1,202,483	$1,479,322
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$150,000	$150,000
Margin deposits placed with counterparties (4)	$5,250	$3,000

(1)

Excludes the effect of amortization of commitment fees totaling $2.6 million and $1.8 million for the quarters ended June 30, 2017 and 2016, respectively, and $4.9 million and $3.6 million for the six months ended June 30, 2017 and 2016, respectively.

(2)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets sold.

(3)	At June 30, 2017, available borrowing capacity includes $500 million of temporary increases in credit facility limits expiring on various dates through September 30, 2017.
(4)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2017	Balance
(dollars in thousands)
Within 30 days	$591,929
Over 30 to 90 days	1,973,532
Over 180 days to one year	457,827
Total loans sold under agreements to repurchase	$3,023,288
Weighted average maturity (in months)	3.1

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2017:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$91,587	April 27, 2018	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC	$48,987	August 1, 2017	April 27, 2018
Bank of America, N.A.	$69,343	September 19, 2017	May 25, 2018
JP Morgan Chase Bank, N.A.	$41,179	August 19, 2017	October 13, 2017
Barclays Bank PLC	$13,758	September 19, 2017	December 1, 2017
Citibank, N.A.	$10,631	August 2, 2017	March 2, 2018
Morgan Stanley Bank, N.A.	$9,914	August 17, 2017	August 25, 2017
Royal Bank of Canada	$7,406	September 12, 2017	September 18, 2017

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

The mortgage loan participation and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Average balance	$180,968	$189,363	$193,326	$178,460
Weighted average interest rate (1)	2.32%	1.69%	2.12%	1.68%
Total interest expense	$1,164	$917	$2,296	$1,698
Maximum daily amount outstanding	$286,138	$737,319	$719,434	$737,319

(1)

Excludes the effect of amortization of facility fees totaling $102,000 and $107,000 for the quarters ended June 30, 2017 and 2016, respectively, and $231,000 and $185,000 for the six months ended June 30, 2017 and 2016, respectively.

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$243,707	$671,562
Unamortized debt issuance costs	(346)	(136)
	$243,361	$671,426
Weighted average interest rate	2.48%	2.02%
Fair value of mortgage loans pledged to secure mortgage loan participation and sale agreements	$252,917	$702,919

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

The Company entered into a revolving credit agreement, dated as of December 30, 2015, pursuant to which the lenders agreed to make revolving loans in an amount not to exceed $100 million. On November 18, 2016, the credit agreement was amended and restated. Pursuant to the amended and restated credit agreement (“Credit Agreement”), the lenders have agreed to make revolving loans in an amount not to exceed $150 million. The proceeds of the loans are to be used solely for working capital and general corporate purposes of the Company and its subsidiaries. Interest on the loans shall accrue at a per annum rate of interest equal to, at an election of the Company, either LIBOR plus the applicable margin or an alternate base rate (as defined in the Credit Agreement). During the existence of certain events of default, interest shall accrue at a higher rate. The maturity date of the loans is 364 days following the date of the Credit Agreement.

During December 2015, the Company entered into a note payable which is secured by MSRs relating to certain mortgage loans in the Company’s servicing portfolio.  Interest is charged at a rate based on LIBOR plus the applicable contract margin.

Notes payable are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Average balance	$461,365	$121,941	$378,638	$103,554
Weighted average interest rate (1)	5.79%	4.53%	5.78%	4.47%
Total interest expense	$8,059	$2,291	$12,999	$3,889
Maximum daily amount outstanding	$471,868	$128,849	$546,868	$128,849

(1)

Excluding the effect of amortization of debt issuance costs totaling $1.1 million and $0.9 million for the quarters ended June 30, 2017 and 2016, respectively, and $2.0 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$433,865	$151,935
Unamortized debt issuance costs	(4,173)	(993)
	$429,692	$150,942
Weighted average interest rate	4.87%	4.67%
Unused amount	$246,135	$98,065
Assets pledged to secure notes payable:
Cash	$50,458	$91,788
Carried Interest	$71,019	$70,906
Mortgage servicing rights	$533,636	$138,349

Obligations under Capital Lease

In December 2015, the Company entered into a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on November 3, 2019 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Average balance	$29,053	$17,566	$25,739	$15,641
Weighted average interest rate	2.69%	2.44%	2.69%	2.44%
Total interest expense	$221	$161	$380	$224
Maximum daily amount outstanding	$30,044	$24,720	$30,044	$24,720

	June 30,	December 31,
	2017	2016
	(in thousands)
Unpaid principal balance	$26,641	$23,424
Weighted average interest rate	2.70%	2.48%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$27,476	$25,134
Capitalized software	$1,797	$515

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

Following is a summary of ESS:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$277,484	$321,976	$288,669	$412,425
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust	1,380	1,690	2,953	3,601
Accrual of interest	4,366	5,713	9,013	12,728
Repayment	(14,278)	(17,400)	(28,910)	(38,281)
Settlement (1)	—	—	—	(59,045)
Change in fair value	(7,156)	(17,428)	(9,929)	(36,877)
Balance at end of period	$261,796	$294,551	$261,796	$294,551

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

Note 12—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$19,436	$22,209	$19,067	$20,611
Provision for losses on mortgage loans sold:
Resulting from sales of mortgage loans	1,296	2,286	2,698	4,368
Reduction in liability due to change in estimate	(1,020)	—	(1,892)	—
Incurred losses	(144)	(218)	(305)	(702)
Balance at end of period	$19,568	$24,277	$19,568	$24,277
Unpaid principal balance of mortgage loans subject to representations and warranties at end of period	$106,284,973	$72,151,175

Note 13—Income Taxes

The Company’s effective tax rates were 12.4% and 11.8% for the quarters ended June 30, 2017 and 2016, respectively, and 12.4% and 11.9% for the six months ended June 30, 2017 and 2016, respectively. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s shares, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase the Company’s effective income tax rate.

Note 14—Noncontrolling Interest

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$10,479	$14,475	$21,358	$19,650
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$8,164	$2,039	$16,927	$2,640
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC	555	90	1,046	93

	June 30,	December 31,
	2017	2016
Percentage of noncontrolling interest in Private National Mortgage Acceptance Company, LLC	69.4%	70.6%

Note 15—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cash (loss) gain:
Mortgage loans	$1,904	$20,830	$(56,777)	$42,231
Hedging activities	5,317	(77,593)	6,424	(150,133)
	7,221	(56,763)	(50,353)	(107,902)
Non-cash gain:
From non-affiliates:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	133,062	132,472	265,205	227,845
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,296)	(2,286)	(2,698)	(4,368)
Reduction in liability due to change in estimate	1,020	—	1,892	—
Change in fair value relating to mortgage loans and hedging derivatives held at period end:
Interest rate lock commitments	(19,849)	18,377	(13,234)	46,488
Mortgage loans	(13,326)	11,669	(5,930)	31,517
Hedging derivatives	(7,235)	28,649	(6,634)	32,014
	99,597	132,118	188,248	225,594
Recapture payable to PennyMac Mortgage Investment Trust	(1,506)	(1,915)	(3,201)	(3,867)
	$98,091	$130,203	$185,047	$221,727

Note 16—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$657	$284	$994	$456
Mortgage loans held for sale at fair value	23,714	13,262	40,329	23,743
Placement fees relating to custodial funds	8,577	4,786	13,679	6,060
	32,948	18,332	55,002	30,259
From PennyMac Mortgage Investment Trust—Financings receivable	2,025	2,222	3,830	3,824
	34,973	20,554	58,832	34,083

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	19,101	12,252	33,046	20,912
Mortgage loan participation and sale agreements	1,164	917	2,296	1,698
Notes payable	8,059	2,291	12,999	3,889
Obligations under capital lease	221	161	380	224
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	3,304	3,422	6,927	5,527
Interest on mortgage loan impound deposits	662	710	1,690	1,475
	32,511	19,753	57,338	33,725
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	4,366	5,713	9,013	12,728
	36,877	25,466	66,351	46,453
	$(1,904)	$(4,912)	$(7,519)	$(12,370)

Note 17—Stock-based Compensation

Following is a summary of the stock-based compensation expense by type of instrument awarded:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Performance-based RSUs	$2,409	$1,644	$5,712	$4,433
Stock options	1,163	1,423	2,439	2,503
Time-based RSUs	1,294	641	2,239	1,348
Exchangeable PNMAC units	—	18	—	43
	$4,866	$3,726	$10,390	$8,327

Following is a summary of equity award activity:

	Quarter ended June 30, 2017
	Performance-	Stock	Time-based
	based RSUs	options	RSUs
	(in thousands)
March 31, 2017	3,160	3,571	646
Granted	—	—	—
Vested units and exercised options	(446)	(5)	(22)
Forfeited or canceled	(308)	(17)	(6)
June 30, 2017	2,406	3,549	618

	Quarter ended June 30, 2016
	Performance-	Stock	Time-based
	based RSUs	options	RSUs
	(in thousands)
March 31, 2016	2,686	2,799	454
Granted	—	—	—
Vested units and exercised options	—	—	(49)
Forfeited or canceled	(13)	(13)	(7)
June 30, 2016	2,673	2,786	398

	Six months ended June 30, 2017
	Performance-	Stock	Time-based
	based RSUs	options	RSUs
	(in thousands)
December 31, 2016	2,475	2,738	382
Granted	694	861	405
Vested units and exercised options	(446)	(25)	(160)
Forfeited or canceled	(317)	(25)	(9)
June 30, 2017	2,406	3,549	618

	Six months ended June 30, 2016
	Performance-	Stock	Time-based
	based RSUs	options	RSUs
	(in thousands)
December 31, 2015	2,351	1,845	271
Granted	813	962	251
Vested units and exercised options	—	—	(115)
Forfeited or canceled	(491)	(21)	(9)
June 30, 2016	2,673	2,786	398

Note 18—Supplemental Cash Flow Information

	Six months ended June 30,
	2017	2016
	(in thousands)
Cash paid for interest	$68,884	$44,065
Cash paid for income taxes	$36	$43
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$273,074	$233,254
Mortgage servicing liabilities resulting from mortgage loan sales	$7,869	$5,409
Unsettled portion of MSR acquisitions	$24,323	$—
Non-cash financing activity:
Transfer of excess servicing spread pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	$2,953	$3,601
Issuance of common stock in settlement of director fees	$169	$149

Note 19—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2017		December 31, 2016
Agency–company subject to requirement	Actual (1)	Requirement	Actual (1)	Requirement
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac - PLS	$1,395,498	$407,095	$1,289,464	$335,883
Ginnie Mae - PLS	$1,164,514	$612,896	$1,085,549	$455,542
Ginnie Mae - PennyMac	$1,356,831	$674,186	$1,261,565	$501,097
HUD - PLS	$1,164,514	$2,500	$1,085,549	$2,500
Liquidity
Fannie Mae & Freddie Mac - PLS	$217,281	$55,623	$179,230	$45,930
Ginnie Mae - PLS	$217,281	$143,568	$179,230	$115,304
Tangible net worth / Total assets ratio
Fannie Mae and Freddie Mac – PLS	22%	6%	26%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 20—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of June 30, 2017, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Purchase and Fund Mortgage Loans

June 30, 2017
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$1,973,346
Commitments to fund mortgage loans	2,026,415
$3,999,761

Leases

The Company leases office facilities. Rent expense was $4.2 million and $2.6 million for the quarters ended June 30, 2017 and 2016, respectively and $7.6 million and $5.0 milllion for the six months ended June 30, 2017 and 2016, respectively.

The following table provides a summary of future minimum lease payments required under lease agreements, which may also contain renewal options as of June 30, 2017:

Twelve months ended June 30:	Future minimum lease payments
(in thousands)
2018	$12,158
2019	14,296
2020	14,650
2021	13,185
2022	10,633
Thereafter	37,033
$101,955

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

Note 21—Stockholders’ Equity

In June 2017, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”) under which the Company may repurchase up to $50 million of its outstanding Class A common stock. The Company did not repurchase any of its Class A common stock during the quarter and six months ended June 30, 2017.

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

Financial performance and results by segment are as follows:

	Quarter ended June 30, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$74,706	$23,385	$98,091	$—	$98,091
Mortgage loan origination fees	30,193	—	30,193	—	30,193
Fulfillment fees from PennyMac Mortgage Investment Trust	21,107	—	21,107	—	21,107
Net mortgage loan servicing fees	—	46,913	46,913	—	46,913
Management fees	—	—	—	6,007	6,007
Carried Interest from Investment Funds	—	—	—	241	241
Net interest income (expense):	—	—	—
Interest income	15,279	19,694	34,973	—	34,973
Interest expense	11,330	25,534	36,864	13	36,877
	3,949	(5,840)	(1,891)	(13)	(1,904)
Other	531	446	977	96	1,073
Total net revenue	130,486	64,904	195,390	6,331	201,721
Expenses	63,780	76,117	139,897	3,864	143,761
Income before provision for income taxes	$66,706	$(11,213)	$55,493	$2,467	$57,960
Segment assets at period end (2)	$2,732,947	$3,574,239	$6,307,186	$94,525	$6,401,711

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $3.0 million.

	Quarter ended June 30, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$115,894	$14,309	$130,203	$—	$130,203
Mortgage loan origination fees	28,907	—	28,907	—	28,907
Fulfillment fees from PennyMac Mortgage Investment Trust	19,111	—	19,111	—	19,111
Net mortgage loan servicing fees	—	26,555	26,555	—	26,555
Management fees	—	—	—	5,730	5,730
Carried Interest from Investment Funds	—	—	—	244	244
Net interest income (expense):
Interest income	11,528	9,026	20,554	—	20,554
Interest expense	6,825	18,625	25,450	16	25,466
	4,703	(9,599)	(4,896)	(16)	(4,912)
Other	849	851	1,700	268	1,968
Total net revenue	169,464	32,116	201,580	6,226	207,806
Expenses	64,959	53,085	118,044	5,504	123,548
Income (loss) before provision for income taxes	$104,505	$(20,969)	$83,536	$722	$84,258
Segment assets at period end (2)	$2,222,007	$2,289,922	$4,511,929	$95,141	$4,607,070

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of Deferred tax asset of $4.9 million and working capital of $4.4 million.

	Six months ended June 30, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains (losses) on mortgage loans held for sale at fair value	$137,543	$47,504	$185,047	$—	$185,047
Loan origination fees	55,767	—	55,767	—	55,767
Fulfillment fees from PennyMac Mortgage Investment Trust	37,677	—	37,677	—	37,677
Net servicing fees	—	121,076	121,076	—	121,076
Management fees	—	—	—	11,381	11,381
Carried Interest from Investment Funds	—	—	—	113	113
Net interest income (expense):	—	—		—
Interest income	28,215	30,617	58,832	—	58,832
Interest expense	20,152	46,175	66,327	24	66,351
	8,063	(15,558)	(7,495)	(24)	(7,519)
Other	1,476	917	2,393	259	2,652
Total net revenue	240,526	153,939	394,465	11,729	406,194
Expenses	126,316	151,736	278,052	8,150	286,202
Income before provision for income taxes	$114,210	$2,203	$116,413	$3,579	$119,992
Segment assets at period end (2)	$2,732,947	$3,574,239	$6,307,186	$94,525	$6,401,711

(1)	All revenues are from external customers.
(2)	Excludes parent Company assets, which consist primarily of working capital of $3.0 million.

	Six months ended June 30, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$194,108	$27,619	$221,727	$—	$221,727
Loan origination fees	51,341	—	51,341	—	51,341
Fulfillment fees from PennyMac Mortgage Investment Trust	32,046	—	32,046	—	32,046
Net servicing fees	—	44,074	44,074	—	44,074
Management fees	—	—	—	11,642	11,642
Carried Interest from Investment Funds	—	—	—	837	837
Net interest income (expense):
Interest income	19,905	14,177	34,082	1	34,083
Interest expense	11,708	34,769	46,477	26	46,503
	8,197	(20,592)	(12,395)	(25)	(12,420)
Other	1,088	619	1,707	204	1,911
Total net revenue	286,780	51,720	338,500	12,658	351,158
Expenses	113,867	112,151	226,018	10,792	236,810
Income before provision for income taxes and non-segment activities	172,913	(60,431)	112,482	1,866	114,348
Non-segment activities (2)	—	—	—	—	49
Income before provision for income taxes	$172,913	$(60,431)	$112,482	$1,866	$114,397
Segment assets at period end (3)	$2,222,007	$2,289,922	$4,511,929	$95,141	$4,607,070

(1)	All revenues are from external customers.
(2)	Relates to parent Company interest expenses eliminated in consolidation.

(3)	Excludes parent Company assets, which consist primarily of deferred tax asset of $4.9 million and working capital of $4.4 million.

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

The Company’s revenues from contracts with customers that are subject to ASU 2014-09 include fulfillment fees, mortgage servicing fees, management fees, Carried Interest and certain reimbursed overhead costs. The Company has concluded that:

•	The recognition and measurement of fulfillment fees, mortgage servicing fees and management fees is not expected to change as a result of the Company’s adoption of ASU 2014-09.

•

The Company’s Carried Interest arrangements with the Investment Funds represent capital allocations to the Company. As a result, the Company has concluded as part of its assessment of the effect of the adoption of ASU 2014-09 that its Carried Interest represents an equity method investment subject to the Investments – Equity Method and Joint Ventures topic of the ASC. Therefore, effective January 1, 2018, the Company will recharacterize its Carried Interest as financial instruments under the equity method of accounting. This change is not expected to change the timing or amount of the Company’s recognition of Carried Interest.

•

The effect of the adoption of ASU 2014-09 on the presentation of overhead reimbursements will be to increase Other income and the Company’s overhead expense categories by offsetting amounts. Under the Management Agreement, PMT is required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Company and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of PMT’s proportion of gross assets compared to all remaining gross assets managed by the Company as calculated at each fiscal quarter end. The Company recognizes such reimbursements as expense offsets in its consolidated statements of income. ASU 2014-09 requires such reimbursements to be treated as revenues. The Company included $1.6 million and $2.4 million and $3.0 million and $5.0 million of such common overhead as expense offsets in the quarter and six month periods ended June 30, 2017 and 2016, respectively.

The Company intends to adopt ASU 2014-09 using the modified retrospective method. The Company does not expect to record a cumulative effect adjustment to its beginning retained earnings as a result of adoption of ASU 2014-09.

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

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income is permitted and can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. The adoption of ASU 2016-01 is not expected to have an effect on the Company’s consolidated financial statements.

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

ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. As shown in Note 20 - Commitments and Contingencies, the Company had approximately $102.0 million in future minimum lease payment commitments as of March 31, 2017. Were the Company to adopt ASU 2016-02 as of June 30, 2017, it would be required to recognize a right-of-use asset and a corresponding liability based on the present value of such obligation as of June 30, 2017. The Company does not expect to recognize a significant cumulative effect adjustment to its stockholders’ equity as a result of adopting ASU 2016-02.

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

Note 24—Subsequent Events

The Company has evaluated the impacts of events that have occurred subsequent to June 30, 2017 through the filing date of the Consolidated Financial Statements with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the Consolidated Financial Statements and related Notes.

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

We conduct our business in three segments: loan production, loan servicing (together, these two activities comprise our mortgage banking activities) and investment management. Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government-sponsored entity (“GSE”). It is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”), and a servicer for the Home Affordable Modification Program (“HAMP”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service mortgage loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate mortgage loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

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

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$98,091	$130,203	$185,047	$221,727
Mortgage loan origination fees	30,193	28,907	55,767	51,341
Fulfillment fees from PennyMac Mortgage Investment Trust	21,107	19,111	37,677	32,046
Net mortgage loan servicing fees	46,913	26,555	121,076	44,074
Management fees & Carried Interest	6,248	5,974	11,494	12,479
Net interest expense	(1,904)	(4,912)	(7,519)	(12,370)
Other	1,073	1,968	2,652	1,910
Total net revenue	201,721	207,806	406,194	351,207
Expenses	143,761	123,548	286,202	236,810
Provision for income taxes	7,214	9,963	14,860	13,559
Net income	$50,746	$74,295	$105,132	$100,838

Income before provision for income taxes by segment:
Mortgage banking:
Production	$66,706	$104,505	$114,210	$172,913
Servicing	(11,213)	(20,969)	2,203	(60,431)
Total mortgage banking	55,493	83,536	116,413	112,482
Investment management	2,467	722	3,579	1,866
Non-segment activities (1)	—	—	—	49
	$57,960	$84,258	$119,992	$114,397
During the period:
Interest rate lock commitments issued	$13,489,651	$12,924,700	$24,595,550	$21,665,118
Fair value of mortgage loans purchased and originated for sale:
Government-insured or guaranteed loans acquired from PennyMac Mortgage Investment Trust	$11,227,406	$9,933,264	$21,244,194	$16,783,840
Mortgage loans originated through consumer direct channel	1,292,687	1,513,858	2,353,899	2,736,621
	$12,520,093	$11,447,122	$23,598,093	$19,520,461
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$5,918,027	$5,174,020	$10,549,933	$8,433,383

Unpaid principal balance of mortgage loan servicing portfolio at period end:
Owned:
Mortgage servicing rights	$157,223,909	$117,036,803
Mortgage servicing liabilities	1,698,588	751,193
Mortgage loans held for sale	2,915,346	1,971,903
	161,837,843	119,759,899
Subserviced for Advised Entities	67,125,932	51,958,636
	$228,963,775	$171,718,535
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,454,832	$1,360,826
Investment Funds	144,744	201,490
	$1,599,576	$1,562,316

(1)	Relates to parent Company interest expense eliminated in consolidation.

Net income decreased $23.5 million during the quarter ended June 30, 2017 compared to the same period in 2016 and increased $4.3 million during the six months ended June 30, 2017 compared to the same period in 2016. These changes reflect the effects on our mortgage banking activities of higher market interest rates during the six months ended June 30, 2017 compared to the same period in 2016.

The decrease for the quarter ended in June 30, 2017 was primarily due to a decrease in Net gains on mortgage loans held for sale at fair value resulting from a decrease in our profit margin that more than offset an increase in mortgage loan production volume. The decrease in Net gains on mortgage loans held for sale at fair value was partially offset by an increase in  Net mortgage loan servicing fees which reflects both growth in the our servicing portfolio and reduced fair value adjustments net of hedging losses.

The increase in net income for the six months ended in June 30, 2017 was primarily due to an increase in  Net mortgage loan servicing fees resulting from lower amortization and losses in change in fair value of MSRs due to less adverse interest rate movements along with an increase in mortgage loan servicing fees from a larger servicing portfolio that was partially offset by a decrease in Net gains on mortgage loans held for sale at fair value and an increase in expenses due to the larger scale of our business.

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

During the quarter and six months ended June 30, 2017, we recognized Net gains on mortgage loans held for sale at fair value totaling $98.1 million and $185.1 million, respectively, a decrease of $32.1 million and $36.7 million, respectively, compared to the same periods in 2016. The decrease was primarily due to a decrease in our profit margin on mortgage loan production partially offset by growth in our mortgage loan production volume.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
From non affiliates:
Cash gain (loss) :
Mortgage loans	$1,904	$20,830	$(56,777)	$42,231
Hedging activities	5,317	(77,593)	6,424	(150,133)
	7,221	(56,763)	(50,353)	(107,902)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	133,062	132,472	265,205	227,845
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,296)	(2,286)	(2,698)	(4,368)
Reduction in liability due to change in estimate	1,020	—	1,892	—
Change in fair value of mortgage loans and derivative financial instruments outstanding at period end:
Interest rate lock commitments	(19,849)	18,377	(13,234)	46,488
Mortgage loans	(13,326)	11,669	(5,930)	31,517
Hedging derivatives	(7,235)	28,649	(6,634)	32,014
	99,597	132,118	188,248	225,594
From PennyMac Mortgage Investment Trust - Recapture payable	(1,506)	(1,915)	(3,201)	(3,867)
	$98,091	$130,203	$185,047	$221,727
During the period:
Unpaid principal balance of mortgage loans sold	$12,017,983	$10,766,503	$23,474,792	$18,381,560
Interest rate lock commitments issued:
Conventional mortgage loans	$804,501	$847,051	$1,473,086	$1,394,368
Government-insured or guaranteed mortgage loans	12,685,150	12,077,649	23,122,464	20,270,750
	$13,489,651	$12,924,700	$24,595,550	$21,665,118
At period end:
Mortgage loans held for sale at fair value	$3,037,602	$2,097,138
Commitments to fund and purchase mortgage loans	$3,999,761	$3,868,230

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

We recorded provisions for losses under representations and warranties as a component of Net gains on mortgage loans held for sale at fair value totaling $276,000 and $806,000 during the quarter and six months ended June 30, 2017, respectively, compared to $2.3 million and $4.4 million during the quarter and six months ended June 30, 2016. The decrease in provision for losses under representations and warranties during the quarter and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to a $1.0 million and $1.9 million, respectively, reduction in the liability estimate resulting from changes in estimates relating to better-than anticipated credit performance of seasoned mortgage loan pools along with additional reductions relating to mortgage loans meeting previously announced limitations on pursuit by the Agencies of claims on mortgage loans with certain performance histories.

Following is a summary of mortgage loan repurchase activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
During the period:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$6,288	$3,540	$5,599	$3,470
New indemnifications	723	1,716	1,412	1,855
Indemnified mortgage loans repaid or refinanced	214	384	214	453
Mortgage loans indemnified by PFSI at end of period	$6,797	$4,872	$6,797	$4,872
Repurchase activity
Total mortgage loans repurchased by PFSI	$6,217	$4,486	$11,520	$11,399
Less:
Mortgage loans repurchased by correspondent lenders	4,827	3,075	7,410	6,340
Mortgage loans repaid by borrowers or resold with defects resolved	2,332	814	5,551	1,141
Net mortgage loans (repaid or resold) repurchased by PFSI with losses chargeable to liability for representations and warranties	$(942)	$597	$(1,441)	$3,918
Net losses charged to liability for representations and warranties	$144	$218	$305	$702

At period end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$106,284,973	$72,151,175
Liability for representations and warranties	$19,568	$24,277

During the quarter and six months ended June 30, 2017, we repurchased mortgage loans totaling $6.2 million and $11.5 million, respectively, in UPB. We recorded losses of $144,000 and $305,000, respectively, net of recoveries from correspondent sellers as a result of these repurchases during the quarter and six months ended June 30, 2017. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect that the level of repurchase activity may increase.

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

Other mortgage loan production-related revenues

Mortgage loan origination fees increased $1.3 million and $4.4 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to growth in the volume of correspondent purchases in our loan production activities.

Fulfillment fees from PMT, which represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans, are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Fulfillment fees increased $2.0 million and $5.6 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 due to increased mortgage loan production volume during 2017 as compared to 2016.

Summarized below are our fulfillment fees:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fulfillment fee revenue	$21,107	$19,111	$37,677	$32,046
Unpaid principal balance of mortgage loans fulfilled	$5,918,027	$5,174,020	$10,549,933	$8,433,383
Average fulfillment fee rate (in basis points)	36	37	36	38

Net mortgage loan servicing fees

Our net mortgage loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$112,348	$92,770	$218,815	$184,097
From PennyMac Mortgage Investment Trust	10,099	16,427	20,585	27,880
From Investment Funds	543	723	1,039	1,424
Ancillary and other fees	11,202	10,818	23,068	22,270
	134,192	120,738	263,507	235,671
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread financing net of hedging results	(87,279)	(94,183)	(142,431)	(191,597)
Net mortgage loan servicing fees	$46,913	$26,555	$121,076	$44,074
Average mortgage loan servicing portfolio	$212,671,694	$167,966,390	$206,055,588	$165,413,607

Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amortization and realization of cash flows	$(55,482)	$(51,092)	$(103,942)	$(97,767)
Other changes, in fair value of, and reversal of (provision for) impairment of mortgage servicing rights and mortgage servicing liabilities	(36,927)	(125,467)	(24,226)	(254,375)
Change in fair value of excess servicing spread	7,156	17,428	9,929	36,877
Hedging results	(2,026)	64,948	(24,192)	123,668
Total fair value adjustments, net of hedging results	(31,797)	(43,091)	(38,489)	(93,830)
Total amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	$(87,279)	$(94,183)	$(142,431)	$(191,597)
Average mortgage servicing rights balances:
Carried at lower of amortized cost or fair value	$1,235,077	$772,734	$1,199,327	$759,286
Carried at fair value	551,740	571,074	534,918	595,124
	$1,786,817	$1,343,808	$1,734,245	$1,354,410
Average mortgage servicing liabilities	$15,241	$5,286	$15,084	$4,130

Mortgage servicing rights at period end:
Carried at lower of amortized cost or fair value	$1,273,158	$764,634
Carried at fair value	678,441	526,294
	$1,951,599	$1,290,928
Mortgage servicing liabilities at period end	$18,295	$4,681

Following is a summary of our mortgage loan servicing portfolio in UPB:

	June 30,	December 31,
	2017	2016
	(in thousands)
Mortgage loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$105,296,264	$89,516,155
Acquired	51,927,645	39,660,951
	157,223,909	129,177,106
Mortgage servicing liabilities	1,698,588	2,074,896
Mortgage loans held for sale	2,915,346	2,101,283
	161,837,843	133,353,285
Subserviced for Advised Entities	64,924,592	58,327,748
Total prime servicing	226,762,435	191,681,033
Special servicing – Subserviced for Advised Entities	2,201,340	2,558,969
Total mortgage loans serviced	$228,963,775	$194,240,002

Net mortgage loan servicing fees increased $20.4 million and $77.0 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases were due to a combination of increased mortgage loan servicing fees and decreased net losses in fair value and impairment of MSRs and MSLs, net of hedging results. Mortgage loan servicing fees increased $13.5 million and $27.8 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 reflecting increases in our average servicing portfolio of 26.6% and 24.6% for the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase was partially offset by decreasing mortgage loan servicing fees from the Advised Entities due to activity fees we earned relating to sale of distressed mortgage loans during 2016 that have not occurred during 2017 and as their distressed mortgage loan portfolios continue to liquidate. The Investment Funds’ investment period ended December 31, 2011 and PMT has not acquired any distressed mortgage loans since 2015. The decrease of $6.9 million and $49.2 million in amortization, impairment and MSR, MSL and ESS valuation adjustments during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 reflect the effect of interest rates, which did not decline as steeply during 2017 compared to 2016. Higher interest rates discourage refinancings which contribute to increased fair value of MSRs.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
PennyMac Mortgage Investment Trust:
Base management	$5,334	$5,199	$10,342	$10,551
Performance incentive	304	—	304	—
	5,638	5,199	10,646	10,551
Investment Funds	369	531	735	1,091
Total management fees	6,007	5,730	11,381	11,642
Carried Interest	241	244	113	837
Total management fees and Carried Interest	$6,248	$5,974	$11,494	$12,479

	June 30,	December 31,
	2017	2016
	(in thousands)
Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,454,832	$1,351,114
Investment Funds	144,744	197,550
	$1,599,576	$1,548,664

Base management fees from PMT increased $135,000 and decreased $209,000 during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The changes were due to fluctuations in PMT’s average shareholders’ equity, upon which its base management fees are calculated. The increase of PMT’s average shareholders’ equity during the quarter ended June 30, 2017 compared to the same period in 2016 is primarily due to an issuance of additional equity by PMT. The performance incentive fees increased $304,000 during the quarter and six months ended June 30, 2017 resulting from an increase in PMT’s net income during the period over which incentive fees are calculated.

Management fees from the Investment Funds decreased $162,000 and $356,000, respectively, during the quarter and six months ended June 30, 2017, compared to the same periods in 2016. The decreases were due to a reduction in the Investment Funds’ net asset values as a result of continued distributions to the Investment Funds’ investors following the end of the Investment Funds’ commitment period.

Carried Interest income from Investment Funds decreased $3,000 and $724,000 during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decreases were due to a decline in the performance of the Funds compared to the same periods in 2016, and to a shrinking investment base on which returns are generated.

Other revenues

Net interest expense decreased $3.0 million and $4.9 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decrease is primarily due to an increase in interest income on mortgage loans held for sale as a result of an increase in average mortgage loan inventory and an increase in the placement fees we receive relating to the custodial funds that we manage, partially offset by an increase in interest expense incurred to fund the growth in our average inventory of mortgage loans held for sale and to finance our MSRs.

Change in fair value of investment in and dividends received from PMT decreased $153,000 during the quarter ended June 30, 2017 compared to the same period in 2016 and increased $72,000 during the six months ended June 30, 2017, compared to the same period in 2016. The changes reflect the share price fluctuations in our investment in PMT. We held 75,000 common shares of PMT during each of the periods ended June 30, 2017 and 2016, with fair value of $1.4 million and $1.2 million, respectively, at the end of each period.

Expenses

Compensation

Our compensation expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Salaries and wages	$55,971	$50,110	$112,874	$98,223
Incentive compensation	12,100	19,421	23,628	25,751
Taxes and benefits	10,031	8,663	21,315	17,545
Stock and unit-based compensation	4,865	4,953	10,390	9,926
	$82,967	$83,147	$168,207	$151,445
Head count:
Average	2,912	2,636	2,944	2,594
Period end	2,976	2,682

Compensation expense decreased $180,000 during the quarter ended June 30, 2017 compared to the same period in 2016 and increased $16.8 million during the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to an increase in base salaries due to increased average head count resulting from the growth in our mortgage banking activities partially offset by a decrease in incentive compensation due to lower than expected attainment of profitability targets during the six months ended June 30, 2017 compared to the same period in 2016.

Servicing

Servicing expense increased $11.3 million and $17.2 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to increased early buyouts of delinquent mortgage loans from Ginnie Mae guaranteed pools for the quarter and six months ended June 30, 2017 as compared to the same periods in 2016. The early buyout program reduces the ultimate cost of servicing such mortgage loan pools when we purchase and either sell the defaulted mortgage loans to third-party investors or finance them with debt at interest rates below the Ginnie Mae MBS pass-through rate at which we would otherwise be required to advance. Such purchases accelerate loss recognition when the mortgage loans are purchased. However, anticipated losses relating to such servicing advances are contemplated in the valuation of our MSRs and therefore the early buyout of delinquent mortgage loans included in Ginnie Mae guaranteed pools has an offsetting positive effect on our MSR valuation.

Technology

Technology expense increased $3.8 million and $8.4 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to our continued investment in loan production and servicing infrastructure.

Expenses Allocated to PMT

We are reimbursed by PMT for other expenses, including common overhead expenses we have incurred on PMT’s behalf, in accordance with the terms of the Management Agreement with PMT.  We present the expense amounts in the consolidated statements of income net of these allocations.

Common overhead expense amounts allocated to PMT are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Technology	$424	$1,125	$881	$2,270
Occupancy	443	512	822	1,085
Depreciation and amortization	396	407	804	806
Other	330	391	520	835
Total expenses	$1,593	$2,435	$3,027	$4,996

Provision for Income Taxes

Our effective tax rates were 12.4% during the quarter and six months ended June 30 2017, compared to 11.8% and 11.9% during the same periods in 2016, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2017	2016
	(in thousands)
ASSETS
Cash and short-term investments	$221,418	$185,331
Mortgage loans held for sale at fair value	3,037,602	2,172,815
Servicing advances, net	291,907	348,306
Investments in and advances to affiliates	170,427	168,863
Carried Interest due from Investment Funds	71,019	70,906
Mortgage servicing rights	1,951,599	1,627,672
Mortgage loans eligible for repurchase	462,487	382,268
Other	198,279	177,741
Total assets	$6,404,738	$5,133,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$3,721,022	$2,580,906
Payable to affiliates	482,825	555,052
Liability for mortgage loans eligible for repurchase	462,487	382,268
Other	227,152	216,320
Total liabilities	4,893,486	3,734,546
Stockholders' equity	1,511,252	1,399,356
Total liabilities and stockholders' equity	$6,404,738	$5,133,902

Total assets increased $1.3 billion from $5.1 billion at December 31, 2016 to $6.4 billion at June 30, 2017. The increase was primarily due to an increase of $864.8 million in mortgage loans held for sale at fair value resulting from growth in our mortgage loan production inventory, an increase of $323.9 million in our investment in MSRs reflecting continued additions from our mortgage loan production activities and servicing portfolio acquisitions and an $80.2 million increase in mortgage loans eligible for repurchase, partially offset by a $56.4 million decrease in servicing advances.

Total liabilities increased by $1.2 billion from $3.7 billion as of December 31, 2016 to $4.9 billion as of June 30, 2017. The increase was primarily attributable to an increase in borrowings to fund growth in our inventory of mortgage loans held for sale at fair value and to finance our MSRs.

Cash Flows

Our cash flows for the six months ended June 30, 2017 and 2016 are summarized below:

	Six months ended June 30,
	2017	2016	Change
	(in thousands)
Operating	$(853,044)	$(958,795)	$105,751
Investing	(274,348)	109,802	(384,150)
Financing	1,104,003	887,236	216,767
Net (decrease) increase in cash	$(23,389)	$38,243	$(61,632)

Our cash flows resulted in a net decrease in cash of $23.4 million during the six months ended June 30, 2017 as discussed below.

Operating activities

Net cash used in operating activities totaled $853.0 million and $958.8 million during the six months ended June 30, 2017 and 2016, respectively, primarily due to the growth of our inventory of mortgage loans held for sale at fair value.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2017 totaled $274.3 million primarily due to purchases of MSRs totaling $181.6 million. Net cash provided by investing activities during the six months ended June 30, 2016 totaled $109.8 million primarily due to $138.8 million in net settlements of derivative financial instruments received in our hedging of MSRs partially offset by acquisitions of fixed assets and capitalized software.

Financing activities

Net cash provided by financing activities totaled $1.1 billion and $887.2 million during the six months ended June 30, 2017 and 2016, respectively, primarily to finance the growth in our inventory of mortgage loans held for sale at fair value and our investments in MSRs.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, margin calls relating to hedges, tax receivable agreement payments to exchanged Private National Mortgage Acceptance Company LLC unitholders and tax distributions to noncontrolling interest holders), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from borrowings and/or additional equity offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of assets sold under agreements to repurchase, sales of mortgage loan participation certificates, notes payable, the Credit Agreement, ESS and a capital lease. While the GMSR term note,

ESS and the capital lease have intermediate to long-term maturities, most of our borrowings have short-term maturities and provide for terms of approximately one year. We will continue to finance most of our assets on a short-term basis until longer-term financing becomes more available. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of their maturity dates in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Repurchase agreements outstanding:
Average balance	$2,082,668	$1,352,401	$1,801,138	$1,195,987
Maximum daily balance	$3,617,164	$1,803,371	$3,617,164	$1,863,455
Balance at end of period	$3,023,288	$1,591,047

Our secured financing agreements at PLS require us to comply with various financial covenants. The most significant financial covenants specific to PLS currently include the following:

•	positive net income for any calendar quarter;
•	a minimum in unrestricted cash and cash equivalents of $40 million;
•	a minimum tangible net worth of $500 million;
•	a maximum ratio of total liabilities to tangible net worth of 10:1; and
•	at least one other warehouse or repurchase facility that finances amounts and assets similar to those being financed under one of our existing secured financing agreements.

With respect to servicing performed for PMT, PLS is also subject to certain covenants under its debt agreements. Covenants of PLS in PMT’s debt agreements are at least equal to, or less restrictive, than the covenants described above.

In addition to the covenants noted above, our Credit Agreement (classified as a note payable) and capital lease contain additional financial covenants specific to PennyMac including, but not limited to,

•	a minimum of cash and carried interest equal to the amount borrowed under the Credit Agreement;

•	a minimum of unrestricted cash and cash equivalents equal to $40 million;

•	a minimum tangible net worth of $500 million;

•	a minimum asset coverage ratio (the ratio of the total asset amount to the total commitment) of 2.5; and

•	a maximum ratio of total indebtedness to tangible net worth of 5:1.

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

The Repurchase Program allows us to repurchase up to $50 million of the Company’s Class A common stock using open market stock purchases or privately negotiated transactions in accordance with applicable rules and regulations.  The Repurchase Program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of Class A common stock. We intend to finance the Repurchase Program through cash on hand.  We did not repurchase any of our Class A common stock during the quarter and six months ended June 30, 2017.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2017, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2017, we had contractual obligations aggregating $8.3 billion, comprised of borrowings, commitments to purchase and originate mortgage loans, a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement, and anticipated payments related to excess servicing spread financing. We also lease our office facilities and license certain software to support our loan servicing operations.

All agreements to repurchase assets and mortgage loan participation and sale agreements that matured between June 30, 2017 and the date of this Report have been renewed, extended or repaid and are described in Note 11—Borrowings in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate mortgage loans	$3,999,761	$3,999,761	$—	$—	$—
Assets sold under agreements to repurchase	3,023,288	3,023,288	—	—	—
Mortgage loan participation and sale agreements	243,707	243,707	—	—	—
Notes payable	433,865	33,865	400,000	—	—
Obligations under capital lease	26,641	12,475	14,166	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	261,796	—	—	—	261,796
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	73,084	1,078	18,051	10,906	43,049
Anticipated interest payments related to excess servicing spread financing at fair value	98,511	15,073	24,322	18,160	40,956
Software licenses (2)	35,423	15,181	20,242	—	—
Office leases	101,955	12,158	28,946	23,818	37,033
Total	$8,298,031	$7,356,586	$505,727	$52,884	$382,834

(1)	The ESS financing obligation payable to PMT does not have a stated contractual maturity date and will pay down as the underlying MSRs receive the excess servicing fee due to PMT.
(2)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $1.3 million per month. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 1.0 million at June 30, 2017. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the six months ended June 30, 2017, software license fees totaled $9.9 million.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2017:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$91,587	April 27, 2018	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC	$48,987	August 1, 2017	April 27, 2018
Bank of America, N.A.	$69,343	September 19, 2017	May 25, 2018
JP Morgan Chase Bank, N.A.	$41,179	August 19, 2017	October 13, 2017
Barclays Bank PLC	$13,758	September 19, 2017	December 1, 2017
Citibank, N.A.	$10,631	August 2, 2017	March 2, 2018
Morgan Stanley Bank, N.A.	$9,914	August 17, 2017	August 25, 2017
Royal Bank of Canada	$7,406	September 12, 2017	September 18, 2017

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation and sale agreements, two notes payable, ESS and a capital lease. The borrower under each of these facilities is PLS with the exception of the Credit Agreement, which is classified as a note payable, and the capital lease, in each case where the borrower is PennyMac. All PLS obligations as previously noted are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of June 30, 2017, we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$773,496	$850,000	$293,000	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC (3)	$457,827	$650,000	$407,000	April 27, 2018
Bank of America, N.A. (5)	$766,544	$800,000	$225,000	May 25, 2018
Morgan Stanley Bank, N.A.	$131,399	$500,000	$175,000	August 25, 2017
JP Morgan Chase Bank, N.A.	$489,474	$500,000	$50,000	October 13, 2017
Citibank, N.A.	$175,878	$700,000	$275,000	March 2, 2018
Barclays Bank PLC (4)	$135,757	$370,000	$—	December 1, 2017
Royal Bank of Canada	$92,913	$135,000	$75,000	September 18, 2017
Mortgage loan participation and sale agreements
Bank of America, N.A.	$243,707	$250,000	$—	May 25, 2018
JP Morgan Chase Bank, N.A.	$—	$500,000	$—	October 31, 2017
Notes payable
GMSR 2017-GT Term Note	$400,000	$400,000	$—	February 25, 2020
Barclays Bank PLC (4)	$33,865	$130,000	$130,000	December 1, 2017
Credit Suisse AG	$—	$150,000	$150,000	November 17, 2017
Obligations under capital lease
Banc of America Leasing and Capital LLC	$26,641	$—	$—	March 22, 2020

(1)	Outstanding indebtedness as of June 30, 2017.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

(3)

The Credit Suisse First Boston Mortgage Capital LLC facility size is a total of $1.5 billion that the Company can allocate as needed. The borrowing of $458 million is in the form of a sale of a variable funding note under an agreement to repurchase, with a maximum allowable borrowing of $650 million through September 28, 2017, declining to a maximum allowable borrowing of $407 million thereafter.

(4)

Pursuant to amendments of a master repurchase agreement and a loan and security agreement, each dated as of June 16, 2017, Barclays Bank PLC agreed to temporarily increase the maximum aggregate facility amount to $500 million from $300 million until September 30, 2017 of which $130 million represents the maximum amount for MSRs. The aggregate facility amount will be reset to $300 million after September 30, 2017.

(5)

Pursuant to an amendment of a master repurchase agreement dated as of May 23, 2017, Bank of America, N.A. agreed to temporarily increase the maximum aggregate principal amount to $800 million from $500 million until August 31, 2017, at which time the aggregate principal amount will be reset to $500 million.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market based risks. The primary market risks that we are exposed to are credit risk, interest rate risk, prepayment risk, inflation risk and fair value risk.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of June 30, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,384,405	$1,326,599	$1,299,443	$1,248,305	$1,224,210	$1,178,710
Change in fair value:
$	$111,041	$53,235	$26,078	$(25,059)	$(49,154)	$(94,654)
%	8.7%	4.2%	2.0%	(2.0)%	(3.9)%	(7.4)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,360,597	$1,315,460	$1,294,052	$1,253,361	$1,234,008	$1,197,128
Change in fair value:
$	$87,233	$42,095	$20,687	$(20,003)	$(39,356)	$(76,236)
%	6.9%	3.3%	1.6%	(1.6)%	(3.1)%	(6.0)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,313,222	$1,293,293	$1,283,329	$1,263,400	$1,253,435	$1,233,506
Change in fair value:
$	$39,858	$19,929	$9,964	$(9,965)	$(19,930)	$(39,858)
%	3.1%	1.6%	0.8%	(0.8)%	(1.6)%	(3.1)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of June 30, 2017, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$733,094	$704,682	$691,305	$666,060	$654,138	$631,576
Change in fair value:
$	$54,654	$26,242	$12,865	$(12,381)	$(24,302)	$(46,865)
%	8.1%	3.9%	1.9%	(1.8)%	(3.6)%	(6.9)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$728,344	$702,487	$690,250	$667,037	$656,019	$635,066
Change in fair value:
$	$49,903	$24,047	$11,809	$(11,403)	$(22,421)	$(43,374)
%	7.4%	3.5%	1.7%	(1.7)%	(3.3)%	(6.4)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$705,020	$691,730	$685,085	$671,795	$665,150	$651,860
Change in fair value:
$	$26,580	$13,290	$6,645	$(6,645)	$(13,290)	$(26,580)
%	3.9%	2.0%	1.0%	(1.0)%	(2.0)%	(3.9)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of June 30, 2017, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$271,706	$266,661	$264,207	$259,427	$257,100	$252,567
Change in fair value:
$	$9,910	$4,866	$2,411	$(2,369)	$(4,696)	$(9,229)
%	3.8%	1.9%	0.9%	(0.9)%	(1.8)%	(3.5)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$288,188	$274,418	$267,972	$255,873	$250,190	$239,488
Change in fair value:
$	$26,392	$12,622	$6,176	$(5,922)	$(11,606)	$(22,308)
%	10.1%	4.8%	2.4%	(2.3)%	(4.4)%	(8.5)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 79 and 80 of this Report is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of June 30, 2017, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017 and our Quarterly Reports on Form 10-Q filed thereafter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our Common Stock

The following table summarizes the stock repurchase activity for the three months ended June, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program.

In June 2017, the our Board of Directors authorized a stock repurchase program under which we may repurchase up to $50 million of our outstanding Class A common stock.  We did not repurchase any of our Class A common stock during the three months ended June 30, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
April 1, 2017 – April 30, 2017	—	$—	—	$50,000,000
May 1, 2017 – May 31, 2017	—	$—	—	$50,000,000
June 1, 2017 – June 30, 2017	—	$—	—	$50,000,000
Total	—	$—	—	$50,000,000

(1)

As disclosed in our current report on Form 8-K filed on June 21, 2017, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $50.0 million of our outstanding common stock. We have not conducted any repurchases of shares of our common stock under the stock repurchase program. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

10.20	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 25, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.21

Amended and Restated MSR Recapture Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 12, 2016).

10.22

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

Exhibit Number	Exhibit Description
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
10.35

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

10.41

Amendment No. 7 to Master Repurchase Agreement, dated as of March 27, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.44 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.42

Amendment No. 8 to Master Repurchase Agreement, dated as of August 13, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.43

Amendment No. 9 to Master Repurchase Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.44

Amendment No. 10 to Master Repurchase Agreement, dated as of March 29, 2016, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.62 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.45

Amendment No. 11 to Master Repurchase Agreement, dated as of May 23, 2017, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2017).

Exhibit Number	Exhibit Description
10.46

Guaranty, dated as of March 17, 2011, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.47

Amended and Restated Master Repurchase Agreement, dated as of March 3, 2017, among Citibank, N.A. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2017).

10.48

Amendment Number One to Amended and Restated Master Repurchase Agreement, dated as of June 19, 2017, between Citibank, N.A. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2017).

10.49

Guaranty Agreement, dated as of June 26, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Citibank, N.A (incorporated by reference to Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.50

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

10.52

Amendment No. 1 to Master Repurchase Agreement, dated as of December 19, 2016, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.74 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2017).

10.53

Third Amended and Restated Guaranty (Participation Certificates and Servicing), dated as of November 10, 2015, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 16, 2015).

10.54

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

10.55

Amendment No. 1 to Third Amended and Restated Master Repurchase Agreement, dated as of June 1, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.56

Amended and Restated Guaranty, dated as of April 28, 2017, by Private National Mortgage Acceptance LLC in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 3, 2017).

10.57

Master Repurchase Agreement, dated as of July 2, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2013).

Exhibit Number	Exhibit Description
10.58

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

10.61

Amendment Number Four to the Master Repurchase Agreement, dated as of June 29, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.98 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.62

Amendment Number Five to the Master Repurchase Agreement, dated as of July 27, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on July 27, 2015).

10.63

Amendment Number Six to the Master Repurchase Agreement, dated as of November 9, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.118 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.64

Amendment Number Seven to the Master Repurchase Agreement, dated July 26, 2016, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.91 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.65

Amendment Number Eight to the Master Repurchase Agreement, dated August 26, 2016, by and between PennyMac Loan Services, LLC,  Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.84 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2016).

10.66

Amendment Number Nine to the Master Repurchase Agreement, dated June 20, 2017, by and between PennyMac Loan Services, LLC,  Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the SEC on June 21, 2017).

10.67

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
10.70

Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.122 of the Registrant’s Annual Report on Form 10-K for the quarter ended December 31, 2015).

10.71

Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.96 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.72

Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2017, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

10.73

Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of May 23, 2017, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

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

Exhibit Number	Exhibit Description
10.82

Amendment Number Two to Master Repurchase Agreement, dated as of December 2, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.101 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2017).

10.83

Amendment Number Three to Master Repurchase Agreement, dated as of May 3, 2017, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2017).

10.84

Amendment Number Four to Master Repurchase Agreement, dated as of June 16, 2017, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2017).

10.85

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

10.87

Amendment Number Two to Mortgage Loan Participation Purchase and Sale Agreement, dated as of May 3, 2017, between PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2017).

10.88

Amendment Number Three to Mortgage Loan Participation Purchase and Sale Agreement, dated as of June 16, 2017, between PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2017).

10.89

Loan and Security Agreement, dated as of December 4, 2015, among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 10, 2015).

10.90

Amendment Number One to the Loan and Security Agreement, dated as of February 26, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on March 3, 2016).

10.91

Amendment Number Two to the Loan and Security Agreement, dated as of December 2, 2016, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.106 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2017).

10.92

Amendment Number Three to the Loan and Security Agreement, dated as of January 30, 2017, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.107 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2017).

Exhibit Number	Exhibit Description
10.93

Amendment Number Four to the Loan and Security Agreement, dated as of June 16, 2017, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2017).

10.94

Master Lease Agreement No.  30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.95

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

10.97

Schedule Number 002 to Master Lease Agreement, dated as of May 4, 2016, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.140 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.98

Schedule Number 003 to Master Lease Agreement, dated as of November 3, 2016, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 4, 2016).

10.99

Schedule Number 004 to Master Lease Agreement, dated as of March 23, 2017, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.100

Guaranty, dated as of December 9, 2015, by PennyMac Loan Services, LLC in favor of Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 14, 2015).

10.101

Amended and Restated Credit Agreement, dated November 18, 2016, by and among Private National Mortgage Acceptance Company, LLC, the lenders that are parties thereto, Credit Suisse AG and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 22, 2016).

10.102

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

10.103

Master Repurchase Agreement, dated as of August 19, 2016, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 23, 2016).

Exhibit Number	Exhibit Description
10.104

First Amendment to Master Repurchase Agreement, dated as of May 23, 2017, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 30, 2017).

10.105

Guaranty, dated as of August 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of JPMorgan Chase Bank. N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 23, 2016).

10.106

Master Repurchase Agreement, dated as of September 19, 2016, between Royal Bank of Canada and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2016).

10.107	Amendment No. 1 to Master Repurchase Agreement, dated as of May 3, 2017, between Royal Bank of Canada and PennyMac Loan Services, LLC.

10.108

Base Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.109

Amended and Restated Base Indenture, dated as of February 16, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 23, 2017).

10.110

Series 2016-MSRVF1 Indenture Supplement to Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.111

Series 2016-MBSADV1 Indenture Supplement to Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.122 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2017).

10.112

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

10.113

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

10.114

Master Repurchase Agreement, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

Exhibit Number	Exhibit Description
10.115

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

10.116

Guaranty, dated as of December 19, 2016, made by Private National Mortgage Acceptance Company, LLC, in favor of PNMAC GMSR ISSUER TRUST (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.117

Amendment No. 1 to Guaranty, dated as of February 16, 2017, by and between PNMAC GMSR ISSUER TRUST and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the SEC on February 23, 2017).

10.118

Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, PennyMac Loan Services, LLC, and PennyMac Mortgage Investment Trust,  (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the SEC on December 21, 2016).

10.119

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

10.121

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

10.123

Master Repurchase Agreement, dated as of November 1, 2016, among JPMorgan Chase Bank, National Association, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on November 4, 2016).

10.124

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (ii) the Consolidated Statements of Income for the quarters ended June 30, 2017 and June 30, 2016, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended June 30, 2017 and June 30, 2016, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2017 and June 30, 2016 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: August 7, 2017	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: August 7, 2017	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Chief Financial Officer