Form 10-Q
period 2017-09-30
PENNYMAC FINANCIAL SERVICES, INC.
filed 2017-11-07
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2017
Class A Common Stock, $0.0001 par value	23,288,705
Class B Common Stock, $0.0001 par value	48

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2017	2016
	(in thousands, except share amounts)
ASSETS
Cash (includes $55,537 and $91,788 pledged to creditors)	$67,708	$99,367
Short-term investments at fair value	136,217	85,964
Mortgage loans held for sale at fair value (includes $2,907,421 and $2,125,174 pledged to creditors)	2,935,593	2,172,815
Derivative assets	76,709	82,905
Servicing advances, net (includes valuation allowance of $51,889 and $45,425; $65,074 and $81,306 pledged to creditors)	262,650	348,306
Carried Interest due from Investment Funds pledged to creditors	8,547	70,906
Investment in PennyMac Mortgage Investment Trust at fair value	1,304	1,228
Mortgage servicing rights (includes $655,984 and $515,925 at fair value; $1,994,876 and $1,617,671 pledged to creditors)	2,016,485	1,627,672
Real estate acquired in settlement of loans	986	1,418
Furniture, fixtures, equipment and building improvements, net (includes $25,700 and $25,134 pledged to creditors)	30,037	31,321
Capitalized software, net (includes $1,681 and $515 pledged to creditors)	21,625	11,205
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	148,072	150,000
Receivable from PennyMac Mortgage Investment Trust	16,008	16,416
Receivable from Investment Funds	654	1,219
Mortgage loans eligible for repurchase	584,394	382,268
Other	81,380	50,892
Total assets	$6,388,369	$5,133,902
LIABILITIES
Assets sold under agreements to repurchase	$2,096,492	$1,735,114
Mortgage loan participation purchase and sale agreements	531,776	671,426
Notes payable	890,884	150,942
Obligations under capital lease	24,373	23,424
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	248,763	288,669
Derivative liabilities	11,474	22,362
Accounts payable and accrued expenses	122,698	134,611
Mortgage servicing liabilities at fair value	16,076	15,192
Payable to Investment Funds	2,190	20,393
Payable to PennyMac Mortgage Investment Trust	124,589	170,036
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	75,076	75,954
Income taxes payable	49,620	25,088
Liability for mortgage loans eligible for repurchase	584,394	382,268
Liability for losses under representations and warranties	19,673	19,067
Total liabilities	4,798,078	3,734,546

Commitments and contingencies – Note 14

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 23,219,088 and 22,426,779 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 49 shares	—	—
Additional paid-in capital	196,346	182,772
Retained earnings	202,988	164,549
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	399,336	347,323
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	1,190,955	1,052,033
Total stockholders' equity	1,590,291	1,399,356
Total liabilities and stockholders’ equity	$6,388,369	$5,133,902

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except earnings per common share)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$98,235	$183,811	$285,599	$409,405
From PennyMac Mortgage Investment Trust	9,901	(1,690)	7,584	(5,557)
	108,136	182,121	293,183	403,848
Mortgage loan origination fees:
From non-affiliates	31,060	32,555	83,558	81,425
From PennyMac Mortgage Investment Trust	2,108	2,066	5,377	4,537
	33,168	34,621	88,935	85,962
Fulfillment fees from PennyMac Mortgage Investment Trust	23,507	27,255	61,184	59,301
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	126,416	98,865	345,231	282,962
From PennyMac Mortgage Investment Trust	11,402	11,039	31,987	38,919
From Investment Funds	416	770	1,455	2,194
Ancillary and other fees	15,548	11,913	38,616	34,183
	153,782	122,587	417,289	358,258
Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	(80,529)	(80,830)	(232,889)	(309,304)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	4,828	4,107	14,757	40,984
	(75,701)	(76,723)	(218,132)	(268,320)
Net mortgage loan servicing fees	78,081	45,864	199,157	89,938
Management fees:
From PennyMac Mortgage Investment Trust	6,038	5,025	16,684	15,576
From Investment Funds	178	496	913	1,587
	6,216	5,521	17,597	17,163
Carried Interest from Investment Funds	(1,158)	107	(1,045)	944
Net interest income (expense):
Interest income:
From non-affiliates	42,326	20,735	97,328	50,994
From PennyMac Mortgage Investment Trust	2,116	1,974	5,946	5,798
	44,442	22,709	103,274	56,792
Interest expense:
To non-affiliates	38,494	22,689	95,832	56,414
To PennyMac Mortgage Investment Trust	3,998	4,827	13,011	17,555
	42,492	27,516	108,843	73,969
Net interest income (expense)	1,950	(4,807)	(5,569)	(17,177)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(33)	(13)	182	130
Results of real estate acquired in settlement of loans	281	42	137	—
Other	487	684	3,068	2,493
Total net revenues	250,635	291,395	656,829	642,602
Expenses
Compensation	93,417	96,132	261,624	247,577
Servicing	24,968	22,177	76,513	56,494
Technology	13,926	9,733	36,863	24,313
Loan origination	5,581	6,471	14,830	15,567
Professional services	4,636	4,631	12,977	12,923
Other	13,963	12,973	39,886	32,053
Total expenses	156,491	152,117	442,693	388,927
Income before provision for income taxes	94,144	139,278	214,136	253,675
Provision for income taxes	11,652	16,976	26,512	30,535
Net income	82,492	122,302	187,624	223,140
Less: Net income attributable to noncontrolling interest	65,411	98,617	149,185	179,805
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$17,081	$23,685	$38,439	$43,335

Earnings per common share
Basic	$0.73	$1.07	$1.66	$1.96
Diluted	$0.71	$1.06	$1.62	$1.95
Weighted average common shares outstanding
Basic	23,426	22,217	23,147	22,101
Diluted	78,416	76,355	78,231	76,331

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Class A Common Stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)

Balance at December 31, 2015	21,991	$2	$172,354	$98,470	$791,524	$1,062,350
Net income	—	—	—	43,335	179,805	223,140
Stock and unit-based compensation	99	—	3,341	—	8,914	12,255
Distributions	—	—	—	—	(6,742)	(6,742)
Issuance of Class A common stock in settlement of directors' fees	18	—	230	—	—	230
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	166	—	4,038	—	(4,038)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(829)	—	—	(829)
Balance at September 30, 2016	22,274	$2	$179,134	$141,805	$969,463	$1,290,404

Balance at December 31, 2016	22,427	$2	$182,772	$164,549	$1,052,033	$1,399,356
Net income	—	—	—	38,439	149,185	187,624
Stock and unit-based compensation	—	—	4,861	—	10,200	15,061
Issuance of Class A common stock in settlement of directors' fees	—	—	133	—	120	253
Repurchase of Class A common stock	(505)	—	(8,599)	—	—	(8,599)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	1,297	—	20,583	—	(20,583)	—
Tax effect of exchange and repurchases of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc., net	—	—	(3,404)	—	—	(3,404)
Balance at September 30, 2017	23,219	$2	$196,346	$202,988	$1,190,955	$1,590,291

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2017	2016
	(in thousands)
Cash flow from operating activities
Net income	$187,624	$223,140
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(293,183)	(403,848)
Accrual of servicing rebate payable to Investment Funds	129	209
Amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	218,132	268,320
Carried Interest from Investment Funds	1,045	(944)
Capitalization of interest on mortgage loans held for sale at fair value	(32,883)	(20,451)
Accrual of interest on excess servicing spread financing	13,011	17,555
Amortization of debt issuance costs and premium	11,472	7,944
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(76)	(24)
Results of real estate acquired in settlement in loans	(137)	—
Stock-based compensation expense	14,634	12,255
Provision for servicing advance losses	26,157	19,799
Loss from disposition of fixed assets	389	—
Depreciation and amortization	6,229	3,965
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(32,724,487)	(29,144,685)
Originations of mortgage loans held for sale	(3,906,688)	(4,428,426)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(2,629,907)	(1,588,711)
Sale and principal payments of mortgage loans held for sale to non-affiliates	38,097,411	33,124,241
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	373,108	13,146
Repurchase of mortgage loans subject to representations and warranties	(16,867)	(13,525)
Decrease (increase) in servicing advances	57,310	(28,591)
Collection of Carried Interest	61,314	—
Proceeds from sale of real estate acquired in settlement of loans	2,758	—
Decrease (increase) in receivable from Investment Funds	436	(489)
Decrease in receivable from PennyMac Mortgage Investment Trust	332	5,491
Decrease in deferred tax asset	—	18,668
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(6,221)	—
Increase in other assets	(35,636)	(24,325)
(Decrease) increase in accounts payable and accrued expenses	(34,102)	12,992
Decrease in payable to Investment Funds	(18,203)	(3,164)
(Decrease) increase in payable to PennyMac Mortgage Investment Trust	(46,013)	1,971
Increase in income taxes payable	26,471	11,415
Net cash used in operating activities	(646,441)	(1,916,072)
Cash flow from investing activities
Increase in short-term investments	(50,253)	(12,430)
Net settlement of derivative financial instruments used for hedging	(19,487)	173,696
Purchase of mortgage servicing rights	(167,466)	(23)
Sale of assets purchased from PMT under agreement to resell	1,928	—
Purchase of furniture, fixtures, equipment and leasehold improvements	(5,276)	(17,539)
Acquisition of capitalized software	(11,576)	(5,572)
Increase in margin deposits and restricted cash	(33,171)	(39,467)
Net cash (used in) provided by investing activities	(285,301)	98,665
Cash flow from financing activities
Sale of assets under agreements to repurchase	24,376,644	31,708,423
Repurchase of assets sold under agreements to repurchase	(24,016,601)	(30,384,066)
Issuance of mortgage loan participation certificates	13,780,569	21,895,964
Repayment of mortgage loan participation certificates	(13,919,864)	(21,347,920)
Advances on notes payable	935,000	97,000
Repayment of notes payable	(186,935)	(48,661)
Advances of obligations under capital lease	10,298	12,651
Repayment of obligations under capital lease	(9,349)	(5,530)
Repayment of excess servicing spread financing	(42,320)	(54,623)
Settlement of excess servicing spread financing	—	(59,045)
Payment of debt issuance costs	(19,187)	(6,525)
Assumption of mortgage servicing liability	—	5,736
Repurchase of common stock	(8,599)	—
Proceeds from common stock options exercised	427	—
Distribution to Private National Mortgage Acceptance Company, LLC members	—	(6,742)
Net cash provided by financing activities	900,083	1,806,662
Net decrease in cash	(31,659)	(10,745)
Cash at beginning of period	99,367	105,472
Cash at end of period	$67,708	$94,727

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

Note 2—Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Revenues generated from these entities (generally comprised of gains on mortgage loans held for sale, mortgage loan origination fees, fulfillment fees, mortgage loan servicing fees, management fees, Carried Interest, and net interest charged to these entities) totaled 22% and 15% of total net revenue for the quarters ended September 30, 2017 and 2016, respectively, and 20% and 22% for the nine months ended September 30, 2017 and 2016, respectively.

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

Effective September 12, 2016, pursuant to the terms of an amended and restated mortgage banking services agreement, the applicable fulfillment fee percentages are (i) 0.35% for mortgage loans sold or delivered to Fannie Mae or Freddie Mac, and (ii) 0.85% for all other mortgage loans; provided, however, that no fulfillment fee shall be due or payable to the Company with respect to any mortgage loans underwritten to the Ginnie Mae Mortgage‑Backed Securities Guide. PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae mortgage-backed securities (“MBS”) and act as a servicer. Accordingly, under the agreement, the Company currently purchases mortgage loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT before being purchased by the Company.

In consideration for the mortgage banking services provided by the Company with respect to PMT’s acquisition of mortgage loans under the Company’s early purchase program, the Company is entitled to fees accruing (i) at a rate equal to $1,500 per year per early purchase facility administered by the Company, and (ii) in the amount of $35 for each mortgage loan that PMT acquires thereunder.

The Company sells newly originated loans to PMT under a mortgage loan purchase agreement and a flow commercial mortgage loan purchase agreement. Historically, the Company has used the mortgage loan purchase agreement for the purpose of selling to PMT prime jumbo residential mortgage loans originated through its consumer direct lending channel. Beginning in the quarter ended September 30, 2017, the Company also sells non-government insured or guaranteed mortgage loans originated through its consumer direct lending channel to PMT under the mortgage loan purchase agreement. The Company sells to PMT small balance commercial mortgage loans, including multifamily mortgage loans, originated as part of its commercial lending activities using the flow commercial mortgage loan purchase agreement.

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

Following is a summary of mortgage loan production activities and MSR recapture between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net gain (loss) on mortgage loans held for sale at fair value:
Net gain on mortgage loans held for sale to PMT	$11,396	$—	$12,280	$—
Mortgage servicing rights and excess servicing spread recapture incurred	(1,495)	(1,690)	(4,696)	(5,557)
	$9,901	$(1,690)	$7,584	$(5,557)
Fair value of mortgage loans sold to PMT	$332,886	5,007	373,108	13,146

Fulfillment fee revenue	$23,507	$27,255	$61,184	$59,301
Unpaid principal balance of mortgage loans fulfilled for PMT	$6,530,036	$7,263,557	$17,079,969	$15,696,940

Sourcing fees paid to PMT	$3,275	$3,509	$9,340	$8,282
Unpaid principal balance of mortgage loans purchased from PMT	$10,915,194	$11,694,065	$31,131,154	$27,599,186

Tax service fees received from PMT included in Mortgage loan origination fees	$2,108	$2,006	$5,377	$4,537
Property management fees received from PMT included in Other income	$95	$10	$261	$95
Early purchase program fees earned from PMT included in Mortgage loan servicing fees	$1	$5	$7	$7

Mortgage Loan Servicing

The Company has a mortgage loan servicing agreement with PMT (“Servicing Agreement”). The Servicing Agreement provides for servicing fees of per‑loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to mortgage loans it services for PMT. The Servicing Agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect.

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

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base and supplemental	$88	$90	$235	$225
Activity-based	188	210	507	497
	276	300	742	722
Mortgage loans at fair value:
Base and supplemental	1,571	2,615	5,284	8,881
Activity-based	2,702	3,014	6,859	14,981
	4,273	5,629	12,143	23,862
Mortgage servicing rights:
Base and supplemental	6,702	4,978	18,727	13,999
Activity-based	151	132	375	336
	6,853	5,110	19,102	14,335
	$11,402	$11,039	$31,987	$38,919

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

The performance incentive fee is equal to the sum of: (a) 10% of the amount by which PMT’s net income attributable to its common shares of beneficial interest and for the quarter exceeds (i) an 8% return on equity plus the “high watermark,” up to (ii) a 12% return on PMT’s equity; plus (b) 15% of the amount by which PMT’s net income for the quarter exceeds (i) a 12% return on PMT’s equity plus the “high watermark,” up to (ii) a 16% return on PMT’s equity; plus (c) 20% of the amount by which PMT’s net income for the quarter exceeds a 16% return on equity plus the “high watermark.”

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to its common shares of beneficial interest computed in accordance with GAAP adjusted for certain other non‑cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Base management	$6,038	$5,025	$16,380	$15,576
Performance incentive	—	—	304	—
	$6,038	$5,025	$16,684	$15,576

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$1,193	$1,417	$4,220	$6,413
Expenses incurred on PMT's (the Company's) behalf, net	196	13	849	(102)
	$1,389	$1,430	$5,069	$6,311
Payments and settlements during the period (1)	$22,786	$45,988	$63,249	$102,600

(1)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. The Company received $30,000 in reimbursement from PMT during the quarter and nine months ended September 30, 2017 and received no reimbursement during the nine months ended September 30, 2016. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest income:
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$2,116	$—	$5,946	$—
Note receivable from PennyMac Mortgage Investment Trust	$—	$1,974	$—	$5,798
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received from PennyMac Mortgage Investment Trust	$35	$35	$106	$106
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(68)	(48)	76	24
	$(33)	$(13)	$182	$130

	September 30,	December 31,
	2017	2016
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$148,072	$150,000
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,304	$1,228
Number of shares	75	75

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

Following is a summary of financing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Excess servicing spread financing:
Issuance pursuant to recapture agreement	$1,207	$1,438	$4,160	$5,039
Repayment	$13,410	$16,342	$42,320	$54,623
Settlement	$—	$—	$—	$59,045
Change in fair value	$(4,828)	$(4,107)	$(14,757)	$(40,984)
Interest expense	$3,998	$4,827	$13,011	$17,555
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on mortgage loans held for sale at fair value	$1,163	$1,283	$3,837	$4,709

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	September 30,	December 31,
	2017	2016
	(in thousands)
Receivable from PMT:
Management fees	$6,038	$5,081
Servicing fees	5,329	5,465
Allocated expenses and expenses incurred on PMT's behalf	1,541	1,046
Correspondent production fees	1,430	2,371
Conditional Reimbursement	870	900
Fulfillment fees	662	1,300
Interest on assets purchased under agreements to resell	138	253
	$16,008	$16,416
Payable to PMT:
Deposits made by PMT to fund servicing advances	$119,864	$162,945
Mortgage servicing rights recapture payable	384	707
Other	4,341	6,384
	$124,589	$170,036

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

On August 9, 2017, the Investment Funds completed the sale of substantially all of their remaining assets. Accordingly, future management and servicing fees from the Investment Funds will be substantially curtailed. In a related distribution of the sale proceeds, the Company received $61.3 million in cash in settlement of the majority of its Carried Interest. The Investment Funds are scheduled to remain in existence through December 31, 2018, subject to a one-year extension at the Company’s discretion, in accordance with the terms of the limited liability company and limited partnership agreements that govern the Investment Funds.

Amounts due from and payable to the Investment Funds are summarized below:

	September 30,	December 31,
	2017	2016
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$6,381	$42,427
PNMAC Mortgage Opportunity Fund Investors, LLC	2,166	28,479
	$8,547	$70,906
Receivable from Investment Funds:
Expense reimbursements	$188	$238
Management fees	186	500
Mortgage loan servicing fee rebate deposit	270	250
Mortgage loan servicing fees	10	231
	$654	$1,219
Payable to Investment Funds:
Deposits received to fund servicing advances	$2,092	$20,221
Other	98	172
	$2,190	$20,393

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with owners of PennyMac other than the Company on the date of the IPO that provides for the payment from time to time by the Company to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based on the PennyMac unitholder exchanges to date, the Company has recorded a $75.1 million and $76.0 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2017 and December 31, 2016, respectively. The Company made payments of $6.2 million during the nine months ended September 30, 2017. No payments were made during the nine months ended September 30, 2016.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement as servicer with the mortgage loans:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cash flows:
Sales proceeds	$13,600,232	$13,947,544	$38,097,411	$33,124,241
Servicing fees received (1)	$97,312	$67,371	$272,303	$186,474
Net servicing (recoveries) advances	$(15,061)	$4,608	$(1,271)	$14,153

(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes the outstanding balance of the mortgage loans sold by the Company in which it maintains continuing involvement:

	September 30,	December 31,
	2017	2016
	(in thousands)
Unpaid principal balance of mortgage loans outstanding	$114,565,019	$89,516,155
Delinquencies:
30-89 days	$4,625,124	$2,545,970
90 days or more:
Not in foreclosure	$1,389,729	$735,263
In foreclosure	$486,893	$137,856
Foreclosed	$26,673	$2,552
Bankruptcy	$580,616	$256,471

The following tables summarize the Company’s entire mortgage loan servicing portfolio:

	September 30, 2017
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$114,565,019	$—	$114,565,019
Purchased	49,747,190	—	49,747,190
	164,312,209	—	164,312,209
Affiliated entities	—	71,201,957	71,201,957
Mortgage loans held for sale	2,858,642	—	2,858,642
	$167,170,851	$71,201,957	$238,372,808
Commercial real estate loans subserviced for the Company	$—	$84,605	$84,605
Delinquent mortgage loans:
30 days	$5,537,378	$555,714	$6,093,092
60 days	1,374,485	123,033	1,497,518
90 days or more:
Not in foreclosure	2,290,211	421,033	2,711,244
In foreclosure	847,885	421,484	1,269,369
Foreclosed	37,546	310,025	347,571
	$10,087,505	$1,831,289	$11,918,794
Bankruptcy	$993,512	$213,274	$1,206,786
Custodial funds managed by the Company (1)	$3,844,655	$1,077,340	$4,921,995

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

	December 31, 2016
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$89,516,155	$—	$89,516,155
Purchased	41,735,847	—	41,735,847
	131,252,002	—	131,252,002
Affiliated entities	—	60,886,717	60,886,717
Mortgage loans held for sale	2,101,283	—	2,101,283
	$133,353,285	$60,886,717	$194,240,002
Commercial real estate loans subserviced for the Company	$—	$22,338	$22,338
Delinquent mortgage loans:
30 days	$3,240,640	$407,177	$3,647,817
60 days	1,035,871	145,720	1,181,591
90 days or more:
Not in foreclosure	2,203,895	566,496	2,770,391
In foreclosure	937,204	685,001	1,622,205
Foreclosed	28,943	448,017	476,960
	$7,446,553	$2,252,411	$9,698,964
Bankruptcy	$793,517	$280,459	$1,073,976
Custodial funds managed by the Company (1)	$3,097,365	$736,398	$3,833,763

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

Following is a summary of the geographical distribution of mortgage loans included in the Company’s mortgage loan servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2017	2016
	(in thousands)
California	$45,688,146	$42,303,952
Texas	19,187,903	16,037,426
Florida	16,638,346	12,817,627
Virginia	15,723,658	13,143,510
Maryland	10,832,044	8,564,923
All other states	130,302,711	101,372,564
	$238,372,808	$194,240,002

Note 6—Fair Value

Most of the Company’s assets and certain of its liabilities are measured based on their fair values. The application of fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its fair value as discussed in the following paragraphs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$136,217	$—	$—	$136,217
Mortgage loans held for sale at fair value	—	2,559,353	376,240	2,935,593
Derivative assets:
Interest rate lock commitments	—	—	57,304	57,304
Repurchase agreement derivatives	—	—	469	469
Forward purchase contracts	—	404	—	404
Forward sales contracts	—	9,961	—	9,961
MBS put options	—	11,423	—	11,423
MBS call options	—	171	—	171
Put options on interest rate futures purchase contracts	7,867	—	—	7,867
Call options on interest rate futures purchase contracts	918	—	—	918
Total derivative assets before netting	8,785	21,959	57,773	88,517
Netting	—	—	—	(11,808)
Total derivative assets	8,785	21,959	57,773	76,709
Investment in PennyMac Mortgage Investment Trust	1,304	—	—	1,304
Mortgage servicing rights at fair value	—	—	655,984	655,984
	$146,306	$2,581,312	$1,089,997	$3,805,807
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$248,763	$248,763
Derivative liabilities:
Interest rate lock commitments	—	—	2,920	2,920
Forward purchase contracts	—	26,678	—	26,678
Forward sales contracts	—	1,310	—	1,310
MBS put options	—	5,026	—	5,026
Call options on interest rate futures sale contracts	586	—	—	586
Total derivative liabilities before netting	586	33,014	2,920	36,520
Netting	—	—	—	(25,046)
Total derivative liabilities	586	33,014	2,920	11,474
Mortgage servicing liabilities at fair value	—	—	16,076	16,076
	$586	$33,014	$267,759	$276,313

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$85,964	$—	$—	$85,964
Mortgage loans held for sale at fair value	—	2,125,544	47,271	2,172,815
Derivative assets:
Interest rate lock commitments	—	—	65,848	65,848
Forward purchase contracts	—	77,905	—	77,905
Forward sales contracts	—	28,324	—	28,324
MBS put options	—	3,934	—	3,934
MBS call options	—	217	—	217
Put options on interest rate futures purchase contracts	3,109	—	—	3,109
Call options on interest rate futures purchase contracts	203	—	—	203
Total derivative assets before netting	3,312	110,380	65,848	179,540
Netting	—	—	—	(96,635)
Total derivative assets	3,312	110,380	65,848	82,905
Investment in PennyMac Mortgage Investment Trust	1,228	—	—	1,228
Mortgage servicing rights at fair value	—	—	515,925	515,925
	$90,504	$2,235,924	$629,044	$2,858,837
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$288,669	$288,669
Derivative liabilities:
Interest rate lock commitments	—	—	6,457	6,457
Forward purchase contracts	—	16,914	—	16,914
Forward sales contracts	—	85,035	—	85,035
Total derivative liabilities before netting	—	101,949	6,457	108,406
Netting	—	—	—	(86,044)
Total derivative liabilities	—	101,949	6,457	22,362
Mortgage servicing liabilities at fair value	—	—	15,192	15,192
	$—	$101,949	$310,318	$326,223

As shown above, all or a portion of the Company’s mortgage loans held for sale, Interest Rate Lock Commitments (“IRLCs”), MSRs at fair value, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for the quarters and nine months ended September 30, 2017 and 2016:

	Quarter ended September 30, 2017
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance, June 30, 2017	$380,084	$46,158	$—	$678,441	$1,104,683
Purchases and issuances, net	499,546	83,798	469	41	583,854
Sales and repayments	(306,458)	—	—	—	(306,458)
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	5,773	5,773
Changes in fair value included in income arising from:					—
Changes in instrument-specific credit risk	(1,130)	—	—	—	(1,130)
Other factors	—	41,693	—	(28,271)	13,422
	(1,130)	41,693	—	(28,271)	12,292
Transfers from Level 3 to Level 2	(195,802)	—	—	—	(195,802)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(117,265)	—	—	(117,265)
Balance, September 30, 2017	$376,240	$54,384	$469	$655,984	$1,087,077
Changes in fair value recognized during the period relating to assets still held at September 30, 2017	$(2,851)	$54,384	$—	$(28,271)	$23,262

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended September 30, 2017
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, June 30, 2017	$261,796	$18,295	$280,091
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,207	—	1,207
Accrual of interest	3,998	—	3,998
Repayments	(13,410)	—	(13,410)
Mortgage servicing liabilities resulting from mortgage loan sales	—	4,071	4,071
Changes in fair value included in income	(4,828)	(6,290)	(11,118)
Balance, September 30, 2017	$248,763	$16,076	$264,839
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2017	$(4,828)	$(6,290)	$(11,118)

	Quarter ended September 30, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, June 30, 2016	$38,079	$90,262	$526,294	$654,635
Purchases	750,709	—	12	750,721
Sales and repayments	(631,075)	—	—	(631,075)
Interest rate lock commitments issued, net	—	148,315	—	148,315
Mortgage servicing rights resulting from mortgage loan sales	—	—	3,913	3,913
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	2,487	—	—	2,487
Other factors	—	68,241	(38,191)	30,050
	2,487	68,241	(38,191)	32,537
Transfers from Level 3 to Level 2	(113,826)	—	—	(113,826)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(201,300)	—	(201,300)
Balance, September 30, 2016	$46,374	$105,518	$492,028	$643,920
Changes in fair value recognized during the period relating to assets still held at September 30, 2016	$(234)	$105,518	$(38,191)	$67,093

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended September 30, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, June 30, 2016	$294,551	$4,681	$299,232
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,438	—	1,438
Accrual of interest	4,827	—	4,827
Repayments	(16,342)	—	(16,342)
Mortgage servicing liabilities resulting from mortgage loan sales	—	6,401	6,401
Mortgage servicing liabilities assumed	—	5,736	5,736
Changes in fair value included in income	(4,107)	(3,773)	(7,880)
Balance, September 30, 2016	$280,367	$13,045	$293,412
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2016	$(4,107)	$(3,773)	$(7,880)

	Nine months ended September 30, 2017
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2016	$47,271	$59,391	$—	$515,925	$622,587
Purchases and issuances, net	1,815,509	226,617	469	183,830	2,226,425
Sales and repayments	(845,318)	—	—	—	(845,318)
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	19,702	19,702
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(6,104)	—	—	—	(6,104)
Other factors	—	99,425	—	(63,473)	35,952
	(6,104)	99,425	—	(63,473)	29,848
Transfers from Level 3 to Level 2	(635,118)	—	—	—	(635,118)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(331,049)	—	—	(331,049)
Balance, September 30, 2017	$376,240	$54,384	$469	$655,984	$1,087,077
Changes in fair value recognized during the period relating to assets still held at September 30, 2017	$(3,733)	$54,384	$—	$(63,473)	$(12,822)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Nine months ended September 30, 2017
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2016	$288,669	$15,192	$303,861
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	4,160	—	4,160
Accrual of interest	13,011	—	13,011
Repayments	(42,320)	—	(42,320)
Mortgage servicing liabilities resulting from mortgage loan sales	—	11,940	11,940
Changes in fair value included in income	(14,757)	(11,056)	(25,813)
Balance, September 30, 2017	$248,763	$16,076	$264,839
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2017	$(14,757)	$(11,056)	$(25,813)

	Nine months ended September 30, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance December 31, 2015	$48,531	$43,773	$660,247	$752,551
Purchases	1,239,507	—	23	1,239,530
Sales and repayments	(929,251)	—	—	(929,251)
Interest rate lock commitments issued, net	—	329,533	—	329,533
Mortgage servicing rights resulting from mortgage loan sales	—	—	13,201	13,201
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	3,178	—	—	3,178
Other factors	—	217,429	(181,443)	35,986
	3,178	217,429	(181,443)	39,164
Transfers from Level 3 to Level 2	(315,591)	—	—	(315,591)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(485,217)	—	(485,217)
Balance, September 30, 2016	$46,374	$105,518	$492,028	$643,920
Changes in fair value recognized during the year relating to assets still held at September 30, 2016	$506	$105,518	$(181,443)	$(75,419)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Nine months ended September 30, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance December 31, 2015	$412,425	$1,399	$413,824
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	5,039	—	5,039
Accrual of interest	17,555	—	17,555
Settlement	(59,045)	—	(59,045)
Repayments	(54,623)	—	(54,623)
Mortgage servicing liabilities resulting from mortgage loan sales	—	11,810	11,810
Mortgage servicing liabilities assumed	—	5,736	5,736
Changes in fair value included in income	(40,984)	(5,900)	(46,884)
Balance, September 30, 2016	$280,367	$13,045	$293,412
Changes in fair value recognized during the year relating to liabilities still outstanding at September 30, 2016	$(33,774)	$(5,900)	$(39,674)

The information used in the preceding roll forwards represents activity for assets and liabilities measured at fair value on a recurring basis and identified as using “Level 3” fair value inputs that are significant to the fair value measurement at either the beginning or the end of the periods presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain mortgage loans held for sale.

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended September 30,
	2017			2016
	Net gains on			Net gains on
	mortgage	Net mortgage		mortgage	Net mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$130,869	$—	$130,869	$198,449	$—	$198,449
Mortgage servicing rights at fair value	—	(28,271)	(28,271)	—	(38,191)	(38,191)
	$130,869	$(28,271)	$102,598	$198,449	$(38,191)	$160,258
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$4,828	$4,828	$—	$4,107	$4,107
Mortgage servicing liabilities at fair value	—	6,290	6,290	—	3,773	3,773
	$—	$11,118	$11,118	$—	$7,880	$7,880

	Nine months ended September 30,
	2017			2016
	Net gains on	Net		Net gains on	Net
	mortgage	mortgage		mortgage	mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$336,836	$—	$336,836	$499,058	$—	$499,058
Mortgage servicing rights at fair value	—	(63,473)	(63,473)	—	(181,443)	(181,443)
	$336,836	$(63,473)	$273,363	$499,058	$(181,443)	$317,615
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$14,757	$14,757	$—	$40,984	$40,984
Mortgage servicing liabilities at fair value	—	11,056	11,056	—	5,900	5,900
	$—	$25,813	$25,813	$—	$46,884	$46,884

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	September 30, 2017
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,652,858	$2,572,370	$80,488
90 days or more delinquent:
Not in foreclosure	224,477	227,395	(2,918)
In foreclosure	58,258	58,877	(619)
	$2,935,593	$2,858,642	$76,951

	December 31, 2016
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,148,947	$2,077,034	$71,913
90 days or more delinquent:
Not in foreclosure	19,227	19,399	(172)
In foreclosure	4,641	4,850	(209)
	$2,172,815	$2,101,283	$71,532

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets and liabilities that were measured at fair value on a nonrecurring basis during the periods presented:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,341,959	$1,341,959
Real estate acquired in settlement of loans	—	—	717	717
	$—	$—	$1,342,676	$1,342,676

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,093,242	$1,093,242
Real estate acquired in settlement of loans	—	—	1,152	1,152
	$—	$—	$1,094,394	$1,094,394

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(17,270)	$(25,206)	$(33,906)	$(174,926)
Real estate acquired in settlement of loans	17	42	102	—
	$(17,253)	$(25,164)	$(33,804)	$(174,926)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell,  Assets sold under agreements to repurchase,  Mortgage loan participation purchase and sale agreements,  Notes payable,  Obligations under capital lease and amounts receivable from and payable to the Advised Entities are carried at amortized cost. These assets and liabilities do not have observable inputs and the fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” fair value liabilities due to the lack of observable inputs to estimate their fair values and has concluded that those liabilities’ fair values approximate the carrying value due to their short terms and/or variable interest rates.

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

Certain of the Company’s mortgage loans held for sale are non-saleable into active markets and are therefore categorized as “Level 3” fair value assets. Mortgage loans held for sale categorized as “Level 3” fair value assets include:

•

Certain delinquent government guaranteed or insured mortgage loans purchased by the Company from Ginnie Mae guaranteed pools in its mortgage loan servicing portfolio. The Company’s right to purchase delinquent government guaranteed or insured mortgage loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased mortgage loans may be resold to third-party investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed pool. Such eligibility for resale generally occurs when the repurchased mortgage loans become current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms.

•

Certain of the Company’s mortgage loans held for sale that become non-saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a mortgage loan with an identified defect.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	September 30, 2017	December 31, 2016
Discount rate:
Range	2.9% – 9.2%	2.6% – 8.8%
Weighted average	2.9%	3.0%
Twelve-month projected housing price index change:
Range	2.9% – 5.5%	2.0% – 4.5%
Weighted average	4.4%	3.7%
Voluntary prepayment / resale speed (1):
Range	0.1% – 21.5%	0.1% – 24.4%
Weighted average	19.4%	20.9%
Total prepayment speed (2):
Range	0.1% – 40.3%	0.1% – 39.8%
Weighted average	38.5%	34.3%

(1)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of IRLCs:

Key inputs	September 30, 2017	December 31, 2016
Pull-through rate:
Range	15.0% – 100.0%	35.0% – 100.0%
Weighted average	85.9%	84.9%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.2 – 6.0	1.2 – 5.9
Weighted average	4.0	4.3
Percentage of unpaid principal balance:
Range	0.3% – 2.6%	0.3% – 2.8%
Weighted average	1.4%	1.3%

Hedging Derivatives

Fair value of exchange-traded hedging derivative financial instruments are categorized by the Company as “Level 1” fair value assets and liabilities. Fair value of hedging derivative financial instruments based on observable MBS prices or interest rate volatilities in the MBS market are categorized as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gains on mortgage loans acquired for sale at fair value, or Net mortgage loan servicing fees – Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities, as applicable, in the consolidated statements of income.

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified as embedded derivatives in the master repurchase agreement and are accounted for separate from the master repurchase agreement. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable input into the valuation of these derivative assets is the expected approval rate of the mortgage loans financed under the master repurchase agreement. The approval rate included in the fair value estimate was 80% at September 30, 2017.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended September 30,
	2017		2016
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$5,773	$153,061	$3,913	$146,448
Unpaid principal balance of underlying mortgage loans	$573,463	$12,184,003	$340,562	$12,313,082
Weighted average servicing fee rate (in basis points)	31	32	33	29
Key inputs:
Pricing spread (1)
Range	7.6% – 11.2%	7.6% – 14.6%	7.6% – 10.5%	7.6% – 14.4%
Weighted average	10.7%	10.8%	9.3%	9.5%
Annual total prepayment speed (2)
Range	3.9% – 46.8%	4.4% – 47.6%	5.0% – 42.8%	3.4% – 42.9%
Weighted average	13.3%	9.5%	12.4%	9.7%
Life (in years)
Range	1.4 – 11.4	1.5 – 11.4	1.7 – 10.8	1.7 – 12.2
Weighted average	6.3	7.9	6.5	7.6
Per-loan annual cost of servicing
Range	$78 – $98	$79 – $98	$78 – 103	$78 – $102
Weighted average	$89	$89	$92	$91

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs.

(2)	Prepayment speed is measured using Life Total CPR.

	Nine months ended September 30,
	2017		2016
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$19,702	$412,206	$13,201	$370,414
Unpaid principal balance of underlying mortgage loans	$1,873,404	$33,890,209	$1,108,802	$29,667,803
Weighted average servicing fee rate (in basis points)	31	30	33	30
Key inputs:
Pricing spread (1)
Range	7.6% – 11.2%	7.6% – 15.2%	7.2% – 10.5%	7.2% – 14.4%
Weighted average	10.5%	10.7%	8.9%	9.2%
Annual total prepayment speed (2)
Range	3.9% – 71.8%	3.4% – 47.6%	3.3% – 52.3%	3.4% – 50.9%
Weighted average	12.5%	9.1%	12.6%	10.0%
Life (in years)
Range	0.8 – 11.5	1.5 – 12.2	1.3 – 11.8	1.3 – 12.2
Weighted average	6.6	8.1	6.5	7.5
Per-loan annual cost of servicing
Range	$78 – $101	$79 – $101	$68 – $105	$68 – $106
Weighted average	$89	$89	$87	$88

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.

(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs as of the dates presented and the effect on fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	September 30, 2017		December 31, 2016
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$655,984	$1,360,501	$515,925	$1,111,747
Unpaid principal balance of underlying mortgage loans	$54,381,902	$108,417,676	$43,667,165	$85,509,941
Weighted average note interest rate	4.0%	3.8%	4.1%	3.7%
Weighted average servicing fee rate (in basis points)	32	31	32	31
Key inputs:
Pricing spread (1):
Range	7.6% – 14.6%	7.6% – 14.6%	7.6% – 14.9%	7.6% – 14.9%
Weighted average	10.2%	10.8%	10.1%	10.7%
Effect on fair value of (2):
5% adverse change	$(11,631)	$(26,802)	$(9,097)	$(22,382)
10% adverse change	$(22,846)	$(52,566)	$(17,872)	$(43,889)
20% adverse change	$(44,113)	$(101,200)	$(34,516)	$(84,464)
Prepayment speed (3):
Range	7.7% – 41.1%	7.5% – 44.8%	7.0% – 46.7%	6.6% – 43.9%
Weighted average	10.4%	9.5%	10.3%	8.7%
Average life (in years):
Range	1.4 – 8.1	1.9 – 8.7	1.3 – 8.6	1.6 – 9.4
Weighted average	6.7	7.6	6.7	8.1
Effect on fair value of (2):
5% adverse change	$(11,201)	$(21,643)	$(8,818)	$(16,636)
10% adverse change	$(22,018)	$(42,573)	$(17,336)	$(32,750)
20% adverse change	$(42,577)	$(82,428)	$(33,533)	$(63,513)
Annual per-loan cost of servicing:
Range	$78 – $97	$79 – $98	$78 – $101	$79 – $101
Weighted average	$89	$89	$92	$92
Effect on fair value of (2):
5% adverse change	$(6,454)	$(10,527)	$(5,612)	$(8,890)
10% adverse change	$(12,908)	$(21,053)	$(11,225)	$(17,781)
20% adverse change	$(25,816)	$(42,107)	$(22,450)	$(35,562)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

Excess Servicing Spread Financing at Fair Value

The Company categorizes ESS as a “Level 3” fair value liability. Because the ESS is a claim to a portion of the cash flows from MSRs, the approach to fair value measurement of the ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring the ESS as used to measure MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSR and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS. The key inputs used in the estimation of ESS fair value include pricing spread (discount rate) and prepayment speed. Significant changes to either of those inputs in isolation could result in a significant change in the fair value of ESS. Changes in these key inputs are not necessarily directly related.

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

Following are the key inputs used in estimating the fair value of ESS financing:

	September 30,	December 31,
	2017	2016
Carrying value (in thousands)	$248,763	$288,669
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$28,385,316	$32,376,359
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs:
Pricing spread (1):
Range	3.8% – 4.4%	3.8% – 4.8%
Weighted average	4.2%	4.4%
Annualized prepayment speed (2):
Range	7.7% – 37.2%	7.0% – 41.3%
Weighted average	10.7%	10.5%
Average life (in years):
Range	1.5 – 8.1	1.4 – 8.6
Weighted average	6.6	6.8

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

Following are the key inputs used in determining the fair value of MSLs:

	September 30,	December 31,
	2017	2016
MSL and pool characteristics:
Carrying value (in thousands)	$16,076	$15,192
Unpaid principal balance of underlying mortgage loans (in thousands)	$1,512,632	$2,074,896
Weighted average servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	7.7%	8.0%
Prepayment speed (2)	32.9%	31.7%
Average life (in years)	3.5	3.7
Annual per-loan cost of servicing	$419	$497

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSLs.
(2)	Prepayment speed is measured using Life Total CPR.

Note 7—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Government-insured or guaranteed	$2,422,378	$1,984,020
Conventional conforming	136,975	141,524
Purchased from Ginnie Mae pools serviced by the Company	371,852	40,437
Repurchased pursuant to representations and warranties	4,388	6,834
	$2,935,593	$2,172,815
Fair value of mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$2,352,842	$1,422,255
Mortgage loan participation purchase and sale agreements	554,579	702,919
	$2,907,421	$2,125,174

Note 8—Derivative Activities

The Company holds and issues derivative financial instruments in connection with its operating activities. Derivative financial instruments are created as a result of certain of the Company’s operations and the Company also enters into derivative transactions as part of its interest rate management activities. Derivative financial instruments created as a result of the Company’s operations include:

•	IRLCs that are created when the Company commits to purchase or originate a mortgage loan acquired for sale.

•

Derivatives that are embedded in a master repurchase agreement that provides for the Company to receive incentives for financing mortgage loans that satisfy certain consumer relief characteristics under the master repurchase agreement.

The Company also engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in market interest rates. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of mortgage loans held for sale and the portion of its MSRs not financed with ESS.

The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2017			December 31, 2016
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	3,759,403	$57,304	$2,920	4,279,611	$65,848	$6,457
Repurchase agreement derivatives	—	469	—	—	—	—
Used for hedging purposes:
Forward purchase contracts	7,300,518	404	26,678	12,746,191	77,905	16,914
Forward sales contracts	7,584,893	9,961	1,310	16,577,942	28,324	85,035
MBS put options	5,650,000	11,423	5,026	1,175,000	3,934	—
MBS call options	650,000	171	—	1,600,000	217	—
Put options on interest rate futures purchase contracts	1,025,000	7,867	—	1,125,000	3,109	—
Call options on interest rate futures purchase contracts	125,000	918	—	900,000	203	—
Call options on interest rate futures sale contracts	125,000	—	586	—	—	—
Interest rate swap futures purchase contracts	1,400,000	—	—	200,000	—	—
Total derivatives before netting		88,517	36,520		179,540	108,406
Netting		(11,808)	(25,046)		(96,635)	(86,044)
		$76,709	$11,474		$82,905	$22,362
Deposits placed with derivative counterparties		$13,238			$10,591

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended September 30, 2017
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	7,819,706	47,723,376	(48,242,564)	7,300,518
Forward sale contracts	7,641,979	61,239,459	(61,296,545)	7,584,893
MBS put options	6,075,000	6,825,000	(7,250,000)	5,650,000
MBS call options	—	7,900,000	(7,250,000)	650,000
Put options on interest rate futures purchase contracts	1,250,000	2,950,000	(3,175,000)	1,025,000
Call options on interest rate futures purchase contracts	200,000	125,000	(200,000)	125,000
Put options on interest rate futures sale contracts	200,000	2,975,000	(3,175,000)	—
Call options on interest rate futures sale contracts	—	325,000	(200,000)	125,000
Treasury futures purchase contracts	—	46,500	(46,500)	—
Treasury futures sale contracts	—	46,500	(46,500)	—
Interest rate swap futures purchase contracts	325,000	1,075,000	—	1,400,000

	Quarter ended September 30, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	13,510,863	63,091,757	(59,486,446)	17,116,174
Forward sale contracts	13,614,196	77,956,736	(73,802,639)	17,768,293
MBS put options	3,550,000	6,150,000	(4,200,000)	5,500,000
Put options on interest rate futures purchase contracts	1,000,000	4,025,000	(1,500,000)	3,525,000
Call options on interest rate futures purchase contracts	452,100	900,000	(1,052,100)	300,000
Treasury futures purchase contracts	—	493,700	(168,700)	325,000
Treasury futures sale contracts	—	168,700	(168,700)	—

	Nine months ended September 30, 2017
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	12,746,191	136,663,951	(142,109,624)	7,300,518
Forward sale contracts	16,577,942	169,173,906	(178,166,955)	7,584,893
MBS put options	1,175,000	19,675,000	(15,200,000)	5,650,000
MBS call options	1,600,000	12,100,000	(13,050,000)	650,000
Put options on interest rate futures purchase contracts	1,125,000	7,410,000	(7,510,000)	1,025,000
Call options on interest rate futures purchase contracts	900,000	1,614,300	(2,389,300)	125,000
Put options on interest rate futures sale contracts	—	7,510,000	(7,510,000)	—
Call options on interest rate futures sale contracts	—	2,514,300	(2,389,300)	125,000
Treasury futures purchase contracts	—	212,600	(212,600)	—
Treasury futures sale contracts	—	212,600	(212,600)	—
Interest rate swap futures purchase contracts	200,000	1,600,000	(400,000)	1,400,000
Interest rate swap futures sales contracts	—	400,000	(400,000)	—

	Nine months ended September 30, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	5,254,293	140,774,477	(128,912,596)	17,116,174
Forward sale contracts	6,230,811	173,875,141	(162,337,659)	17,768,293
MBS put options	1,275,000	15,600,000	(11,375,000)	5,500,000
Put options on interest rate futures purchase contracts	1,650,000	8,700,000	(6,825,000)	3,525,000
Call options on interest rate futures purchase contracts	600,000	4,537,500	(4,837,500)	300,000
Treasury futures purchase contracts	—	493,700	(168,700)	325,000
Treasury futures sale contracts	—	168,700	(168,700)	—

Derivative Balances and Netting of Financial Instruments

The Company has elected to present net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a master netting arrangement that is legally enforceable on all counterparties in the event of default. The derivatives that are not subject to a master netting arrangement are IRLCs and repurchase agreement derivatives.

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts.

	September 30, 2017			December 31, 2016
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$57,304	$—	$57,304	$65,848	$—	$65,848
Repurchase agreement derivatives	469	—	469	—	—	—
	57,773	—	57,773	65,848	—	65,848
Derivatives subject to master netting arrangements:
Forward purchase contracts	404	—	404	77,905	—	77,905
Forward sale contracts	9,961	—	9,961	28,324	—	28,324
MBS put options	11,423	—	11,423	3,934	—	3,934
MBS call options	171	—	171	217	—	217
Put options on interest rate futures purchase contracts	7,867	—	7,867	3,109	—	3,109
Call options on interest rate futures purchase contracts	918	—	918	203	—	203
Netting	—	(11,808)	(11,808)	—	(96,635)	(96,635)
	30,744	(11,808)	18,936	113,692	(96,635)	17,057
	$88,517	$(11,808)	$76,709	$179,540	$(96,635)	$82,905

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	September 30, 2017				December 31, 2016
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
IRLCs	$57,304	$—	$—	$57,304	$65,848	$—	$—	$65,848
Repurchase agreement derivatives	469	—	—	469	—	—	—	—
RJ O'Brien	8,199	—	—	8,199	2,750	—	—	2,750
Barclays Capital	4,388	—	—	4,388	12,002	—	—	12,002
Citibank, N.A.	3,275	—	—	3,275	—	—	—	—
JPMorgan Chase Bank, N.A.	2,508	—	—	2,508	99	—	—	99
Others	566	—	—	566	2,206	—	—	2,206
	$76,709	$—	$—	$76,709	$82,905	$—	$—	$82,905

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	September 30, 2017			December 31, 2016
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements – IRLCs	$2,920	$—	$2,920	$6,457	$—	$6,457
Derivatives subject to a master netting arrangement:
Forward purchase contracts	26,678	—	26,678	16,914	—	16,914
Forward sale contracts	1,310	—	1,310	85,035	—	85,035
MBS put options	5,026	—	5,026	—	—	—
Call options on interest rate futures sale contracts	586	—	586	—	—	—
Netting	—	(25,046)	(25,046)	—	(86,044)	(86,044)
	33,600	(25,046)	8,554	101,949	(86,044)	15,905
Total derivatives	36,520	(25,046)	11,474	108,406	(86,044)	22,362
Mortgage loans sold under agreements to repurchase:
Amount outstanding	2,096,965	—	2,096,965	1,736,922	—	1,736,922
Unamortized debt issuance costs and premiums	(473)	—	(473)	(1,808)	—	(1,808)
	2,096,492	—	2,096,492	1,735,114	—	1,735,114
	$2,133,012	$(25,046)	$2,107,966	$1,843,520	$(86,044)	$1,757,476

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

	September 30, 2017				December 31, 2016
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
IRLCs	$2,920	$—	$—	$2,920	$6,457	$—	$—	$6,457
Credit Suisse First Boston Mortgage Capital LLC	901,424	(901,424)	—	—	961,533	(960,988)	—	545
Bank of America, N.A.	495,640	(491,083)	—	4,557	349,638	(342,769)	—	6,869
Deutsche Bank	204,079	(204,079)	—	—	—	—	—	—
JPMorgan Chase Bank, N.A.	183,216	(183,216)	—	—	135,322	(135,322)	—	—
Morgan Stanley Bank, N.A.	105,235	(105,235)	—	—	189,756	(188,851)	—	905
Citibank, N.A.	99,413	(99,413)	—	—	81,555	(80,525)	—	1,030
Barclays Capital	26,149	(26,149)	—	—	28,467	(28,467)	—	—
Royal Bank of Canada	86,834	(86,366)	—	468	2,937	—	—	2,937
Federal National Mortgage Association	2,197	—	—	2,197	1,033	—	—	1,033
BNP Paribas	—	—	—	—	1,151	—	—	1,151
Others	1,332	—	—	1,332	1,435	—	—	1,435
	$2,108,439	$(2,096,965)	$—	$11,474	$1,759,284	$(1,736,922)	$—	$22,362

Following are the gains and (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Hedged item	Income statement line	2017	2016	2017	2016
		(in thousands)
Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale	$(26,981)	$(27,546)	$(27,191)	$(145,665)
Mortgage servicing rights	Net mortgage loan servicing fees–Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	$7,174	$19,026	$(17,018)	$142,694

Note 9—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$71,019	$70,763	$70,906	$69,926
Carried Interest recognized during the period	(1,158)	107	(1,045)	944
Cash received during the period	(61,314)	—	(61,314)	—
Balance at end of period	$8,547	$70,870	$8,547	$70,870

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

On August 9, 2017, the Investment Funds completed the sale of substantially all of their remaining assets. The Company collected a substantial portion of its Carried Interest during the quarter ended September 30, 2017 and expects to collect the remaining balance, adjusted for intervening income or losses through the date of liquidation of the Investment Funds.

Note 10—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Carried at Fair Value

The activity in MSRs carried at fair value is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$678,441	$526,294	$515,925	$660,247
Additions:
Purchases	41	12	183,830	23
Mortgage servicing rights resulting from mortgage loan sales	5,773	3,913	19,702	13,201
	5,814	3,925	203,532	13,224

Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(4,857)	(17,573)	(4,453)	(118,304)
Other changes in fair value (2)	(23,414)	(20,618)	(59,020)	(63,139)
Total change in fair value	(28,271)	(38,191)	(63,473)	(181,443)
Balance at end of period	$655,984	$492,028	$655,984	$492,028

	September 30,	December 31,
	2017	2016
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable	$647,301	$509,847

(1)

Principally reflects changes in discount rate and prepayment speed inputs, primarily due to changes in market interest rates, and changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amortized cost:
Balance at beginning of period	$1,384,741	$961,591	$1,206,694	$798,925
Mortgage servicing rights resulting from mortgage loan sales	153,061	146,448	412,206	370,414
Amortization	(48,448)	(40,230)	(129,546)	(101,530)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary-impairment	—	(12,777)	—	(12,777)
Balance at end of period	1,489,354	1,055,032	1,489,354	1,055,032

Valuation allowance:
Balance at beginning of period	(111,583)	(196,957)	(94,947)	(47,237)
Additions	(17,270)	(25,206)	(33,906)	(174,926)
Application of valuation allowance to write down mortgage servicing rights with other-than-temporary-impairment	—	12,777	—	12,777
Balance at end of period	(128,853)	(209,386)	(128,853)	(209,386)
Mortgage servicing rights, net at end of period	$1,360,501	$845,646	$1,360,501	$845,646

Fair value of mortgage servicing rights at beginning of period	$1,273,364	$764,634	$1,112,302	$766,345
Fair value of mortgage servicing rights at end of period	$1,360,578	$845,646

	September 30,	December 31,
	2017	2016
	(in thousands)
Fair value of mortgage servicing rights pledged to secure assets sold under agreements to repurchase and note payable	$1,347,575	$1,107,824

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This estimate was developed with the inputs applicable to the September 30, 2017 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve month period ending September 30,	amortization
(in thousands)
2018	$178,253
2019	159,165
2020	142,554
2021	127,245
2022	113,872
Thereafter	768,265
$1,489,354

Mortgage Servicing Liabilities Carried at Fair Value

The activity in MSLs carried at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$18,295	$4,681	$15,192	$1,399
Mortgage servicing liabilities resulting from mortgage loan sales	4,071	6,401	11,940	11,810
Mortgage servicing liabilities assumed	—	5,736	—	5,736
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	(176)	438	7,819	4,365
Other changes in fair value (2)	(6,114)	(4,211)	(18,875)	(10,265)
Total change in fair value	(6,290)	(3,773)	(11,056)	(5,900)
Balance at end of period	$16,076	$13,045	$16,076	$13,045

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

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

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Contractual servicing fees	$126,416	$98,865	$345,231	$282,962
Ancillary and other fees:
Late charges	6,326	4,932	18,915	14,461
Other	1,270	1,330	3,296	3,430
	$134,012	$105,127	$367,442	$300,853

Note 11—Borrowings

The borrowing facilities described throughout this Note 11 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2017.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$1,960,332	$1,515,632	$1,854,786	$1,303,313
Weighted average interest rate (1)	3.23%	2.87%	3.15%	2.87%
Total interest expense	$19,203	$12,951	$52,249	$33,863
Maximum daily amount outstanding	$2,564,756	$2,550,035	$2,581,199	$2,550,035

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$2,096,965	$1,736,922
Unamortized debt issuance costs and premiums	(473)	(1,808)
	$2,096,492	$1,735,114
Weighted average interest rate	2.93%	3.02%
Available borrowing capacity (2):
Committed	$245,352	$347,487
Uncommitted	2,612,683	857,591
	$2,858,035	$1,205,078
Fair value of assets securing repurchase agreements:
Mortgage loans held for sale	$2,352,842	$1,422,255
Servicing advances	$65,074	$81,306
Mortgage servicing rights	$366,164	$1,479,322
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$148,072	$150,000
Margin deposits placed with counterparties (3)	$5,250	$3,000

(1)

Excludes the effect of amortization of commitment fees totaling $3.0 million and $1.8 million for the quarters ended September 30, 2017 and 2016, respectively, and $7.9 million and $5.4 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to those assets.

(3)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2017	Balance
(dollars in thousands)
Within 30 days	$442,558
Over 30 to 90 days	1,554,407
Over 180 days to one year	100,000
Total loans sold under agreements to repurchase	$2,096,965
Weighted average maturity (in months)	2.2

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2017:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$331,238	April 27, 2018	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC	$141,057	November 10, 2017	April 27, 2018
Bank of America, N.A.	$105,122	December 21, 2017	May 25, 2018
JP Morgan Chase Bank, N.A.	$70,425	October 13, 2017	October 13, 2017
Deutsche Bank AG	$16,532	December 23, 2017	March 31, 2018
Morgan Stanley Bank, N.A.	$8,109	November 15, 2017	August 24, 2018
Royal Bank of Canada	$6,970	December 14, 2017	December 29, 2017
Citibank, N.A.	$6,523	October 30, 2017	March 2, 2018
Barclays Bank PLC	$2,533	December 1, 2017	December 1, 2017

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

Mortgage Loan Participation Purchase and Sale Agreements

Certain of the borrowing facilities secured by mortgage loans held for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to the lender pending the securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Average balance	$213,486	$365,112	$200,119	$241,131
Weighted average interest rate (1)	2.48%	1.75%	2.25%	1.72%
Total interest expense	$1,484	$1,887	$3,780	$3,585
Maximum daily amount outstanding	$532,266	$793,395	$532,266	$793,395

(1)

Excludes the effect of amortization of facility fees totaling $134,000 and $250,000 for the quarters ended September 30, 2017 and 2016, respectively, and $365,000 and $435,000 for the nine months ended September 30, 2017 and 2016, respectively.

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$532,266	$671,562
Unamortized debt issuance costs	(490)	(136)
	$531,776	$671,426
Weighted average interest rate	2.49%	2.02%
Fair value of mortgage loans pledged to secure mortgage loan participation and sale agreements	$554,579	$702,919

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

On August 10, 2017, the Company, through the Issuer Trust, issued an aggregate principal amount of $500 million in Term Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended.  The Term Notes bear interest at a rate equal to one-month LIBOR plus 4.0% per annum. The Term Notes will mature on August 25, 2022 or, if extended pursuant to the terms of the related indenture supplement, August 25, 2023 (unless earlier redeemed in accordance with the terms of the Term Notes). The Term Notes rank pari passu with each other and with the VFN issued by Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae MSRs and ESS that are financed pursuant to the GNMA MSR Facility.

The Company entered into a revolving credit agreement, dated as of December 30, 2015, pursuant to which the lenders agreed to make revolving loans in an amount not to exceed $100 million. On November 18, 2016, the credit agreement was amended and restated. Pursuant to the amended and restated credit agreement (“Credit Agreement”), the lenders have agreed to make revolving loans in an amount not to exceed $150 million. The proceeds of the loans are to be used solely for working capital and general corporate purposes of the Company and its subsidiaries. Interest on the loans accrues at a per annum rate of interest equal to, at an election of the Company, either LIBOR plus the applicable margin or an alternate base rate (as defined in the Credit Agreement). During the existence of certain events of default, interest accrues at a higher rate. The maturity date of the loans is 364 days following the date of the Credit Agreement.

During December 2015, the Company entered into a note payable which is secured by Fannie Mae and Freddie Mac MSRs.  Interest is charged at a rate based on LIBOR plus the applicable contract margin.

Notes payable are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Average balance	$689,417	$100,390	$483,370	$102,492
Weighted average interest rate (1)	5.85%	4.55%	5.87%	4.50%
Total interest expense	$11,747	$2,129	$24,746	$6,018
Maximum daily amount outstanding	$890,879	$115,006	$891,011	$128,849

(1)

Excluding the effect of amortization of debt issuance costs totaling $1.2 million and $0.8 million for the quarters ended September 30, 2017 and 2016, respectively, and $3.2 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively.

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$900,004	$151,935
Unamortized debt issuance costs	(9,120)	(993)
	$890,884	$150,942
Weighted average interest rate	5.57%	4.67%
Unused amount	$280,000	$98,065
Assets pledged to secure notes payable:
Cash	$55,537	$91,788
Carried Interest	$8,547	$70,906
Mortgage servicing rights	$1,628,712	$138,349

Obligations under Capital Lease

In December 2015, the Company entered into a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on March 23, 2020 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Average balance	$25,507	$21,975	$25,573	$17,451
Weighted average interest rate	3.25%	2.46%	3.01%	2.45%
Total interest expense	$205	$139	$585	$363
Maximum daily amount outstanding	$26,641	$23,263	$30,044	$24,720

	September 30,	December 31,
	2017	2016
	(in thousands)
Unpaid principal balance	$24,373	$23,424
Weighted average interest rate	3.23%	2.48%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$25,700	$25,134
Capitalized software	$1,681	$515

Excess Servicing Spread Financing

In conjunction with the Company’s purchase from non-affiliates of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements with PMT. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained all ancillary income associated with servicing the mortgage loans and a fixed base servicing fee. The Company continues to be the servicer of the mortgage loans and retains all servicing obligations, including responsibility to make servicing advances. The agreements are accounted for as financings and are carried at fair value with changes in fair value recognized in current period income.

Following is a summary of ESS:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$261,796	$294,551	$288,669	$412,425
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust	1,207	1,438	4,160	5,039
Accrual of interest	3,998	4,827	13,011	17,555
Repayment	(13,410)	(16,342)	(42,320)	(54,623)
Settlement (1)	—	—	—	(59,045)
Change in fair value	(4,828)	(4,107)	(14,757)	(40,984)
Balance at end of period	$248,763	$280,367	$248,763	$280,367

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

Note 12—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$19,568	$24,277	$19,067	$20,611
Provision for losses on mortgage loans sold:
Resulting from sales of mortgage loans	1,596	852	4,294	5,220
Reduction in liability due to change in estimate	(1,194)	(6,648)	(3,086)	(6,648)
Incurred losses	(297)	(8)	(602)	(710)
Balance at end of period	$19,673	$18,473	$19,673	$18,473
Unpaid principal balance of mortgage loans subject to representations and warranties at end of period	$114,531,205	$80,050,420

Note 13—Income Taxes

The Company’s effective tax rates were 12.4% and 12.2% for the quarters ended September 30, 2017 and 2016, respectively, and 12.4% and 12.0% for the nine months ended September 30, 2017 and 2016, respectively. The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s Class A common stock, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase the Company’s effective income tax rate. The repurchase of Company shares under the Repurchase Program as described in Note 15–Stockholders’ Equity has the opposite effect and results in a corresponding redemption of PennyMac units from the Company pursuant to the PennyMac Limited Liability Agreement.

Note 14—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of September 30, 2017, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Commitments to Purchase and Fund Mortgage Loans

September 30, 2017
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$1,798,347
Commitments to fund mortgage loans	1,961,056
$3,759,403

Leases

The Company leases office facilities. Rent expense was $3.0 million and $2.0 million for the quarters ended September 30, 2017 and 2016, respectively and $8.8 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table provides a summary of future minimum lease payments required under lease agreements as of September 30, 2017:

Twelve months ended September 30:	Future minimum lease payments
(in thousands)
2018	$12,943
2019	14,281
2020	14,660
2021	12,529
2022	10,060
Thereafter	34,559
$99,032

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

Note 15—Stockholders’ Equity

In June 2017, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”) under which the Company may repurchase up to $50 million of its outstanding Class A common stock.

The following table summarizes the Company’s stock repurchase activity:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2017	2016	2017	2016	Total (1)
	(in thousands)
Shares of Class A common stock repurchased	505	—	505	—	505
Cost of shares of Class A common stock repurchased	$8,599	$—	$8,599	$—	$8,599

(1)	Amounts represent the total shares of Class A common stock repurchased under the stock repurchase program through September 30, 2017.

The shares of repurchased Class A common stock were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common stock pool.

Note 16—Noncontrolling Interest

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$17,081	$23,685	$38,439	$43,335
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$3,656	$1,398	$20,583	$4,038
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC	251	73	1,297	166

	September 30,	December 31,
	2017	2016
Percentage of noncontrolling interest in Private National Mortgage Acceptance Company, LLC	69.6%	70.6%

Note 17—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
From non-affiliates:
Cash (loss) gain:
Mortgage loans	$(40,747)	$40,381	$(98,408)	$82,612
Hedging activities	(14,592)	(13,526)	(8,168)	(163,659)
	(55,339)	26,855	(106,576)	(81,047)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	154,763	143,960	419,968	371,805
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,596)	(852)	(4,294)	(5,220)
Reduction in liability due to change in estimate	1,194	6,648	3,086	6,648
Change in fair value relating to mortgage loans and hedging derivatives held at period end:
Interest rate lock commitments	8,226	15,256	(5,008)	61,744
Mortgage loans	3,376	5,964	(2,554)	37,481
Hedging derivatives	(12,389)	(14,020)	(19,023)	17,994
	98,235	183,811	285,599	409,405
From PennyMac Mortgage Investment Trust	9,901	(1,690)	7,584	(5,557)
	$108,136	$182,121	$293,183	$403,848

Note 18—Net Interest Income (Expense)

Net interest expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$733	$1,756	$1,727	$2,212
Mortgage loans held for sale at fair value	28,199	14,835	68,528	38,578
Placement fees relating to custodial funds	13,394	4,144	27,073	10,204
	42,326	20,735	97,328	50,994
From PennyMac Mortgage Investment Trust—Financings receivable	2,116	1,974	5,946	5,798
	44,442	22,709	103,274	56,792

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	19,203	12,951	52,249	33,863
Mortgage loan participation purchase and sale agreements	1,484	1,887	3,780	3,585
Notes payable	11,747	2,129	24,746	6,018
Obligations under capital lease	205	139	585	363
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,602	4,587	11,529	10,114
Interest on mortgage loan impound deposits	1,253	996	2,943	2,471
	38,494	22,689	95,832	56,414
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	3,998	4,827	13,011	17,555
	42,492	27,516	108,843	73,969
	$1,950	$(4,807)	$(5,569)	$(17,177)

Note 19—Stock-based Compensation

As of September 30, 2017 and December 31, 2016, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Performance-based RSUs granted	—	—	694	813
Stock options granted	—	—	861	962
Time-based RSUs granted	3	10	408	261

Grant date fair value of Performance-based RSUs granted	$—	$—	$12,512	$9,171
Grant date fair value of Stock options granted	—	—	5,772	3,412
Grant date fair value of Time-based RSUs granted	58	160	7,359	3,072
Total	$58	$160	$25,643	$15,655

Performance-based RSUs vested	—	—	446	—
Stock options exercised	9	2	34	2
Time-based RSUs vested	4	6	165	121

Compensation expense	$4,243	$4,233	$14,633	$12,560

Note 20—Earnings Per Share of Common Stock

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

Potentially dilutive shares of common stock include non-vested stock-based compensation awards and PennyMac Class A units. The Company applies the treasury stock method to determine the diluted weighted average shares of common stock outstanding represented by the non-vested stock-based compensation awards. The diluted earnings per share calculation assumes the exchange of PennyMac Class A units for shares of common stock. Accordingly, earnings attributable to the Company’s common stockholders is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the income taxes that would be applicable to such earnings.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$17,081	$23,685	$38,439	$43,335
Weighted average shares of common stock outstanding	23,426	22,217	23,147	22,101
Basic earnings per share of common stock	$0.73	$1.07	$1.66	$1.96

Diluted earnings per share of common stock:
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$17,081	$23,685	$38,439	$43,335
Effect of net income attributable to PennyMac Class A units exchangeable to common stock, net of income taxes	38,884	57,444	88,289	105,480
Diluted net income attributable to common stockholders	$55,965	$81,129	$126,728	$148,815
Weighted average shares of common stock outstanding	23,426	22,217	23,147	22,101
Dilutive shares:
PennyMac Class A units exchangeable to common stock	53,239	53,923	53,400	53,996
Common shares issuable under stock-based compensation plan	1,751	215	1,684	234
Diluted weighted average shares of common stock outstanding	78,416	76,355	78,231	76,331
Diluted earnings per share of common stock	$0.71	$1.06	$1.62	$1.95

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the anti-dilutive weighted-average number of outstanding stock options and restricted stock units (“RSUs”) excluded from the calculation of diluted earnings per share:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands except for weighted-average exercise price)
Performance-based RSUs (2)	—	2,505	475	2,510
Time-based RSUs	1	—	1	—
Stock options (1)	2,622	2,768	2,434	2,559
Total anti-dilutive stock-based compensation units	2,623	5,273	2,910	5,069
Weighted average exercise price of anti-dilutive stock options (1)	$16.39	$15.81	$16.39	$15.82

(1)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were anti-dilutive.

(2)	Certain performance-based RSUs were outstanding but not included in the computation of diluted earnings per share because the performance thresholds included in such RSUs have not been achieved.

Note 21—Supplemental Cash Flow Information

	Nine months ended September 30,
	2017	2016
	(in thousands)
Cash paid for interest	$115,710	$70,897
Cash paid for income taxes	$41	$452
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$431,908	$383,615
Mortgage servicing liabilities resulting from mortgage loan sales	$11,940	$11,810
Unsettled portion of MSR acquisitions	$16,364	$—
Non-cash financing activity:
Transfer of excess servicing spread pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	$4,160	$5,039
Issuance of common stock in settlement of director fees	$253	$230

Note 22—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of capital and liquidity to remain a seller/servicer, issuer or lender, as applicable, in good standing with the Agencies. Such requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2017		December 31, 2016
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$1,482,475	$420,427	$1,289,464	$335,883
Ginnie Mae – PLS	$1,253,593	$590,901	$1,085,549	$455,542
Ginnie Mae – PennyMac	$1,443,982	$649,991	$1,261,565	$501,097
HUD – PLS	$1,253,593	$2,500	$1,085,549	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$200,862	$57,509	$179,230	$45,930
Ginnie Mae – PLS	$200,862	$149,493	$179,230	$115,304
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	23%	6%	26%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell mortgage loans to and service mortgage loans on behalf of the respective Agency.

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

Financial performance and results by segment are as follows:

	Quarter ended September 30, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$79,983	$28,153	$108,136	$—	$108,136
Mortgage loan origination fees	33,168	—	33,168	—	33,168
Fulfillment fees from PennyMac Mortgage Investment Trust	23,507	—	23,507	—	23,507
Net mortgage loan servicing fees	—	78,081	78,081	—	78,081
Management fees	—	—	—	6,216	6,216
Carried Interest from Investment Funds	—	—	—	(1,158)	(1,158)
Net interest income (expense):
Interest income	17,651	26,791	44,442	—	44,442
Interest expense	12,355	30,124	42,479	13	42,492
	5,296	(3,333)	1,963	(13)	1,950
Other	235	525	760	(25)	735
Total net revenue	142,189	103,426	245,615	5,020	250,635
Expenses	73,231	78,955	152,186	4,305	156,491
Income before provision for income taxes	$68,958	$24,471	$93,429	$715	$94,144
Segment assets at period end (2)	$2,737,666	$3,628,689	$6,366,355	$20,369	$6,386,724

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $1.6 million.

	Quarter ended September 30, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$166,506	$15,615	$182,121	$—	$182,121
Mortgage loan origination fees	34,621	—	34,621	—	34,621
Fulfillment fees from PennyMac Mortgage Investment Trust	27,255	—	27,255	—	27,255
Net mortgage loan servicing fees	—	45,864	45,864	—	45,864
Management fees	—	—	—	5,521	5,521
Carried Interest from Investment Funds	—	—	—	107	107
Net interest income (expense):
Interest income	13,013	9,696	22,709	—	22,709
Interest expense	9,323	18,182	27,505	11	27,516
	3,690	(8,486)	(4,796)	(11)	(4,807)
Other	508	205	713	—	713
Total net revenue	232,580	53,198	285,778	5,617	291,395
Expenses	82,767	63,937	146,704	5,413	152,117
Income (loss) before provision for income taxes	$149,813	$(10,739)	$139,074	$204	$139,278
Segment assets at period end (2)	$3,221,446	$2,277,146	$5,498,592	$90,746	$5,589,338

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $6.9 million.

	Nine months ended September 30, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains (losses) on mortgage loans held for sale at fair value	$217,526	$75,657	$293,183	$—	$293,183
Loan origination fees	88,935	—	88,935	—	88,935
Fulfillment fees from PennyMac Mortgage Investment Trust	61,184	—	61,184	—	61,184
Net servicing fees	—	199,157	199,157	—	199,157
Management fees	—	—	—	17,597	17,597
Carried Interest from Investment Funds	—	—	—	(1,045)	(1,045)
Net interest income (expense):
Interest income	45,866	57,408	103,274	—	103,274
Interest expense	32,507	76,299	108,806	37	108,843
	13,359	(18,891)	(5,532)	(37)	(5,569)
Other	1,711	1,442	3,153	234	3,387
Total net revenue	382,715	257,365	640,080	16,749	656,829
Expenses	199,547	230,691	430,238	12,455	442,693
Income before provision for income taxes	$183,168	$26,674	$209,842	$4,294	$214,136
Segment assets at period end (2)	$2,737,666	$3,628,689	$6,366,355	$20,369	$6,386,724

(1)	All revenues are from external customers.
(2)	Excludes parent Company assets, which consist primarily of working capital of $1.6 million.

	Nine months ended September 30, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$360,614	$43,234	$403,848	$—	$403,848
Loan origination fees	85,962	—	85,962	—	85,962
Fulfillment fees from PennyMac Mortgage Investment Trust	59,301	—	59,301	—	59,301
Net servicing fees	—	89,938	89,938	—	89,938
Management fees	—	—	—	17,163	17,163
Carried Interest from Investment Funds	—	—	—	944	944
Net interest income (expense):
Interest income	32,918	23,873	56,791	1	56,792
Interest expense	21,031	52,951	73,982	37	74,019
	11,887	(29,078)	(17,191)	(36)	(17,227)
Other	1,596	824	2,420	204	2,624
Total net revenue	519,360	104,918	624,278	18,275	642,553
Expenses	196,634	176,088	372,722	16,205	388,927
Income before provision for income taxes and non-segment activities	322,726	(71,170)	251,556	2,070	253,626
Non-segment activities (2)	—	—	—	—	49
Income before provision for income taxes	$322,726	$(71,170)	$251,556	$2,070	$253,675
Segment assets at period end (3)	$3,221,446	$2,277,146	$5,498,592	$90,746	$5,589,338

(1)	All revenues are from external customers.

(2)	Relates to parent Company interest expenses eliminated in consolidation.
(3)	Excludes parent Company assets, which consist primarily of working capital of $6.9 million.

Note 24—Recently Issued Accounting Pronouncements

Revenue Recognition

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
o

Clarify that guarantee fees within the scope of the Guarantees topic of the ASC (other than product or service warranties) are not within the scope of the Revenue from Contracts with Customers topic of the ASC. The Derivatives and Hedging topic provides guidance relating to guarantees accounted for as derivatives.

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

o	Clarify that all contracts within the scope of the Financial Services – Insurance topic of the ASC are excluded from the scope of the Revenue from Contracts with Customers topic.
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

The Company’s revenues from contracts with customers that are subject to ASU 2014-09 include fulfillment fees, management fees, Carried Interest and certain reimbursed overhead costs. The Company has concluded that:

•	The recognition and measurement of fulfillment fees and management fees is not expected to change as a result of the Company’s adoption of ASU 2014-09.
•

The Company’s Carried Interest arrangements with the Investment Funds represent capital allocations to the Company. As a result, the Company has concluded as part of its assessment of the effect of the adoption of ASU 2014-09 that its Carried Interest represents an equity method investment subject to the Investments – Equity Method and Joint Ventures topic of the ASC. Therefore, effective January 1, 2018, the Company will recharacterize its Carried Interest as financial instruments under the equity method of accounting. This change is not expected to change the timing or amount of the Company’s recognition of Carried Interest. At September 30, 2017, the Company had Carried Interest receivable totaling $8.5 million, which is expected to be realized in early 2018.

•

The effect of the adoption of ASU 2014-09 on the presentation of overhead reimbursements will be to increase Other income and the Company’s overhead expense categories by offsetting amounts. Under its management agreement, PMT is required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Company and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of PMT’s proportion of gross assets compared to all remaining gross assets managed by the Company as calculated at each fiscal quarter end. The Company recognizes such reimbursements as expense offsets in its consolidated statements of income. ASU 2014-09 requires such reimbursements to be treated as revenues. The Company included $1.2 million and $1.4 million and $4.2 million and $6.4 million of such common overhead as expense offsets in the quarter and nine month periods ended September 30, 2017 and 2016, respectively.

The Company intends to adopt ASU 2014-09 using the modified retrospective method. The Company does not expect to record a cumulative effect adjustment to its beginning retained earnings as a result of adoption of ASU 2014-09.

Fair Value of Financial Instruments

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

ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential effect that the adoption of ASU 2016-02 will have on its consolidated financial statements. As shown in Note 14 — Commitments and Contingencies, the Company had approximately $99.0 million in future minimum lease payment commitments as of September 30, 2017. Were the Company to adopt ASU 2016-02 as of September 30, 2017, it would be required to recognize a right-of-use asset and a corresponding liability based on the present value of such obligation as of September 30, 2017. The Company does not expect to recognize a significant cumulative effect adjustment to its stockholders’ equity as a result of adopting ASU 2016-02.

Share-Based Compensation

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

Note 25—Subsequent Events

The Company has evaluated the impacts of events that have occurred subsequent to September 30, 2017 through the filing date of the Consolidated Financial Statements with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the Consolidated Financial Statements and related Notes.

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

Results of Operations

During the quarter ended September 30, 2017, certain areas of the United States were impacted by hurricanes, primarily in Texas, Florida and Georgia. A portion of our servicing portfolio is in government-declared disaster areas affected by these events. We have evaluated the effect of these events on our assets, including the valuation of our MSRs and servicing advances, based on the information that is currently available to us. We have concluded that most of our loss exposure is addressed by borrower hazard insurance and the Agency guarantees relating to the affected loans. Prospectively we expect to incur increased servicing costs to address borrower needs, including the establishment of forbearance plans and, where necessary, loan modifications or liquidations for affected borrowers. We also expect to incur increased losses on defaulted government loans for certain uninsured property damage that is also not covered by Agency insurance or guarantees. While we expect to incur elevated servicing costs over the next year, we do not expect significant negative effects on our earnings as a result of these events.

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$108,136	$182,121	$293,183	$403,848
Mortgage loan origination fees	33,168	34,621	88,935	85,962
Fulfillment fees from PennyMac Mortgage Investment Trust	23,507	27,255	61,184	59,301
Net mortgage loan servicing fees	78,081	45,864	199,157	89,938
Management fees & Carried Interest	5,058	5,628	16,552	18,107
Net interest income (expense)	1,950	(4,807)	(5,569)	(17,177)
Other	735	713	3,387	2,623
Total net revenue	250,635	291,395	656,829	642,602
Expenses	156,491	152,117	442,693	388,927
Provision for income taxes	11,652	16,976	26,512	30,535
Net income	$82,492	$122,302	$187,624	$223,140

Income before provision for income taxes by segment:
Mortgage banking:
Production	$68,958	$149,813	$183,168	$322,726
Servicing	24,471	(10,739)	26,674	(71,170)
Total mortgage banking	93,429	139,074	209,842	251,556
Investment management	715	204	4,294	2,070
Non-segment activities (1)	—	—	—	49
	$94,144	$139,278	$214,136	$253,675
During the period:
Interest rate lock commitments issued	$13,231,800	$16,331,883	$37,827,350	$37,996,911
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$6,530,036	$7,263,557	$17,079,969	$15,696,940

Unpaid principal balance of mortgage loan servicing portfolio at period end:
Owned:
Mortgage servicing rights	$162,799,577	$121,312,988
Mortgage servicing liabilities	1,512,632	1,717,859
Mortgage loans held for sale	2,858,642	2,945,465
	167,170,851	125,976,312
Subserviced for Advised Entities	71,201,957	56,100,331
	$238,372,808	$182,076,643
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,610,565	$1,354,918
Investment Funds	29,955	201,802
	$1,640,520	$1,556,720

(1)	Relates to parent Company interest expense eliminated in consolidation.

Net income decreased $39.8 million and $35.5 million during the quarter and nine month period ended September 30, 2017, respectively, compared to the same periods in 2016. The decreases were primarily due to a decrease in Net gains on mortgage loans held for sale at fair value resulting primarily from a decrease in our production profit margins. The decrease in interest rate lock volume during the quarter ended September 30, 2017, reflects the generally rising interest rates in the mortgage market, which has a negative influence on demand for mortgage lending. Reduced demand negatively influences profit margins by causing increased price competition in the mortgage marketplace. The decrease in Net gains on mortgage loans held for sale at fair value was partially offset by an increase in Net mortgage loan servicing fees which reflects both growth in the our servicing portfolio and improved fair value adjustments.

Net Gains on Mortgage Loans Held for Sale at Fair Value

Most of our mortgage loan production is centered in government-insured or guaranteed mortgage loans. We source the majority of our government-insured or guaranteed mortgage loan production through PMT. PMT is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. We purchase the government-insured or guaranteed mortgage loans that PMT acquires through its correspondent production activities and pay PMT a sourcing fee ranging from two to three and one-half basis points on the UPB of such mortgage loans.

During the quarter and nine months ended September 30, 2017, we recognized Net gains on mortgage loans held for sale at fair value totaling $108.1 million and $293.2 million, respectively, a decrease of $74.0 million and $110.7 million, respectively, compared to the same periods in 2016. The decrease was primarily due to a decrease in our profit margin on mortgage loan production.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
From non-affiliates:
Cash (loss) gain :
Mortgage loans	$(40,747)	$40,381	$(98,408)	$82,612
Hedging activities	(14,592)	(13,526)	(8,168)	(163,659)
	(55,339)	26,855	(106,576)	(81,047)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	154,763	143,960	419,968	371,805
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,596)	(852)	(4,294)	(5,220)
Reduction in liability due to change in estimate	1,194	6,648	3,086	6,648
Change in fair value of mortgage loans and derivative financial instruments outstanding at period end:
Interest rate lock commitments	8,226	15,256	(5,008)	61,744
Mortgage loans	3,376	5,964	(2,554)	37,481
Hedging derivatives	(12,389)	(14,020)	(19,023)	17,994
	98,235	183,811	285,599	409,405
From PennyMac Mortgage Investment Trust	9,901	(1,690)	7,584	(5,557)
	$108,136	$182,121	$293,183	$403,848
During the period:
Interest rate lock commitments issued:
Conventional mortgage loans	$845,294	$1,052,984	$2,318,380	$2,447,352
Government-insured or guaranteed mortgage loans	12,386,506	15,278,899	35,508,970	35,549,559
	$13,231,800	$16,331,883	$37,827,350	$37,996,911
At period end:
Mortgage loans held for sale at fair value	$2,935,593	$3,127,377
Commitments to fund and purchase mortgage loans	$3,759,403	$4,674,721

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

The method we use to estimate our losses on representations and warranties is a function of our estimate of future defaults, mortgage loan repurchase rates, the severity of loss in the event of defaults and the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time we sell loans and review our liability estimate on a periodic basis.

We recorded provisions for losses under representations and warranties relating to current mortgage loan sales as a component of Net gains on mortgage loans held for sale at fair value totaling $1.6 million and $4.3 million during the quarter and nine months ended September 30, 2017, respectively, compared to $0.9 million and $5.2 million during the quarter and nine months ended September 30, 2016. We also recorded reductions in the liability of $1.2 million and $3.1 million during the quarter and nine months ended September 30, 2017, respectively, compared to $6.6 million during the same periods ended September 30, 2016. The reductions in the liability resulted from changes in estimates relating to better-than anticipated credit performance of seasoned mortgage loan pools along with additional reductions relating to mortgage loans meeting previously announced limitations on pursuit by the Agencies of claims on mortgage loans with certain performance histories.

Following is a summary of mortgage loan repurchase activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
During the period:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$6,797	$4,872	$5,599	$3,470
New indemnifications	1,572	—	2,984	1,855
Less:
Indemnified mortgage loans repurchased	303	—	303	—
Indemnified mortgage loans sold, repaid or refinanced	388	—	602	453
Mortgage loans indemnified by PFSI at end of period	$7,678	$4,872	$7,678	$4,872
Repurchase activity
Total mortgage loans repurchased by PFSI	$5,347	$2,126	$16,867	$13,525
Less:
Mortgage loans repurchased by correspondent lenders	4,443	2,865	11,853	9,205
Mortgage loans repaid by borrowers or resold with defects resolved	2,964	466	8,515	1,607
Net mortgage loans (repaid or resold) repurchased by PFSI with losses chargeable to liability for representations and warranties	$(2,060)	$(1,205)	$(3,501)	$2,713
Net losses charged to liability for representations and warranties	$297	$8	$602	$710

At period end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$114,531,205	$80,050,420
Liability for representations and warranties	$19,673	$18,473

During the quarter and nine months ended September 30, 2017, we repurchased mortgage loans totaling $5.3 million and $16.9 million, respectively, in UPB. We recorded losses of $297,000 and $602,000, respectively, net of recoveries from correspondent sellers as a result of these repurchases during the quarter and nine months ended September 30, 2017. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect that the level of repurchase activity may increase.

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

Other mortgage loan production-related revenues

Mortgage loan origination fees decreased $1.5 million and increased $3.0 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decrease is due to a reduction in our loan production volumes during the quarter ended September 30, 2017, and the increase is primarily due to an increase in the volume of correspondent purchases during the nine months ended September 30, 2017 compared to the same period in 2016.

Fulfillment fees from PMT, which represent fees we collect for services we perform on behalf of PMT in connection with its acquisition, packaging and sale of mortgage loans, are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT. Fulfillment fees decreased $3.7 million and increased $1.9 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The changes are due to a decrease in PMT’s loan production volume and a lower fulfillment fee rate during 2017 as compared to 2016 as a result of a modification to the mortgage banking services agreement in September 2016.

Summarized below are our fulfillment fees:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fulfillment fee revenue	$23,507	$27,255	$61,184	$59,301
Unpaid principal balance of mortgage loans fulfilled	$6,530,036	$7,263,557	$17,079,969	$15,696,940
Average fulfillment fee rate (in basis points)	36	38	36	38

Net mortgage loan servicing fees

Our net mortgage loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$126,416	$98,865	$345,231	$282,962
From PennyMac Mortgage Investment Trust	11,402	11,039	31,987	38,919
From Investment Funds	416	770	1,455	2,194
Ancillary and other fees	15,548	11,913	38,616	34,183
	153,782	122,587	417,289	358,258
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread financing net of hedging results	(75,701)	(76,723)	(218,132)	(268,320)
Net mortgage loan servicing fees	$78,081	$45,864	$199,157	$89,938
Average mortgage loan servicing portfolio	$233,954,220	$176,375,932	$214,924,222	$169,168,044

Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amortization and realization of cash flows	$(65,751)	$(56,637)	$(169,693)	$(154,404)
Other changes in fair value of, and provision for impairment of, mortgage servicing rights and mortgage servicing liabilities	(21,952)	(43,219)	(46,178)	(297,594)
Change in fair value of excess servicing spread	4,828	4,107	14,757	40,984
Hedging results	7,174	19,026	(17,018)	142,694
Total fair value adjustments, net of hedging results	(9,950)	(20,086)	(48,439)	(113,916)
Total amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	$(75,701)	$(76,723)	$(218,132)	$(268,320)
Average mortgage servicing rights balances:
Carried at lower of amortized cost or fair value	$1,235,077	$804,172	$1,199,327	$776,706
Carried at fair value	551,740	511,156	534,918	568,419
	$1,786,817	$1,315,328	$1,734,245	$1,345,125
Average mortgage servicing liabilities	$15,421	$9,174	$15,084	$6,093

Mortgage servicing rights at period end:
Carried at lower of amortized cost or fair value	$1,360,501	$845,646
Carried at fair value	655,984	492,028
	$2,016,485	$1,337,674
Mortgage servicing liabilities at period end	$16,076	$13,045

Following is a summary of our mortgage loan servicing portfolio in UPB:

	September 30,	December 31,
	2017	2016
	(in thousands)
Mortgage loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$113,590,527	$89,516,155
Acquired	49,209,050	39,660,951
	162,799,577	129,177,106
Mortgage servicing liabilities	1,512,632	2,074,896
Mortgage loans held for sale	2,858,642	2,101,283
	167,170,851	133,353,285
Subserviced for Advised Entities	69,498,140	58,327,748
Total prime servicing	236,668,991	191,681,033
Special servicing – Subserviced for Advised Entities	1,703,817	2,558,969
Total mortgage loans serviced	$238,372,808	$194,240,002

Net mortgage loan servicing fees increased $32.2 million and $109.2 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases were due to a combination of increased mortgage loan servicing fees resulting from growth in our mortgage loan servicing portfolio and decreased net losses in fair value and impairment of MSRs and MSLs, net of hedging results, resulting from a smaller decline in interest rates during these periods in 2017 compared to 2016.

Mortgage loan servicing fees increased $31.2 million and $59.0 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 reflecting increases in our average servicing portfolio of 33% and 27% for the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase was partially offset by decreasing mortgage loan servicing fees from the Advised Entities due to a reduction  in fees related to the servicing of distressed mortgage loans as their distressed mortgage loan portfolios continue to liquidate. The decrease of $1.0 million and $50.2 million in amortization, impairment and MSR, MSL and ESS valuation adjustments during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 reflect the effect of interest rates, which were higher and declined less steeply during these periods in 2017 compared to 2016. Higher interest rates discourage refinancings which extend the expected life of the servicing asset, thereby contributing to a smaller decline in the fair value of MSRs.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
PennyMac Mortgage Investment Trust:
Base management	$6,038	$5,025	$16,380	$15,576
Performance incentive	—	—	304	—
	6,038	5,025	16,684	15,576
Investment Funds	178	496	913	1,587
Total management fees	6,216	5,521	17,597	17,163
Carried Interest	(1,158)	107	(1,045)	944
Total management fees and Carried Interest	$5,058	$5,628	$16,552	$18,107

Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,610,565	$1,354,918
Investment Funds	29,955	201,802
	$1,640,520	$1,556,720

Base management fees from PMT increased $1.0 million and $1.1 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The changes were due to increases in PMT’s average shareholders’ equity, upon which its base management fees are calculated. The increase of PMT’s average shareholders’ equity during the quarter ended September 30, 2017 compared to the same period in 2016 is primarily due to the issuance of additional equity by PMT in the form of preferred shares. The performance incentive fees increased $304,000 during the nine months ended September 30, 2017 resulting from an increase in PMT’s net income during the period over which incentive fees are calculated.

Management fees from the Investment Funds decreased $318,000 and $674,000, respectively, during the quarter and nine months ended September 30, 2017, compared to the same periods in 2016. The decreases were due to a reduction in the Investment Funds’ net asset values as a result of the substantial liquidation of the Investment Funds’ investments during the nine months ended September 30, 2017.

Carried Interest income from Investment Funds decreased $1.3 million and $2.0 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decreases were driven by the sale of substantially all of the assets of the Investment Funds during the quarter ended September 30, 2017 and subsequent revaluation of the Investment Funds’ assets upon which the Carried Interest is based.

Other revenues

Net interest income increased $6.8 million and net interest expense decreased $11.6 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in interest income and the decrease in interest expense are primarily due to an increase in interest income on mortgage loans held for sale as a result of an increase in average mortgage loan inventory and an increase in the placement fees we receive relating to the custodial funds that we manage, partially offset by an increase in interest expense incurred to fund the growth in our average inventory of mortgage loans held for sale and to finance our MSRs.

Change in fair value of investment in and dividends received from PMT decreased $20,000 during the quarter ended September 30, 2017, compared to the same period in 2016, and increased $52,000 during the nine months ended September 30, 2017, compared to the same period in 2016. The changes reflect the share price fluctuations in our investment in PMT. We held 75,000 common shares of PMT during each of the periods ended September 30, 2017 and 2016, with fair value of $1.3 million and $1.2 million, respectively, at the end of each period.

Expenses

Compensation

Our compensation expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Salaries and wages	$58,179	$55,464	$171,053	$153,687
Incentive compensation	20,821	26,623	44,449	52,374
Taxes and benefits	10,174	9,155	31,489	26,700
Stock and unit-based compensation	4,243	4,890	14,633	14,816
	$93,417	$96,132	$261,624	$247,577
Head count:
Average	3,046	2,829	2,981	2,673
Period end	3,093	2,928

Compensation expense decreased $2.7 million during the quarter ended September 30, 2017 compared to the same period in 2016. The decrease is primarily due to reduced incentive compensation expenses, reflecting lower expected attainment of profitability targets in 2017 as compared to 2016. Compensation expense increased $14.0 million during the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to an increase in base salaries due to increased average head count resulting from the growth in our mortgage banking activities partially offset by a decrease in incentive compensation due to lower than expected attainment of profitability targets during the nine months ended September 30, 2017 compared to the same period in 2016.

Servicing

Servicing expense increased $2.8 million and $20.0 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to growth in the Company’s mortgage loan servicing portfolio during the quarter ended September 30, 2017 as compared to 2016 and increased early buyouts of delinquent mortgage loans from Ginnie Mae guaranteed pools for the nine months ended September 30, 2017 as compared to 2016. The early buyout program reduces the ultimate cost of servicing such mortgage loan pools when we purchase and either sell the defaulted mortgage loans to third-party investors or finance them with debt at interest rates below the Ginnie Mae MBS pass-through rate at which we would otherwise be required to advance. Such purchases accelerate loss recognition when the mortgage loans are purchased. However, anticipated losses relating to such servicing advances are contemplated in the valuation of our MSRs and therefore the early buyout of delinquent mortgage loans included in Ginnie Mae guaranteed pools has an offsetting positive effect on our MSR valuation.

Technology

Technology expense increased $4.2 million and $12.6 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to our continued investment in loan production and servicing infrastructure.

Expenses Allocated to PMT

We are reimbursed by PMT for other expenses, including common overhead expenses we have incurred on PMT’s behalf, in accordance with the terms of the Management Agreement with PMT.  We present the expense amounts in the consolidated statements of income net of these allocations.

Common overhead expense amounts allocated to PMT are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Technology	$306	$408	$1,187	$2,678
Occupancy	319	538	1,141	1,623
Depreciation and amortization	294	194	1,098	1,000
Other	274	277	794	1,112
Total expenses	$1,193	$1,417	$4,220	$6,413

Provision for Income Taxes

Our effective tax rates were 12.4% during the quarter and nine months ended September 30 2017, compared to 12.2% and 12.0% during the same periods in 2016, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2017	2016
	(in thousands)
ASSETS
Cash and short-term investments	$203,925	$185,331
Mortgage loans held for sale at fair value	2,935,593	2,172,815
Servicing advances, net	262,650	348,306
Investments in and advances to affiliates	166,038	168,863
Carried Interest due from Investment Funds	8,547	70,906
Mortgage servicing rights	2,016,485	1,627,672
Mortgage loans eligible for repurchase	584,394	382,268
Other	210,737	177,741
Total assets	$6,388,369	$5,133,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$3,543,525	$2,580,906
Payable to affiliates	450,618	555,052
Liability for mortgage loans eligible for repurchase	584,394	382,268
Other	219,541	216,320
Total liabilities	4,798,078	3,734,546
Stockholders' equity	1,590,291	1,399,356
Total liabilities and stockholders' equity	$6,388,369	$5,133,902

Total assets increased $1.3 billion from $5.1 billion at December 31, 2016 to $6.4 billion at September 30, 2017. The increase was primarily due to an increase of $762.8 million in mortgage loans held for sale at fair value resulting from growth in our mortgage loan production inventory, an increase of $388.8 million in our investment in MSRs reflecting continued additions from our mortgage loan production activities and servicing portfolio acquisitions and a $202.1 million increase in mortgage loans eligible for repurchase, partially offset by a $85.7 million decrease in servicing advances and a $62.4 million decrease in Carried Interest due from Investment Funds.

Total liabilities increased by $1.1 billion from $3.7 billion as of December 31, 2016 to $4.8 billion as of September 30, 2017. The increase was primarily attributable to an increase in borrowings to fund growth in our inventory of mortgage loans held for sale at fair value and our investments in MSRs.

Cash Flows

Our cash flows for the nine months ended September 30, 2017 and 2016 are summarized below:

	Nine months ended September 30,
	2017	2016	Change
	(in thousands)
Operating	$(646,441)	$(1,916,072)	$1,269,631
Investing	(285,301)	98,665	(383,966)
Financing	900,083	1,806,662	(906,579)
Net decrease in cash	$(31,659)	$(10,745)	$(20,914)

Our cash flows resulted in a net decrease in cash of $31.7 million during the nine months ended September 30, 2017 as discussed below.

Operating activities

Net cash used in operating activities totaled $646.4 million and $1.9 billion during the nine months ended September 30, 2017 and 2016, respectively, primarily due to the growth of our inventory of mortgage loans held for sale at fair value.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2017 totaled $285.3 million primarily due to purchases of MSRs totaling $167.5 million. Net cash provided by investing activities during the nine months ended September 30, 2016 totaled $98.7 million primarily due to $173.7 million in net settlements of derivative financial instruments received in our hedging of MSRs partially offset by acquisitions of fixed assets and capitalized software.

Financing activities

Net cash provided by financing activities totaled $900.1 million and $1.8 billion during the nine months ended September 30, 2017 and 2016, respectively, primarily to finance the growth in our inventory of mortgage loans held for sale at fair value and our investments in MSRs.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Repurchase agreements outstanding:
Average balance	$1,960,332	$1,515,632	$1,854,786	$1,303,313
Maximum daily balance	$2,564,756	$2,550,035	$2,581,199	$2,550,035
Balance at end of period	$2,096,965	$2,491,366

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for approved non-depository single-family sellers/servicers in the case of FHFA, and for approved single-family issuers in the case of Ginnie Mae, as summarized below:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2017, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2017, we had contractual obligations aggregating $7.9 billion, comprised of borrowings, commitments to purchase and originate mortgage loans, a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement, and anticipated payments related to excess servicing spread financing. We also lease our office facilities and license certain software to support our loan servicing operations.

All agreements to repurchase assets and mortgage loan participation and sale agreements that matured between September 30, 2017 and the date of this Report have been renewed, extended or repaid and are described in Note 11—Borrowings in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate mortgage loans	$3,759,403	$3,759,403	$—	$—	$—
Assets sold under agreements to repurchase	2,096,965	2,096,965	—	—	—
Mortgage loan participation purchase and sale agreements	532,266	532,266	—	—	—
Notes payable	900,000	—	400,000	500,000	—
Obligations under capital lease	24,373	12,475	11,898	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	248,763	—	—	—	248,763
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	75,076	642	18,845	11,229	44,360
Anticipated interest payments related to excess servicing spread financing at fair value	93,591	14,402	23,219	17,309	38,661
Software licenses (2)	37,113	17,814	19,299	—	—
Office leases	99,032	12,943	28,941	22,589	34,559
Total	$7,866,582	$6,446,910	$502,202	$551,127	$366,343

(1)	The ESS financing obligation payable to PMT does not have a stated contractual maturity date and will pay down as the underlying MSRs receive the excess servicing fee due to PMT.

(2)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $1.3 million per month. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 1.2 million at September 30, 2017. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the nine months ended September 30, 2017, software license fees totaled $15.2 million.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2017:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$331,238	April 27, 2018	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC	$141,057	November 10, 2017	April 27, 2018
Bank of America, N.A.	$105,122	December 21, 2017	May 25, 2018
JPMorgan Chase Bank, N.A.	$70,425	October 13, 2017	October 13, 2017
Deutsche Bank AG	$16,532	December 23, 2017	March 31, 2018
Morgan Stanley Bank, N.A.	$8,109	November 15, 2017	August 24, 2018
Royal Bank of Canada	$6,970	December 14, 2017	December 29, 2017
Citibank, N.A.	$6,523	October 30, 2017	March 2, 2018
Barclays Bank PLC	$2,533	December 1, 2017	December 1, 2017

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements, two notes payable, ESS and a capital lease. The borrower under each of these facilities is PLS with the exception of the Credit Agreement, which is classified as a note payable, and the capital lease, in each case where the borrower is PennyMac. All PLS obligations as previously noted are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of September 30, 2017, we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$801,424	$1,093,000	$293,000	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC (3)	$100,000	$407,000	$407,000	April 27, 2018
Bank of America, N.A.	$491,083	$500,000	$225,000	May 25, 2018
Deutsche Bank AG	$204,079	$750,000	$—	May 7, 2018
JPMorgan Chase Bank, N.A.	$183,216	$500,000	$50,000	October 12, 2018
Morgan Stanley Bank, N.A.	$105,235	$500,000	$175,000	August 24, 2018
Citibank, N.A.	$99,413	$700,000	$275,000	March 2, 2018
Royal Bank of Canada	$86,366	$135,000	$40,000	December 29, 2017
Barclays Bank PLC (4)	$26,149	$170,000	$—	December 1, 2017
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$532,266	$550,000	$—	May 25, 2018
JP Morgan Chase Bank, N.A.	$—	$500,000	$—	October 13, 2017
Notes payable
GMSR 2017-GT1 Term Note	$400,000	$400,000	$—	February 25, 2020
GMSR 2017-GT2 Term Note	$500,000	$500,000	$—	August 25, 2022
Barclays Bank PLC (4)	$—	$130,000	$130,000	December 1, 2017
Credit Suisse AG	$—	$150,000	$150,000	November 17, 2017
Obligations under capital lease
Banc of America Leasing and Capital LLC	$24,373	$—	$—	March 23, 2020

(1)	Outstanding indebtedness as of September 30, 2017.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

(3)

The Credit Suisse First Boston Mortgage Capital LLC facility size is a total of $1.5 billion that the Company can allocate as needed. The borrowing of $100 million is in the form of a sale of a variable funding note under an agreement to repurchase.

(4)	The borrowings with Barclays Bank PLC are subject to a total aggregate facility amount of $300 million, of which $130 million represents the maximum amount for MSRs.

All debt financing arrangements that matured between September 30, 2017 and the date of this Report have been renewed or extended with the exception of our mortgage loan participation purchase and sale agreement with JPMorgan Chase Bank, N.A., which we allowed to expire in accordance with its terms.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of September 30, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,479,430	$1,417,539	$1,388,478	$1,333,775	$1,308,011	$1,259,378
Change in fair value:
$	$118,853	$56,962	$27,900	$(26,802)	$(52,566)	$(101,200)
%	8.7%	4.2%	2.1%	(2.0)%	(3.9)%	(7.4)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,455,086	$1,406,159	$1,382,972	$1,338,934	$1,318,005	$1,278,149
Change in fair value:
$	$94,509	$45,581	$22,395	$(21,643)	$(42,573)	$(82,428)
%	7.0%	3.4%	1.7%	(1.6)%	(3.1)%	(6.1)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,402,684	$1,381,631	$1,371,104	$1,350,051	$1,339,524	$1,318,471
Change in fair value:
$	$42,107	$21,053	$10,527	$(10,527)	$(21,053)	$(42,107)
%	3.1%	1.6%	0.8%	(0.8)%	(1.6)%	(3.1)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of September 30, 2017, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$707,123	$680,580	$668,052	$644,353	$633,137	$611,870
Change in fair value:
$	$51,139	$24,597	$12,068	$(11,631)	$(22,846)	$(44,113)
%	7.8%	3.8%	1.8%	(1.8)%	(3.5)%	(6.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$705,059	$679,620	$667,589	$644,783	$633,965	$613,406
Change in fair value:
$	$49,075	$23,637	$11,605	$(11,201)	$(22,018)	$(42,577)
%	7.5%	3.6%	1.8%	(1.7)%	(3.4)%	(6.5)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$681,800	$668,892	$662,438	$649,530	$643,075	$630,167
Change in fair value:
$	$25,816	$12,908	$6,454	$(6,454)	$(12,908)	$(25,816)
%	3.9%	2.0%	1.0%	(1.0)%	(2.0)%	(3.9)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of September 30, 2017, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$258,147	$253,371	$251,046	$246,520	$244,315	$240,021
Change in fair value:
$	$9,384	$4,608	$2,283	$(2,243)	$(4,447)	$(8,742)
%	3.8%	1.9%	0.9%	(0.9)%	(1.8)%	(3.5)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$273,787	$260,733	$254,621	$243,145	$237,752	$227,595
Change in fair value:
$	$25,024	$11,970	$5,858	$(5,618)	$(11,011)	$(21,168)
%	10.1%	4.8%	2.4%	(2.3)%	(4.4)%	(8.5)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 81  and 83 of this Report is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of September 30, 2017, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017 and our Quarterly Reports on Form 10-Q filed thereafter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and nine months ended September 30, 2017.

Repurchases of our Common Stock

The following table summarizes the stock repurchase activity for the three months ended September 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
July 1, 2017 – July 31, 2017	—	$—	—	$50,000,000
August 1, 2017 – August 31, 2017	270,905	$17.06	270,905	$45,379,288
September 1, 2017 – September 30, 2017	233,911	$17.01	233,911	$41,401,192
Total	504,816	$17.03	504,816	$41,401,192

(1)

As disclosed in our current report on Form 8-K filed on June 21, 2017, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $50.0 million of our outstanding Class A common stock. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

3.2	Amended and Restated Bylaws of PennyMac Financial Services, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 19, 2013).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 4 to Form S-1 Registration Statement as filed with the SEC on April 29, 2013).

10.1	Guaranty, dated as of December 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC.

10.2

Second Amended and Restated Base Indenture, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 16, 2017).

10.3

Series 2017-GT2 Indenture Supplement, dated as of August 10, 2017, to Second Amended and Restated Base Indenture, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 16, 2017).

10.4

Amendment No. 2 to Master Repurchase Agreement, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC and consented to by Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 16, 2017).

10.5

Master Repurchase Agreement, dated as of August 21, 2017, by and among PennyMac Loan Services, LLC and Deutsche Bank, AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 24, 2017).

10.6

Guaranty, dated as of August 21, 2017, by and among Private National Mortgage Acceptance Company, LLC in favor of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the SEC on August 24, 2017).

10.7	Amendment Number Ten to the Master Repurchase Agreement, dated August 25, 2017, by and between PennyMac Loan Services, LLC, Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.8

Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 1, 2017, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on September 8, 2017).

10.9	Amendment No. 2 to Master Repurchase Agreement, dated as of September 22, 2017, between Royal Bank of Canada and PennyMac Loan Services, LLC.

10.10

Amendment No. 1 to Second Amended and Restated Management Agreement, dated as of September 27, 2017, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

Exhibit Number	Exhibit Description

10.11	Amendment No. 1 to Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of September 27, 2017, by and among PennyMac Corp. and PennyMac Loan Services, LLC.

10.12	Second Amendment to Master Repurchase Agreement, dated as of September 27, 2017, by and among JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.

10.13

Amendment No. 1 to Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of September 27, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC.

10.14	Third Amendment to Master Repurchase Agreement, dated as of October 13, 2017, by and among JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.

10.15	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of October 31, 2017, by and among PennyMac Loan Services, LLC and PennyMac Corp.

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (ii) the Consolidated Statements of Income for the quarters ended September 30, 2017 and September 30, 2016, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended September 30, 2017 and September 30, 2016, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2017 and September 30, 2016 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: November 7, 2017	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: November 7, 2017	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Chief Financial Officer