Form 10-K
period 2017-12-31
PENNYMAC FINANCIAL SERVICES, INC.
filed 2018-03-09
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2017 the aggregate market value of the registrant’s Common Stock of beneficial interest, $0.0001 par value (“common stock”), held by non‑affiliates was $328,317,641 based on the closing price as reported on the New York Stock Exchange on that date.

As of March 8, 2018, the number of outstanding shares of common stock of the registrant was 24,092,831.

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2018 Annual Meeting of Stockholders	Part III

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10‑K

December 31, 2017

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

•	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

•	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

•	our dependence on U.S. government‑sponsored entities and changes in their current roles or their guarantees or guidelines;

•	changes to government mortgage modification programs;

•	certain banking regulations that may limit our business activities;

•	foreclosure delays and changes in foreclosure practices;

•	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

•	changes in macroeconomic and U.S. real estate market conditions;

•	difficulties inherent in growing loan production volume;

•	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

•	any required additional capital and liquidity to support business growth that may not be available on acceptable terms, if at all;

•	changes in prevailing interest rates;

•	increases in loan delinquencies and defaults;

•	our dependence on the success of the multifamily market for future originations of commercial mortgage loans and other commercial real estate-related loans;

•	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;

•

our obligation to indemnify third‑party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

•	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights (“MSRs”);

•	our obligation to indemnify PMT and the Investment Funds if our services fail to meet certain criteria or characteristics or under other circumstances;

•	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

•	the extensive amount of regulation applicable to our investment management segment;

•	conflicts of interest in allocating our services and investment opportunities among ourselves and our Advised Entities;

•	the effect of public opinion on our reputation;

•	our recent growth;

•	our ability to effectively identify, manage, monitor and mitigate financial risks;

•	our initiation of new business activities or expansion of existing business activities;

•	our ability to detect misconduct and fraud;

•	our ability to mitigate cybersecurity risks and cyber incidents;

•	our exposure to risks of loss resulting from adverse weather conditions and man-made or natural disasters; and

•	our organizational structure and certain requirements in our charter documents.

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

We operate and control all of the business and affairs and consolidate the financial results of Private National Mortgage Acceptance Company, LLC (“PennyMac”). PennyMac was founded in 2008 by members of our executive leadership team and two strategic partners, BlackRock Mortgage Ventures, LLC (“BlackRock” or “BlackRock, Inc.”) and HC Partners, LLC, formerly known as Highfields Capital Investments, LLC, together with its affiliates (“Highfields”).

Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government‑sponsored entity (“GSE”). PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”), and a servicer for the Home Affordable Modification Program (“HAMP”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment Company Act of 1940 (“Investment Company Act”), as amended, an affiliate of these funds and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.” During 2017, the Investment Funds sold substantially all of their remaining investments. We expect to liquidate the remaining investments and make final distributions to the Investment Funds’ investors during 2018.

We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management.

•	The production segment performs mortgage loan origination, acquisition and sale activities.
•	The servicing segment performs mortgage loan servicing for both newly originated and loans we service for others, including for the Advised Entities.

•

The investment management segment represents our investment management activities, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement; managing correspondent production activities for PMT; and managing the acquired investments for the Advised Entities.

Following is a summary of our segment’s results for the years presented:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net revenues:
Production	$513,641	$694,405	$481,636	$260,673	$246,719
Servicing	386,203	212,886	202,322	207,239	84,684
Investment management	22,679	23,996	30,847	48,987	55,156
	$922,523	$931,287	$714,805	$516,899	$386,559
Income before income taxes:
Production	$238,508	$416,096	$271,869	$135,619	$126,020
Servicing	58,672	(36,099)	1,297	65,925	20,048
Investment management	5,789	2,486	7,722	20,111	36,058
Non-segment activities (1)	32,940	600	(1,695)	1,378	—
	$335,909	$383,083	$279,193	$223,033	$182,126
Total assets at year end:
Production	$2,459,014	$2,195,330	$1,122,242	$1,040,358	$607,989
Servicing	4,886,594	2,841,551	2,270,940	1,320,092	795,320
Investment management	19,880	91,517	92,893	92,881	117,341
	$7,365,488	$5,128,398	$3,486,075	$2,453,331	$1,520,650

(1)

Primarily represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement we entered into as part of our initial public offering during 2013.

Mortgage Banking

Loan Production

In our loan production activities, we earn interest income and gains or losses during the holding period and upon the sale of these loans, and retain the associated MSRs (subject to sharing with PMT cash or a portion of excess servicing spread (“ESS”) with respect to certain consumer direct originated mortgage loans that refinance mortgage loans for which the related MSRs or ESS was held by PMT). Our loan production segment sources mortgage loans through two channels: correspondent production and consumer direct lending.

In correspondent production we manage, on behalf of PMT and for our own account, the purchase from non-affiliates of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines. PMT acquires, from approved correspondent sellers, newly originated mortgage loans, including both conventional and government-insured or guaranteed residential mortgage loans that qualify for inclusion in securitizations that are guaranteed by the Agencies. For conventional mortgage loans, we perform fulfillment activities for PMT and earn a fulfillment fee for each mortgage loan purchased by PMT. In the case of government insured mortgage loans, we fulfill them for our own account and purchase them from PMT at PMT’s cost plus a sourcing fee.

Through our consumer direct lending channel, we originate new prime credit quality, first-lien residential conventional and government-insured or guaranteed mortgage loans on a national basis to allow customers to purchase or refinance their homes. We conduct our own fulfillment for mortgage loans originated through the consumer direct lending channel. Our consumer direct model relies on the Internet and call center-based staff to acquire and interact with customers across the country. We do not have a “brick and mortar” branch network and have been developing our consumer direct operations with call centers strategically positioned across the United States.

Our loan production activity is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Unpaid principal balance ("UPB") of mortgage loans purchased and originated for sale:
Government-insured or guaranteed mortgage loans acquired from PennyMac Mortgage Investment Trust	$40,561,241	$39,908,163	$31,490,920
Mortgage loans sourced through our consumer direct channel	5,466,669	6,491,107	4,143,239
	46,027,910	46,399,270	35,634,159
Unpaid principal balance of conventional mortgage loans fulfilled for PennyMac Mortgage Investment Trust	22,971,119	23,188,386	14,014,603
Total loan production	$68,999,029	$69,587,656	$49,648,762

Loan Servicing

Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. We service mortgage loans both as the owner of MSRs and on behalf of other MSR or mortgage owners. We provide servicing for conventional and government-insured or guaranteed loans (“prime servicing”), as well as servicing for distressed mortgage loans that have been acquired as investments by our Advised Entities (“special servicing”).

The UPB of our mortgage loan servicing portfolio is summarized below:

	December 31, 2017			December 31, 2016
		Contract	Total		Contract	Total
	Servicing	servicing and	mortgage	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$120,853,138	$—	$120,853,138	$89,516,155	$—	$89,516,155
Purchased	47,016,708	—	47,016,708	41,735,847	—	41,735,847
	167,869,846	—	167,869,846	131,252,002	—	131,252,002
Advised entities	—	74,980,268	74,980,268	—	60,886,717	60,886,717
Mortgage loans held for sale	2,998,377	—	2,998,377	2,101,283	—	2,101,283
Total	$170,868,223	$74,980,268	$245,848,491	$133,353,285	$60,886,717	$194,240,002

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages PMT and the Investment Funds. For these activities, we earn management fees as a percentage of net assets and may earn incentive compensation based on investment performance. During 2017, the Investment Funds sold substantially all of their remaining investments. We expect to liquidate the remaining investment and make final distributions to the Investment Funds’ investors during 2018.

The net assets of the Advised Entities are summarized below:

	December 31,
	2017	2016
	(in thousands)
PennyMac Mortgage Investment Trust	$1,544,585	$1,351,114
Investment Funds	29,329	197,550
	$1,573,914	$1,548,664

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest financial markets in the world, with approximately $10.6 trillion of outstanding debt and average annual origination volume of $1.7 trillion for the five years ending December 31, 2017. Many of the largest financial institutions, including banks which have traditionally held the majority of the market share in mortgage originations and servicing, have reduced their participation in the mortgage market and the industry remains in a period of significant transformation, creating opportunities for non-bank participants.

The residential mortgage industry is characterized by high barriers to entry, including the necessity for approvals required to sell loans to and service loans for the Agencies, state licensing requirements for non-federally chartered banks, sophisticated infrastructure, technology, risk management, and processes required for successful operations, and financial capital requirements.

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

Our growth strategies include:

Growing our Mortgage Loan Servicing Portfolio

We expect to grow our servicing portfolio on an organic basis, as our correspondent government‑insured production and consumer direct lending add new prime servicing for owned MSRs, and correspondent conventional production adds new subservicing. In 2017, our correspondent and consumer direct loan production totaled $69.0 billion in UPB. We plan to supplement our organic growth with MSR acquisitions, some of which may be concentrated in delinquent or defaulted loans for which we have expertise in servicing. We have acquired MSRs from large mortgage servicers, which are selling MSRs due to continuing operational and regulatory pressures, higher regulatory capital requirements for banks, and a re-focus on core customers and business, and from independent mortgage banks, which are selling MSRs due to reduced origination volumes, operational losses, and a need for capital. In 2017, we purchased approximately $16.2 billion in UPB of MSRs.

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

Growing Consumer Direct Lending through Portfolio Refinance and Non‑Portfolio Originations

We expect to grow our consumer direct lending business by leveraging our growing servicing portfolio through refinance and purchase-money loans for existing customers as well as increasing our non‑portfolio originations. As our servicing portfolio grows, we will have a greater number of leads to pursue, which we believe will lead to greater origination activity through our consumer direct business. As of December 31, 2017, we serviced 1.2 million loans for existing customers. At the same time, we are making significant investments in technology, personnel and marketing to increase our non‑portfolio originations. We believe that our national call center model and our technology will enable us to drive origination process efficiencies and best‑in‑class customer service.

Expansion into new markets

We regularly evaluate opportunities to grow our business, including expansion into new markets, such as the broker lending channel and non-delegated correspondent lending services. The broker lending channel involves the underwriting and funding of mortgage loans sourced by mortgage loan brokers and other financial intermediaries. We estimate that the broker lending channel represents approximately 10% of U.S. residential mortgage originations and we have recently entered that market. In 2016, we launched a non-delegated correspondent service to complement our delegated correspondent channel. The non-delegated correspondent lending service involves the purchase by PMT of loans for which PLS has provided underwriting eligibility services to the originating correspondent seller.  Entry into this market leverages our existing loan fulfillment infrastructure, gives our existing sellers an additional method through which they can deliver loans to us and provides us with access to new sellers that were not previously served.

Compliance and Regulatory

Our business is subject to extensive federal, state and local regulation.  The Consumer Financial Protection Bureau (“CFPB”) was established on July 21, 2010 under Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The CFPB is responsible for ensuring consumers are provided with timely and understandable information to make responsible decisions about financial transactions, federal consumer financial laws are enforced and consumers are protected from unfair, deceptive, or abusive acts and practices and from discrimination. Although the CFPB’s actions may improve consumer protection, such actions also have resulted in a meaningful increase in costs to consumers and financial services companies including mortgage originators and servicers.

In addition to federal regulation, our loan production and loan servicing operations are regulated at the state level by state licensing authorities and administrative agencies. We, along with certain PennyMac employees who engage in regulated activities, must apply for licensing as a mortgage banker or lender, loan servicer and debt collector pursuant to applicable state law. These state licensing requirements typically require an application process, the payment of fees, background checks and administrative review. Our servicing operations are licensed (or exempt or otherwise not required to be licensed) to service mortgage loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands. Our consumer direct lending business is licensed to originate loans in 49 states and the District of Columbia. From time to time, we receive requests from states and Agencies and various investors for records, documents and information regarding our policies, procedures and practices regarding our loan production and loan servicing business activities, and undergo periodic examinations by federal and state regulatory agencies. We incur significant ongoing costs to comply with these licensing and examination requirements.

Furthermore, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”) requires all states to enact laws that require all individuals acting in the United States as mortgage loan originators to be individually licensed or registered if they intend to offer mortgage loan products. These licensing requirements include enrollment in the Nationwide Mortgage Licensing System, application to state regulators for individual licenses and the completion of pre‑licensing education, annual education and the successful completion of both national and state exams.

In addition, we must comply with a number of federal consumer protection laws, including, among others:

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

•

the Homeowners Protection Act, which requires the cancellation of private mortgage insurance once certain equity levels are reached, sets disclosure and notification requirements, and requires the return of unearned premiums

•	the Servicemembers Civil Relief Act, which provides, among other things, interest and foreclosure protections for service members on active duty;

•

the Gramm‑Leach‑Bliley Act and Regulation P thereunder, which require us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

•	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

•	the Fair Credit Reporting Act and Regulation V thereunder, which regulate the use and reporting of information related to the credit history of consumers; and

•

the National Flood Insurance Reform Act of 1994, which provides for lenders to require from borrowers or to purchase flood insurance on behalf of borrower/owners of properties in special flood hazard areas.

Many of these laws are further impacted by the SAFE Act and implementation of new rules by the CFPB.

Our senior management team has established a comprehensive compliance management system ("CMS") that is designed to ensure compliance with applicable mortgage origination and servicing laws and regulations. The components of our CMS include: (a) oversight by senior management and our Board to ensure that our compliance culture, guidance, and resources are appropriate; (b) a compliance program to ensure that our policies, training and monitoring activities are complete and comprehensive; (c) a complaint management program to ensure that consumer complaints are appropriately addressed and that any required actions are implemented on a timely basis; and (d) independent oversight to ensure that our CMS is functioning as designed.

An important component of the CMS is management’s Mortgage Regulatory Compliance Committee (“MRCC”).  This committee oversees the CMS and supports our cultural initiatives that reinforce the importance of regulatory compliance.  The Committee also monitors changes in the internal and external environment, approves mortgage compliance policies, monitors compliance with those policies and ensures any required remediation is implemented on a timely basis.  The MRCC has identified individuals throughout the organization to oversee specific areas of compliance. MRCC membership includes senior management from all areas of the Company impacted by mortgage compliance laws and regulations and meets on a regular basis throughout the year.

Intellectual Property

We hold various registered trademarks, including trademarks with respect to the name PennyMac®, the swirl design and rooftop design appearing in certain PennyMac drawings and logos and various additional designs and word marks relating to the PennyMac name. We do not otherwise rely on any copyright, patent or other form of registration to protect our rights in our intellectual property. Our other intellectual property includes proprietary know‑how and technological innovations, such as our proprietary loan‑level analytics systems and models for distressed loan management, and other trade secrets that we have developed to maintain our competitive position.

Competition

Given the diverse and specialized nature of our businesses, we do not believe we have a direct competitor for the totality of our business. We compete with a number of nationally‑focused companies in each of our businesses.

In our mortgage banking segments, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers, such as Wells Fargo, JP Morgan Chase, Bank of America, U.S. Bank, Quicken Loans and Nationstar Mortgage. In our loan production segment, we compete on the basis of product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees. In our servicing segment, we compete on the basis of experience in the residential loan servicing business, quality of high‑touch special servicing and historical servicing performance, and quality of execution, especially in high‑touch special servicing.

In our investment management segment, we compete for capital with both traditional and alternative investment managers. We compete on the basis of historical track record of risk‑adjusted returns, experience of investment management team, the return profile of prospective investment opportunities and on the level of fees and expenses.

Employees

As of December 31, 2017, we, through a subsidiary, had 3,189 employees.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition, liquidity and results of operations in future periods. The risks described below are not the only risks that we face. Additional risks not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, liquidity and results of operations in future periods.

Risks Related to Our Mortgage Banking Segment

Regulatory Risks

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.

We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan production and servicing businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits and examinations by federal and state regulators. This can result in increases in our administrative costs, and we or PLS may be required to pay substantial penalties imposed by these regulators due to compliance errors, or PLS may lose its licenses. Negative publicity or fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.

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

Our failure to operate effectively and in compliance with any of these laws, regulations and rules could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition, liquidity and results of operations. In addition, our failure to comply with these laws, regulations and rules may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations. Our failure to adequately supervise service providers, including outside foreclosure counsel, may also have these negative results.

The failure of the mortgage lenders from whom loans were acquired through our correspondent production activities to comply with any applicable laws, regulations and rules may also result in these adverse consequences. We have in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable laws or regulations. However, we may not detect every violation of law by these mortgage lenders. Further, to the extent any other third party originators or servicers with whom we do business fail to comply with applicable laws or regulations and any of their mortgage loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related mortgage loans or MSRs, to monetary penalties or other losses. In general, if any of our loans are found to have been originated, serviced or owned by us or a third party in violation of applicable laws or regulations, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses. While we have may contractual rights to seek indemnity or repurchase from certain of these lenders and third party originators and servicers, if any of them are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law. The Tax Act includes significant changes to the Internal Revenue Code. While the Tax Act has reduced our applicable federal tax rate, we cannot predict what impact the Tax Act will have on the mortgage industry or our operations, including among other things, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the Tax Act has an overall negative impact on our industry, such legislation may have a material adverse effect on our business, liquidity, financial condition and results of operations.

The CFPB is active in its monitoring of the residential mortgage origination and servicing sectors. New rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

Under the Dodd-Frank Act, the CFPB is empowered with broad supervision, rulemaking and examination authority to enforce laws involving consumer financial products and services and to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and are protected from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB has adopted a number of final regulations under the Dodd-Frank Act regarding truth in lending, “ability to repay,” home mortgage loan disclosure, home loan origination, fair credit reporting, fair debt collection practices, foreclosure protections, and mortgage servicing rules, including provisions regarding loss mitigation, early intervention, periodic statement requirements and lender-placed insurance. In October 2016, the CFPB further revised its rules under Regulations X and Z impacting lender-placed insurance notices, delinquency and early intervention, loss mitigation, periodic statement requirements, and successors-in-interest to borrowers. With the exception of the revised rules regarding periodic statement requirements for borrowers in bankruptcy and successors-in-interest to borrowers, which will become effective in April 2018, these revised rules became effective in October 2017. In January 2018, certain Home Mortgage Disclosure Act rules also became effective that require us to collect, record and report additional data about loans that we originate and service.

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

Rules and regulations promulgated under the Dodd-Frank Act or by the CFPB, uncertainty regarding recent changes in leadership (including interim leadership) or authority levels within the CFPB, and actions taken or not taken by the CFPB could result in heightened federal and state regulation and oversight of our business activities, materially and adversely affect the manner in which we conduct our business, and increase costs and potential litigation associated with our business activities. Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

We are highly dependent on U.S. government‑sponsored entities and government agencies, and any changes in these entities or their current roles could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could adversely affect our business and prospects. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or in underwriting criteria could materially and adversely affect our business, financial condition, liquidity and results of operations.

The roles of Fannie Mae and Freddie Mac could be significantly restructured, reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase requests and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other seller/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans through our loan production segment, and the performance, liquidity and market value of our investments. Our ability to generate revenues from newly originated loans that we assist PMT in acquiring through its correspondent production business would be similarly affected. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations.

Our ability to generate revenues from newly originated loans that we assist PMT in acquiring through its correspondent production business is also highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non‑bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have approved new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these lenders choose to sell directly to the Agencies rather than through loan aggregators like us, the number of loans available for purchase by aggregators is reduced, which could materially and adversely affect our business and results of operations. Similarly, to the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

We are required to hold various Agency approvals in order to conduct our business and there is no assurance that we will be able to obtain or maintain those Agency approvals or that changes in Agency guidelines will not materially and adversely affect our business, financial condition, liquidity and results of operations.

We are required to hold certain Agency approvals in order to sell mortgage loans to the Agencies and service such mortgage loans on their behalf. Our failure to satisfy the various requirements necessary to obtain and maintain such

Agency approvals over time would restrict our direct business activities and could materially adversely impact our business, financial condition, liquidity and results of operations.

We are also required to follow specific guidelines that impact the way that we originate and service Agency loans, including guidelines with respect to:

•	credit standards for mortgage loans;

•	collections, remittances and other payments;

•	our staffing levels and other servicing practices;

•	the servicing and ancillary fees that we may charge;

•	our modification standards and procedures; and

•	the amount of non‑reimbursable advances.

We generally cannot negotiate these terms with the Agencies and they are subject to change at any time. A significant change in these guidelines that has the effect of decreasing the fees we charge or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which would also adversely affect our business, financial condition, liquidity and results of operations.

In addition, the Federal Housing Finance Agency (“FHFA”) has directed the GSEs to align their guidelines for servicing delinquent mortgages that they own or that back securities which they guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. The FHFA has also directed the GSEs to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. Our failure to operate efficiently and effectively within the prevailing regulatory framework and in accordance with the applicable origination and servicing guidelines and/or the loss of our seller/servicer license approval or approved issuer status with the Agencies could result in our failure to benefit from available monetary incentives and/or expose us to monetary penalties and curtailments, all of which could materially and adversely affect our business, financial condition, liquidity and results of operations.

Our inability to meet certain net worth and liquidity requirements imposed by the Agencies could have a material adverse effect on our business, financial condition, liquidity and results of operation.

We are subject to minimum financial eligibility requirements established by the Agencies. These eligibility requirements align the minimum financial requirements for entities to do business with the Agencies. These minimum financial requirements, which are described in Liquidity and Capital Resources, include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency mortgage loans and MBS and cover the associated financial obligations and risks.

In order to meet these minimum financial requirements, we are required to maintain cash and cash equivalents in amounts that may adversely affect our business, financial condition, liquidity and results of operations, and this could significantly impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. To the extent that such minimum financial requirements are not met, the Agencies may suspend or terminate our Agency approvals or agreements, which could cause us to cross default under financing arrangements and/or have a material adverse effect on our business, financial condition liquidity and results of operations.

We may be subject to certain banking regulations that may limit our business activities.

As of September 30, 2017, PNC Financial Services Group Inc. (“PNC”) owned approximately 22% of the outstanding voting common shares of BlackRock, Inc. Based on PNC’s interests in and relationships with BlackRock, Inc., BlackRock, Inc. is deemed to be a non-bank subsidiary of PNC. BlackRock, Inc. is an affiliate of BlackRock Mortgage Ventures, LLC, which is one of our largest equity holders. Due to these relationships, we are deemed to be a non-bank subsidiary of PNC, which is regulated as a financial holding company under the Bank Holding Company Act of 1956, as amended. As a non-bank subsidiary of PNC, we may be subject to certain banking regulations, including the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Such banking regulations could limit the activities and the types of businesses that we may conduct. The Federal Reserve has broad enforcement authority over financial holding companies and their subsidiaries. The Federal Reserve could exercise its power to restrict PNC from having a non-bank subsidiary that is engaged in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice, and could exercise its power to restrict us from engaging in any such activity. The Federal Reserve may also impose substantial fines and other penalties for violations that we may commit. To the extent that we, as a non-bank mortgage lender, are subject to banking regulations, we could be at a competitive disadvantage because many of our non-bank competitors are not subject to these same regulations.

In addition, provisions of the Dodd-Frank Act referred to as the “Volcker Rule” prohibit or restrict a bank holding company and its affiliates from conducting certain transactions with certain investment funds, including hedge funds and private equity funds (collectively “covered funds”), when it has an ownership interest in, sponsors or advises a covered fund. The Volcker Rule prohibits proprietary trading as defined by such rule, unless the trading is permitted by an exemption, such as for risk-mitigating hedging purposes. The Volcker Rule applies to us by virtue of our affiliation with PNC through BlackRock. The Volcker Rule limits our ability to acquire or retain an ownership interest in, sponsor, advise or manage covered funds, and limits investments in certain covered funds by our employees, among other restrictions. If a fund, whether newly created or existing, becomes a covered fund, then certain transactions between us and the covered fund could be prohibited or restricted, or the fund may need to be restructured. These prohibitions, restrictions and limitations could disadvantage us against those competitors that are not subject to the Volcker Rule in the ability to manage covered funds and to retain employees.  Our failure to comply with the requirements of the Volcker Rule may adversely affect our business, financial condition, liquidity and results of operations.

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

To date, the SEC staff has provided limited guidance with respect to the applicability of Section 3(c)(6), and PLS has not sought a no-action letter from the SEC staff respecting its position. If PLS is ultimately unable to rely on the Section 3(c)(6) exemption due to a failure to meet the 25 percent of gross income test or to the extent that the SEC staff provides negative guidance regarding the applicability or scope of the exemption, we may be required to either (a) register as an investment company, or (b) substantially restructure our business, change our investment strategy and/or the manner in which we conduct our operations in order to qualify for another Investment Company Act exemption and avoid being required to register as an investment company, either of which could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

If PLS is required to register as an investment company, we would be required to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; compliance with reporting, record keeping, voting and proxy disclosure; and, other rules and regulations that would significantly increase our operating expenses. Further, if PLS was or is required to register as an investment company, PLS would be in breach of various representations and warranties contained in its credit and other agreements resulting in a default as to certain of our contracts and obligations. This could also subject us to civil or criminal actions or regulatory proceedings, or result in a court appointed receiver to take control of us and liquidate our business, any or all of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator was responsible for, or aware of, the release of such hazardous substances. The presence of hazardous substances may also adversely affect an owner’s ability to sell real estate, borrow using real estate as collateral or make debt payments to us. In addition, if we take title to a property, the presence of hazardous substances may adversely affect our ability to sell the property, and we may become liable to a governmental entity or to third parties for various fines, damages or remediation costs. Any of these liabilities or events may materially and adversely affect the fair value of the relevant asset and/or our business, financial condition, liquidity and results of operations.

Market Risks

Our mortgage banking revenues are highly dependent on macroeconomic and United States real estate market, mortgage market and financial market conditions.

The success of our business strategies and our results of operations are materially affected by current or future conditions in the real estate market, mortgage markets, financial markets and the economy generally. Factors such as inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, geopolitical issues and the availability and cost of credit may contribute to increased volatility and unclear expectations for the economy in general and the real estate, mortgage market and financial markets in particular going forward. A destabilization of the real estate market, mortgage market and financial markets or deterioration in these markets also could reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we originate or acquire, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

The industry in which we operate is highly competitive, and is likely to become more competitive, and decreased margins resulting from increased competition or our inability to compete successfully could adversely affect our business, financial condition, liquidity and results of operations.

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

Large commercial banks and savings institutions and other non-bank mortgage originators and servicers are becoming increasingly competitive in the origination or acquisition of newly originated mortgage loans and the servicing of mortgage loans. Many of these institutions have significantly greater resources and access to capital than we do, which may give them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our loan production and servicing models. For example, other non‑bank loan servicers may try to leverage their servicing relationships and expertise to develop or expand a loan origination business. Since the withdrawal or decreased participation of a number of large participants from these markets following the financial crisis in 2008, there has been a steady increase in the number of non‑bank participants. As more non‑bank entities enter these markets and as more commercial banks aggressively compete, our mortgage banking businesses may generate lower volumes and/or margins.

In addition, technological advances and heightened e‑commerce activities have increased consumers’ access to products and services. This has intensified competition among banks and non‑banks in offering and servicing mortgage loans. We may be unable to compete successfully in our mortgage banking businesses and this could materially and adversely affect our business, financial condition, liquidity and results of operations.

We may not be able to effectively manage significant increases or decreases in our loan production volume, which could negatively affect our business, financial condition, liquidity and results of operations.

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

Our correspondent production activities are relationship driven. As of December 31, 2017, we worked with 613 approved mortgage lenders, but these lenders are not contractually obligated to do business with us or PMT, and our competitors also have relationships with these lenders and actively compete against us in our efforts to expand PMT’s network of approved mortgage lenders. To date, we have grown our loan production volumes with mortgage lenders on the basis of our product offerings, technical knowledge, manufacturing quality, speed of execution, interest rates and fees. If we are not able to consistently maintain these qualities of execution, our reputation and existing relationships with mortgage lenders could be damaged. We may not be able to maintain PMT’s existing relationships or develop new relationships with mortgage lenders or our new mortgage products may not gain widespread acceptance.

Our current volume of consumer direct lending originations, which is based in large part on the refinancing of existing mortgage loans that we service, is highly dependent on interest rates and may decline if interest rates increase. Our non-servicing portfolio consumer direct lending platform may not succeed because of the referral‑driven nature of our industry. For example, the origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home buying process such as real estate agents and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our purchase money mortgage loan volume and, thus, our consumer direct lending business. We may not be successful in establishing such relationships. In addition, to grow our consumer direct lending business, we will need to convert leads regarding prospective borrowers into funded loans, the success of which depends on the pricing we offer relative to the pricing of our competitors and our operational ability to process, underwrite and close loans. Institutions that compete with us in this regard may have significantly greater access to capital or other resources than we do, which may give them the benefit of a lower cost of operations.

On the other hand, we may experience significant growth in our correspondent production and consumer direct lending loan volumes. If we do not effectively manage our growth, the quality of our correspondent production and consumer direct lending operations could suffer, which could negatively affect our brand and operating results. Our correspondent production and consumer direct lending operations are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volumes, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. We believe that changes in supply and demand within the marketplace have been driving lower margins in recent periods, which is reflected in our results of operations and in our gains on mortgage loans held for sale. If we are unable to grow our loan production volumes or if our margins become compressed, then our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We may be unable to maintain sufficient capital and liquidity to meet the financing requirements of our business.

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

No assurance can be given that any refinancing or additional financing will be possible when needed, that we will be able to negotiate acceptable terms or that market conditions will be favorable at the times that we require such refinancing or additional financing.  If we are unable to obtain sufficient capital to meet the financing requirements of our business, financial condition, liquidity and results of operations would be materially and adversely affected.

We are also dependent on a limited number of banking institutions that extend us credit on terms that we have determined to be commercially reasonable. These banking institutions are subject to their own regulatory supervision, liquidity and capital requirements, risk management frameworks, profitability and risk thresholds and tolerances, any of which may change materially and negatively impact their business strategies, including their extension of credit to us specifically or mortgage lenders and servicers generally. Certain banking institutions have already exited, and others may in the future decide to exit, the mortgage business. Such actions may increase our cost of capital and limit or otherwise eliminate our access to capital, in which case our business, financial condition, liquidity and results of operations would be materially and adversely affected.

We leverage our assets under credit and other financing agreements and utilize various other sources of borrowings, which exposes us to significant risk and may materially and adversely affect our business, financial condition, liquidity and results of operations.

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

In addition, we invest in certain assets, including MSRs, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs under secured financing arrangements. Our Fannie Mae and Freddie Mac MSRs are pledged to secure borrowings under a loan and security agreement, while our Ginnie Mae MSRs and related ESS are pledged to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PLS. In each case, similar to our repurchase agreements, the cash that we receive under these secured financing arrangements is less than the fair value of the assets and a decrease in the fair value of the pledged collateral can result in a margin call. Should a margin call occur, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, the secured parties may sell the collateral, which may result in significant losses to us.

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

We leverage certain of our other assets under a capital lease and a revolving credit agreement and may in the future utilize other sources of borrowings, including term loans, bank credit facilities and structured financing arrangements, among others. The amount of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of, among other things, the stability of our cash flows. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially and adversely impact our business, financial condition, liquidity and results of operations.

Our credit and financing agreements contain financial and restrictive covenants that could adversely affect our business, financial condition, liquidity and results of operations.

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

Because our credit and financing agreements typically contain cross‑default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default, thereby exposing us to a variety of lender remedies, such as those described above, and potential losses arising therefrom. Any losses that we incur on our credit and financing agreements could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

•	an increase in prevailing interest rates could adversely affect our Ginnie Mae early buyout program because loan modifications would become less economically feasible;

•	an increase in prevailing interest rates would increase the cost of servicing our outstanding debt, including debt related to servicing assets and loan production; and

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

Any of the increases or decreases discussed above could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

In addition, we may fail to recalculate, re‑adjust and execute hedges in an efficient manner. Any hedging activity, which is intended to limit losses, may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. A liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, the degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not establish an effective correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such ineffective correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our derivative agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We use estimates in determining the fair value of our MSRs, which are highly volatile assets with continually changing values. If our estimates of their value prove to be inaccurate, we may be required to write down the fair values of the MSRs which could adversely affect our business, financial condition, liquidity and results of operations.

The fair value of our MSRs is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include prepayment speeds, changes in interest rates and other market conditions, which affect the number of loans that are repaid or refinanced and thus no longer result in cash flows, and the number of loans that become delinquent.

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

If loan delinquencies or prepayment speeds are different than anticipated or other factors perform differently than modeled, the recorded value of certain of our MSRs may change.  Significant differences in performance could increase the chance that we do not adequately estimate the impact of these factors on our valuations which could results in misstatements of our financial results, restatements of our financial statements, or otherwise materially and adversely affect our business, financial condition, liquidity and results of operations.

The geographic concentration of our servicing portfolio may decrease the fair value of our MSRs and adversely affect our consumer direct business, which would adversely affect our business, financial condition, liquidity and results of operations.

As of December 31, 2017, approximately 19% of the aggregate outstanding loan balance in our servicing portfolio was secured by properties located in California.  To the extent that California or other states in which we have greater concentrations of business in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, such concentration may disproportionately decrease the fair value of our MSRs and adversely affect our consumer direct lending business. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost‑prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Increases in delinquencies and defaults may adversely affect our business, financial condition, liquidity and results of operations.

A decrease in home prices may result in higher loan‑to‑value ratios (“LTVs”), lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. Some borrowers do not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume or growth of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments. Further, despite recent increases, interest rates have remained near historical lows for an extended period of time. Borrowers with adjustable rate mortgage loans must make larger monthly payments when the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates to the rates computed in accordance with the applicable index and margin. Increases in monthly payments may increase the delinquencies, defaults and foreclosures on a significant number of the loans that we service.

Increased mortgage delinquencies, defaults and foreclosures may result in lower revenue for loans that we service for the Agencies because we only collect servicing fees from the Agencies for performing loans, and our failure to service delinquent and defaulted loans in accordance with the applicable servicing guidelines could result in our failure to benefit from available monetary incentives and/or expose us to monetary penalties and curtailments. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income that we receive on cash held in collection and other accounts because there is less cash in those accounts. Also, increased mortgage defaults may ultimately reduce the number of mortgages that we service.

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

A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.

Most of the loans that we produce are pooled into MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. Disruptions in the general MBS market have occurred in the past. Any significant disruption or period of illiquidity in the general MBS market would directly affect our own liquidity and the liquidity of PMT because no existing alternative secondary market would likely be willing and able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Furthermore, we would remain contractually obligated to fund loans under our outstanding IRLCs without being able to sell our existing inventory of mortgage loans. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices and we would be required to hold a larger inventory of loans than we have committed facilities to fund or we may be required to repay a portion of the debt secured by these assets, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our originations of multifamily mortgage loans are dependent upon the success of the multifamily real estate market and may be affected by substantial competition in the market and other conditions that could materially and adversely affect our business and results of operations.

The multifamily real estate market is highly competitive. We originate loans and acquire real estate assets secured by multifamily properties. The profitability of these business activities will be closely tied to the overall success of and competition in the multifamily real estate market. Various changes in real estate conditions may impact the multifamily real estate sector. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations. These conditions include:

•	increased competition in the multifamily real estate sector based on considerations such as the attractiveness, location, rental rates, amenities and safety record of various properties;

•	our ability to effectively compete in the multifamily real estate market;

•	oversupply of, or a reduction in demand for, multifamily housing properties;

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

Moreover, other factors may adversely affect the multifamily real estate market, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the potential liability under environmental and other laws, delinquency, foreclosure and other unforeseen events. Any or all of these factors could negatively impact the multifamily real estate market and, as a result, reduce the demand for our products and services. Any such reduction could adversely affect us.

Related Party Risks

We rely on PMT as a significant source of financing for, and revenue related to, our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, would adversely affect our business, financial condition, liquidity and results of operations.

PMT is the counterparty that currently acquires all of the newly originated mortgage loans in connection with our correspondent production operations. A significant portion of our income is derived from a fulfillment fee earned in connection with PMT’s acquisition of conventional loans. We are able to conduct our correspondent production operations without having to incur the significant additional debt financing that would be required for us to purchase those loans from the originating lender. In the case of government‑insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account and sell the loans, typically by pooling the federally insured or guaranteed loans together into an MBS which Ginnie Mae guarantees. We earn interest income and gains or losses during the holding period and upon the sale of these securities, and we retain the MSRs with respect to the loans. If this relationship with PMT is terminated by PMT or PMT reduces the volume of these loans that it acquires for any reason, we would have to acquire these loans from the correspondent sellers for our own account, something that we may be unable to do, or enter into another similar counterparty arrangement with a third party, which we may not be able to enter into on terms that are as favorable to us, or at all.

We are also dependent upon PMT as a source of capital in connection with our ability to originate and service multifamily loans. Through one of its subsidiaries, PMT is an approved multifamily seller/servicer for Fannie Mae, and we rely upon PMT to purchase the multifamily loans that we originate in accordance with Fannie Mae guidelines and deliver such loans to Fannie Mae under this approval. If this relationship with PMT is terminated by PMT or Fannie Mae no longer permits PMT to sell multifamily loans it acquires from us, it would require us to obtain additional debt financing, and there is no assurance that we would be able to sell such loans to another Agency or third party investor on favorable terms, or at all. Accordingly, a change in this relationship by and among PMT, Fannie Mae and us could have a material and adverse effect on our multifamily loan business.

The management agreement, the mortgage banking services agreement and certain of the other agreements that we have entered into with PMT contain cross‑termination provisions that allow PMT to terminate one or more of those agreements under certain circumstances where another one of such agreements is terminated. Accordingly, the termination of this relationship with PMT, or a material change in the terms thereof that is adverse to us, would likely have a material adverse effect our business, financial condition, liquidity and results of operations. The terms of these agreements extend until September 12, 2020, subject to automatic renewal for additional 18-month periods, but any of the agreements may be terminated earlier under certain circumstances or otherwise non-renewed. If any agreement is terminated or non-renewed and not replaced by a new agreement, it would materially and adversely affect our ability to continue to execute our business plan.

We expect that PMT will continue to qualify as a REIT for U.S. federal income tax purposes. However, it is possible that PMT may not meet the requirements for qualification as a REIT. If PMT were to lose its REIT status, corporate-level income taxes, including alternative minimum taxes, would apply to all of PMT's taxable income at federal and state tax rates. Either of these scenarios would potentially impair PMT’s financial position and its ability to raise capital, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, while the effect of the recently passed Tax Act is uncertain at this time, it may decrease the attractiveness of a REIT investment relative to investments in other securities.

A significant portion of our loan servicing operations are conducted pursuant to subservicing contracts with PMT, and any termination by PMT of these contracts, or a material change in the terms thereof that is adverse to us, would adversely affect our business, financial condition, liquidity and results of operations.

PMT, as the owner of a substantial number of all of the MSRs or mortgage loans that we subservice, may, under certain circumstances, terminate our subservicing contract with or without cause, in some instances with little notice and little to no compensation. Upon any such termination, it would be difficult to replace such a large volume of subservicing in a short period of time, or perhaps at all. Accordingly, we may not generate as much revenue from subservicing for other third parties. If we were to have our subservicing terminated by PMT, or if there was a change in the terms under which we perform subservicing for PMT that was material and adverse to us, this would have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our financings of MSRs using excess servicing spread exposes us to significant risks.

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

The indenture trustee, on behalf of the note holders, may liquidate our Ginnie Mae MSRs along with PMT’s interest in the ESS to the extent there exists an event of default under the indenture, the result of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. In the event PMT’s ESS is liquidated as a result of certain of our actions or inactions, we generally would be required to indemnify PMT under the applicable spread acquisition agreement. A claim by PMT for the loss of its ESS as a result of our actions or inactions would likely be significant in size and could also have a material adverse effect on our business, financial condition, liquidity and results of operations.

In connection with PLS’ repurchase agreement with the special purpose entity, we also provide pass through financing to PMT under a repurchase agreement to facilitate its financing of the ESS it acquires from us. The repurchase agreement subjects us to the credit risk of PMT. To the extent PMT defaults in its payments of principal and interest under its repurchase agreement with us, we would still be required to make the allocable and corresponding payments under our repurchase agreement with the special purpose entity. To the extent PMT fails to make such payments of principal and interest to us or otherwise defaults under its repurchase agreement and we are unable to make the allocable and corresponding payments under our repurchase agreement with the special purpose entity, this could also create an event of default that could cause a cross default under other financing arrangements and/or have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our contracts with purchasers of newly originated loans that we fund through our consumer direct lending business or acquire from PMT through our correspondent production activities contain provisions that require us to indemnify the purchaser of the related loans or repurchase such loans under certain circumstances. We believe that, as a result of the current market environment, many purchasers of mortgage loans, including the Agencies, are particularly aware of the conditions under which loan originators or sellers must indemnify them against losses related to purchased loans, or repurchase such loans, and would benefit from enforcing any indemnity or repurchase remedies they may have. Our loan sale agreements with purchasers, including the Agencies, contain provisions that generally require us to indemnify or repurchase these loans if:

•	our representations and warranties concerning loan quality and loan characteristics are inaccurate; or

•	the loans fail to comply with the respective Agency’s underwriting or regulatory requirements.

Repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically valued and, therefore, can generally only be sold at a significant discount to the underlying UPBs. In certain cases involving mortgage lenders from whom loans were acquired through our correspondent production activities, we may have contractual rights to either recover some or all of our indemnification losses or otherwise demand repurchase of these loans. Depending on the volume of repurchase and indemnification requests, some of these mortgage lenders may not be able to financially fulfill their obligation to indemnify us or repurchase the affected loans. If a material amount of recovery cannot be obtained from these mortgage lenders, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Although our indemnification and repurchase exposure cannot be quantified with certainty, to recognize these potential indemnification and repurchase losses, we have recorded a liability of $20.1 million as of December 31, 2017. Because of the increase in our loan production over time, we expect that indemnification and repurchase requests are also likely to increase. Should home values decrease and negatively impact the related loan values, our realized loan losses from indemnifications and repurchases may increase as well. As such, our indemnification and repurchase costs may increase well beyond our current expectations. In addition, our mortgage banking services agreement with PMT requires us to indemnify it with respect to loans for which we provide fulfillment services in certain instances. If we are required to indemnify PMT, or other purchasers against loans, or repurchase loans, that result in losses that exceed the recorded liability, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition, liquidity and results of operations.

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties in our consumer direct lending and correspondent production operations, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations or acquisitions. Any such misrepresented information could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our prime servicing portfolio, which consists primarily of recently originated loans, has a limited performance history, which makes our future results of operations more difficult to predict.

The likelihood of mortgage delinquencies and defaults, and the associated risks to our business, including higher costs to service such loans and a greater risk that we may incur losses due to repurchase or indemnification demands, change as loans season. Newly originated loans typically exhibit low delinquency and default rates as the changes in economic conditions, individual financial circumstances and other factors that drive borrower delinquency often do not appear for months or years. Highly seasoned loan portfolios, in which borrowers have demonstrated years of performance on their mortgage payments, also tend to exhibit low delinquency and default rates. Most of the loans in our prime servicing portfolio were originated in the years 2014 through 2017. As a result, we expect the delinquency rate and defaults in the prime servicing portfolio to increase in future periods as the portfolio seasons, but we cannot predict the magnitude of this impact on our results of operations.

Our counterparties may terminate our MSRs, which could adversely affect our business, financial condition, liquidity and results of operations.

As is standard in the industry, under the terms of our master servicing agreements with the Agencies in respect of Agency MSRs that we retain in connection with our loan production, the Agencies have the right to terminate us as servicer of the loans we service on their behalf at any time (and, in certain instances, without the payment of any termination fee) and also have the right to cause us to sell the MSRs to a third party. In addition, our failure to comply with applicable servicing guidelines could result in our termination under such master servicing agreements by the Agencies with little or no notice and without any compensation. The owners of other non-Agency loans that we service may also terminate certain of our MSRs if we fail to comply with applicable servicing guidelines.  If the MSRs are terminated on a material portion of our servicing portfolio, our business, financial condition, liquidity and results of operations could be adversely affected.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our business, financial condition, liquidity and results of operations.

During any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our MSRs to advance our own funds to pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We may not realize all of the anticipated benefits of potential future acquisitions of MSRs, which could adversely affect our business, financial condition, liquidity and results of operations.

Our ability to realize the anticipated benefits of potential future acquisitions of servicing portfolios will depend, in part, on our ability to appropriately service any such assets. The process of acquiring these assets may disrupt our business and may not result in the full benefits expected. The risks associated with these acquisitions include, among others, unanticipated issues in integrating information regarding the new loans to be serviced into our information technology systems, and the diversion of management’s attention from other ongoing business concerns. We have also seen increased scrutiny by the Agencies and regulators with respect to large servicing acquisitions, the effect of which could reduce the willingness of selling institutions to pursue MSR sales and/or impede our ability to complete MSR acquisitions. Moreover, if we inappropriately value the assets that we acquire or the fair value of the assets that we acquire declines after we acquire them, the resulting charges may negatively affect both the carrying value of the assets on our balance sheet and our earnings. Furthermore, if we incur additional indebtedness to finance an acquisition, the acquired servicing portfolio may not be able to generate sufficient cash flows to service that additional indebtedness. Unsuitable or unsuccessful acquisitions could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

If we are unable to compete effectively, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Market conditions could reduce the fair value of the assets that we manage, which would reduce our management and incentive fees.

A significant portion of the fees that we earn under our investment management agreements with clients are based on the fair value of the assets that we manage. The fair values of the securities and other assets held in the portfolios that we manage and, therefore, our assets under management may decline due to any number of factors beyond our control, including, among others, a decline in housing, changes to interest rates, stock or bond market movements a general economic downturn, political uncertainty or acts of terrorism. The economic outlook cannot be predicted with certainty and we continue to operate in a challenging business environment. If volatile market conditions cause a decline in the fair value of our assets under management, that decline in fair value could materially reduce our management fees and incentive fees under our management contracts with our Advised Entities and adversely affect our revenues. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced and our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We currently manage assets primarily for a single client, the loss of which could significantly reduce our management and incentive fees and have a material adverse effect on our results of operations.

Substantially all of our management and incentive fees result from our management of PMT. The term of the management agreement that we have entered into with PMT, as amended, expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.  In the event of a termination of one or more related party agreements by PMT in certain circumstances, we may be entitled to a termination fee under our management agreement. However, the termination of such management agreement and the loss of PMT as a client would significantly affect our investment management segment and negatively impact our management fees and incentive fees, and could have a material and adverse effect on our business, financial condition, liquidity and results of operations.

Also, because the management agreement we entered into with PMT was negotiated between related parties without the benefit of the type of negotiations normally conducted with unaffiliated third parties, the terms of this agreement, including the fees payable to us, may prove to be more favorable to us than they would be if this agreement had been negotiated with unaffiliated third parties. Accordingly, we may not generate as much revenue from management agreements that we enter into with other third parties.

The Investment Funds we manage are limited‑life funds that were established in 2008. On August 9, 2017, the Investment Funds completed the sale of substantially all of their remaining assets and final distributions are expected to be made to the investors in the Investment Funds during 2018. Accordingly, we will no longer receive management and servicing fees from the Investment Funds after such time.

The historical returns on the assets that we select and manage for PMT, and our resulting management and incentive fees, may not be indicative of future results.

The historical returns of the assets that we manage should not be considered indicative of the future returns on those assets or future returns on other assets that we may select for investment by PMT. The investment performance that is achieved for the assets that we manage varies over time and the variance can be significant. Accordingly, the management and incentive fees that we have earned in the past based on those returns should not be considered indicative of the management or incentive fees that we may earn in the future from managing those same assets or from managing other assets for PMT. A decline in the investment performance of our managed assets will also adversely affect our ability to attract and retain clients.

Changes in regulations applicable to our investment management segment could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non‑U.S. governmental regulatory authorities or self‑regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self‑regulatory organizations, as well as by U.S. and non‑U.S. courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be imposed on us or the markets in which we trade, or whether any of the proposals will become law. Compliance with any new laws or regulations could add to our compliance burden and costs and adversely affect the manner in which we conduct business, as well as our financial condition, liquidity and results of operations.

Our failure to comply with the extensive amount of regulation applicable to our investment management segment could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

The failure by us to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against us or our employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation and cause us to lose existing clients.

We may encounter conflicts of interest in trying to appropriately allocate our time and services between activities for our own account and the accounts that we manage, or in trying to appropriately allocate investment opportunities among ourselves and the accounts that we manage.

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

Certain of the funds that we currently advise have, and certain of the funds that we may in the future advise may have, overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. In addition, we and the other entities or accounts that we manage or will manage may participate in some of PMT’s investments now or in the future, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PMT or such other entities. Any such potential or actual conflicts of interest could damage our reputation and materially and adversely affect our business, financial condition, liquidity and results of operations.

We are subject to third‑party litigation risk, which could result in significant liabilities and reputational harm to us.

In general, we may be exposed to the risk of litigation by investors in our client funds if our management of or advice to any Advised Entity, including any advice relating to wind-down strategies, is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by those entities due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of entities that we manage or from allegations that we improperly exercised control or influence over those entities. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are generally indemnified by the entities that we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from the entities that we manage, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

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

The experience of our senior managers is a valuable asset to us. Our management team has significant experience in the mortgage loan production and servicing industry and the investment management industry. We do not maintain key person life insurance policies relating to our senior managers. The loss of the services of our senior managers for any reason could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our business could suffer if we fail to attract and retain a highly skilled workforce.

Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan officers, underwriters, loan servicers and debt default specialists. Trained and experienced personnel are in high demand and may be in short supply in some areas. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We depend on counterparties and vendors, some of whom operate in other countries, to provide services that are critical to our business, which subjects us to a variety of risks.

We have a number of counterparties and vendors, some of whom have significant operations outside of the United States.  These counterparties and vendors provide us with financial, technology and other services to support our businesses. If our current counterparties and vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternative services from other counterparties or vendors in a timely and efficient manner and on similarly acceptable terms, or at all. If we or our vendors had to curtail or cease operations in these countries due to political unrest or natural disasters and then transfer some or all of these operations to another geographic area, we could experience disruptions in service and incur significant transition costs as well as higher future overhead costs. With respect to vendors engaged to perform certain servicing activities, we are required to assess their compliance with various regulations and establish procedures to provide reasonable assurance that the vendor’s activities comply in all material respects with such regulations. In the event that a vendor’s activities are not in compliance, it could negatively impact our relationships with our regulators, as well as our business and operations. Further, we may incur significant costs to resolve any such disruptions in service which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

The SEC and certain regulators have increased their scrutiny of potential conflicts of interest, and as we experience growth in our businesses, we must continue to monitor and mitigate or otherwise address any conflicts between our interests and those of our clients. We have implemented procedures and controls to be followed when real or potential conflicts of interest arise, but it is possible that potential or perceived conflicts could give rise to the dissatisfaction of, or litigation by, our stockholders, investors in our Advised Entities or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Reputational risk incurred in connection with conflicts of interest could negatively affect our business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain clients, customers, trading counterparties, investors and employees and adversely affect our results of operations.

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

Initiating new business activities or significantly expanding existing business activities, such as our entry into broker direct lending, non-delegated correspondent production and multifamily lending, are ways to grow our businesses and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed, and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative.

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

If we cannot maintain effective internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in an event of default under one or more of our lending arrangements and/or reduce the market value of shares of our Class A common stock. Additionally, the existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all. Accordingly, our failure to maintain effective internal control over financial reporting could result in misstatements of our financial results or restatements of our financial statements or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of theft of certain personally identifiable information of consumers, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships.

As our reliance on rapidly changing technology has increased, so have the risks posed to its information systems, both proprietary and those provided to us by third-party service providers.  System disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers.

Despite our efforts to ensure the integrity of our systems our investment in significant physical and technological security measures, employee training, contractual precautions and business continuity plans, and our implementation of policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or may not be recognized until after such attack has been launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. We are also held accountable for the actions and inactions of our third-party vendors regarding cybersecurity and other consumer-related matters.

Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, additional regulatory scrutiny, significant litigation exposure and harm to our reputation, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Terrorist attacks and other acts of violence or war may cause disruptions in our operations and in the financial markets, and could materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

Terrorist attacks and other acts of violence or war may cause disruptions in the U.S. financial markets, including the real estate capital markets, and negatively impact the U.S. economy in general. Such attacks could also cause disruptions in our operations. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also materially and adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

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

We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions and man-made or natural disasters, which may cause disruptions in our operations and could materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties that we own or that collateralize loans we own or service. In addition, the properties where we conduct business could be adversely impacted. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance. In addition, there is a risk that one or more of the insurers of property in which we hold an interest may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

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

We are a party to a tax receivable agreement with certain owners of PennyMac other than us that provides for the payment by us to those owners of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) increases in tax basis resulting from exchanges of Class A units of PennyMac for shares of our Class A common stock and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

We are a holding company and have no material assets other than our ownership of Class A units of PennyMac. We have no independent means of generating revenue. We are required to pay tax on our allocable share of the taxable income of PennyMac and payments under the tax receivable agreement without regard to whether PennyMac distributes to us any cash or other property. To the extent that we need funds, and PennyMac is restricted from making such distributions under applicable laws or regulations or under the terms of financing arrangements, or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.

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

BlackRock, Highfields and their respective affiliates are in the business of providing capital to growing companies, and may acquire interests in businesses that directly or indirectly compete with certain portions of our business. Our certificate of incorporation provides that neither BlackRock nor Highfields nor their respective affiliates has any duty to refrain from (i) engaging, directly or indirectly, in a corporate opportunity in the same or similar lines of business in which we now engage or propose to engage, or (ii) doing business with any of our clients, customers or vendors. In the event that either of BlackRock or Highfields or their respective affiliates acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself or its affiliates and for us or our affiliates other than in the capacity as one of our officers or directors, then neither BlackRock nor Highfields has any duty to communicate or offer such transaction or business opportunity to us and may take any such opportunity for themselves or offer it to another person or entity. Neither BlackRock nor Highfields nor any officer, director or employee thereof, shall be liable to us or to any of our stockholders (or any affiliates thereof) for breach of any fiduciary or other duty by engaging in any such activity and we waive and renounce any claim based on such activity. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our separate stockholder agreements with BlackRock and Highfields provide that any amendment or repeal of the provisions related to corporate opportunities described above requires the consent of each of BlackRock and Highfields as long as it, or any of its affiliates, holds any equity interest in us. These potential conflicts of interest could have a material and adverse effect on our business, financial condition, liquidity, results of operations or prospects if attractive corporate opportunities are allocated by BlackRock or Highfields to themselves or their other affiliates instead of to us.

Our bylaws include an exclusive forum provision that could limit our stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or other employees.

Our bylaws provide that the state or federal court located within the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other associates, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, liquidity and results of operations.

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

As of December 31, 2017, we have a total of 23,529,970 shares of Class A common stock outstanding. The issuance and sale (or resale) of up to 46,003,552 additional shares of our Class A common stock have been registered under the Securities Act so those shares, upon issuance, will be freely tradable without restriction or further registration under the Securities Act.

A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional Class A common stock or other equity securities.

The future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

As of December 31, 2017, we have an aggregate of 18,837,717 shares of Class A common stock authorized and remaining available for future issuance under our 2013 Equity Incentive Plan or upon the exchange of Class A Units of PennyMac. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock in connection with these acquisitions. Any Class A common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by investors who purchase Class A common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate offices are housed in a 60,000 square foot leased facility located at 3043 Townsgate Road, Westlake Village, California 91361. Our primary loan servicing operation is housed in a 142,000 square foot leased facility located in Moorpark, CA. Much of our California-based mortgage fulfillment division is housed in a leased 60,000 square foot facility in close proximity to our corporate offices. Our information technology division is housed in a 50,000 square foot facility in Agoura Hills, CA.

We lease several additional locations throughout the country generally housing loan production and servicing activities. Our consumer direct lending business occupies a 36,000 square foot facility in Pasadena, CA. Loan servicing and its call center operations occupy a 116,000 square foot facility in Fort Worth, TX, and a 75,000 square foot facility in Plano, TX. We have six loan production branches located in Sacramento, CA, Honolulu, HI, Eagan, MN, St. Louis, MO, Kansas City, MO, and Henderson, NV. PennyMac’s commercial real estate finance business is housed in Irvine, CA, and we lease a 20,000 square foot facility in Tampa, FL devoted to our correspondent production activities.

The financial commitments of our leases are immaterial to the scope of our operations.

Item 3.    Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings, arising in the ordinary course of business. As of December 31, 2017, we were not involved in any material legal actions, claims or proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of Class A common stock are listed on the New York Stock Exchange (Symbol: PFSI). As of March 1, 2018, our shares of Class A common stock were held by 3,005 holders of record. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our shares of Class A common stock:

	For the year ended December 31, 2017
	Stock price		Cash dividends
Period ended	High	Low	declared
March 31, 2017	$19.30	$15.75	$—
June 30, 2017	$17.60	$15.65	$—
September 30, 2017	$18.05	$16.00	$—
December 31, 2017	$22.45	$17.70	$—

	For the year ended December 31, 2016
	Stock price		Cash dividends
Period ended	High	Low	declared
March 31, 2016	$15.38	$10.48	$—
June 30, 2016	$14.43	$10.96	$—
September 30, 2016	$18.13	$11.47	$—
December 31, 2016	$19.35	$15.73	$—

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2017.

Repurchase of our Common Stock

The following table summarized the stock repurchase activity for the year ended December 31, 2017:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
July 1, 2017 – July 31, 2017	—	$—	—	$50,000,000
August 1, 2017 – August 31, 2017	270,905	$17.06	270,905	$45,379,288
September 1, 2017 – September 30, 2017	233,911	$17.01	233,911	$41,401,192
October 1, 2017 – December 31, 2017	—	$—	—	$41,401,192
Total	504,816	$17.03	504,816	$41,401,192

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

The following table provides information as of December 31, 2017 concerning our shares of Class A common stock authorized for issuance under our equity incentive plan.

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights (1)	column (a)) (2)
Equity compensation plans approved by security holders (3)	6,445,503	$16.40	18,837,717
Equity compensation plans not approved by security holders (4)	—	—	—
Total	6,445,503	$16.40	18,837,717

(1)

The weighted average exercise price set forth in this column relates only to 3,457,014 stock options outstanding under our 2013 Equity Incentive Plan. The remaining securities included in column (a) of this table are performance‑based restricted stock units and time‑based restricted stock units, for which no exercise price applies.

(2)

This number includes a specific pool of 17,118,283 shares of common stock authorized for issuance upon the future exchange of outstanding Class A units of PennyMac that were originally issued pursuant to compensatory arrangements. It also includes a general pool of 1,719,434 shares of common stock authorized for future awards (excluding securities reflected in column (a)). This general pool initially consisted of 3,906,433 shares of common stock authorized under the 2013 Equity Incentive Plan for future awards, and has been, and will continue to be, increased pursuant to the terms of the 2013 Equity Incentive Plan on January 1st of each calendar year by an amount equal to the lesser of (i) 1.75% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (ii) 1,322,024 shares, and (iii) any lower amount determined by our board of directors. The annual increase to this general pool on January 1, 2017 pursuant to the foregoing formula was 1,322,024.

(3)	Represents our 2013 Equity Incentive Plan.

(4)	We do not have any equity plans that have not been approved by our stockholders

Item 6.  Selected Financial Data

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us. The condensed consolidated statements of income data for the years ended December 31, 2017, 2016, and 2015 and the condensed consolidated balance sheets data at December 31, 2017, and 2016 have been derived from our audited financial statements included elsewhere in this Report. The condensed consolidated statements of income data for the years ended December 31, 2014 and 2013 and the condensed consolidated balance sheets data at December 31, 2015, 2014, and 2013 have been derived from our Company’s audited consolidated financial statements that are not included in this Report.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Condensed Consolidated Statements of Income:
Revenues
Net gains on mortgage loans held for sale	$391,804	$531,780	$320,715	$167,024	$138,013
Loan origination fees	119,202	125,534	91,520	41,576	23,575
Fulfillment fees from PennyMac Mortgage Investment Trust	80,359	86,465	58,607	48,719	79,712
Net mortgage loan servicing fees	306,059	185,466	229,543	216,919	90,010
Management fees and Carried Interest	22,545	23,726	30,865	48,664	53,749
Net interest expense	(1,341)	(25,079)	(19,382)	(9,486)	(1,041)
Other	36,835	3,995	1,242	4,861	2,541
Total net revenue	955,463	931,887	713,110	518,277	386,559

Expenses
Compensation	358,721	342,153	274,262	190,707	148,576
Servicing	117,696	85,857	68,085	48,430	7,028
Other	143,137	120,794	91,570	56,107	48,829
Total expenses	619,554	548,804	433,917	295,244	204,433
Income before provision for income taxes	335,909	383,083	279,193	223,033	182,126
Provision for income taxes	24,387	46,103	31,635	26,722	9,961
Net income	311,522	336,980	247,558	196,311	172,165
Less: Net income attributable to noncontrolling interest	210,765	270,901	200,330	159,469	157,765
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$100,757	$66,079	$47,228	$36,842	$14,400

Condensed Consolidated Balance Sheets at Year End:
Assets
Mortgage loans held for sale at fair value	$3,099,103	$2,172,815	$1,101,204	$1,147,884	$531,004
Mortgage servicing rights	2,119,588	1,627,672	1,411,935	730,828	483,664
Carried Interest due from Investment Funds	8,552	70,906	69,926	67,298	61,142
Servicing advances	318,066	348,306	299,354	228,630	154,328
Other	1,822,784	914,203	622,875	332,046	354,337
Total assets	$7,368,093	$5,133,902	$3,505,294	$2,506,686	$1,584,475

Liabilities and stockholders' equity
Assets sold under agreements to repurchase	$2,381,538	$1,735,114	$1,166,731	$822,252	$471,592
Mortgage loan participation and sale agreements	527,395	671,426	234,872	143,568	—
Notes payable	891,505	150,942	61,136	146,855	52,154
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	236,534	288,669	412,425	191,166	138,723
Other	1,611,447	888,395	567,780	395,579	292,802
Total liabilities	5,648,419	3,734,546	2,442,944	1,699,420	955,271
Stockholders' equity	1,719,674	1,399,356	1,062,350	807,266	629,204
Total liabilities and stockholders' equity	$7,368,093	$5,133,902	$3,505,294	$2,506,686	$1,584,475

Earnings Per Share:
Basic	$4.34	$2.98	$2.17	$1.73	$0.83
Diluted	$4.03	$2.94	$2.17	$1.73	$0.82
Year end Per Share:
Book value	$19.95	$15.49	$12.32	$9.92	$8.04
Share price	$22.35	$16.65	$15.36	$17.30	$17.55

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

Fair Value

We group assets measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

		December 31, 2017
			Percentage of
Level/Description		Carrying value of assets measured	Total assets	Total stockholders' equity
		(in thousands)
Level 1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$175,793	2%	10%
Level 2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us. These may include quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk and others.	2,326,762	32%	135%
Level 3:	Prices determined using significant unobservable inputs. In situations where observable inputs are unavailable (for example, when there is little or no market activity for an asset or liability at the end of the year), unobservable inputs may be used. Unobservable inputs reflect our assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	2,974,914	40%	173%
Total assets measured at or based on fair value (1)		$5,477,469	74%	318%
Total assets		$7,368,093
Total stockholders' equity		$1,719,674

(1)

Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset or liability and whether we have elected to carry the asset or liability at its fair value.

As shown above, our consolidated balance sheet is substantially comprised of assets and liabilities that are measured at or based on their fair values. At December 31, 2017, $4.0 billion or 54% of our total assets were carried at fair value and $1.5 billion or 20% of our total assets were carried based on their fair values (comprised of certain of our MSRs and real estate acquired in settlement of loans (“REO”) properties, which are carried at the lower of amortized cost or fair value). Of these assets carried at or based on fair value, $3.0 billion or 40% are measured using “Level 3” fair value inputs – significant inputs that are difficult to observe due to the difficulty in observing the inputs used by market participants in establishing fair value.  Changes in inputs to measurement of these assets can have a significant effect on the amounts reported for these items including their reported balances and their effects on our income.

As a result of the difficulty in observing certain significant valuation inputs affecting our “Level 3” fair value assets and liabilities, we are required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these assets and liabilities and their fair values. Likewise, due to the general illiquidity of some of these assets, subsequent transactions may be at values significantly different from those reported.

Because the fair value of “Level 3” fair value assets and liabilities are difficult to estimate, our process includes performance of these items’ fair value estimation by specialized staff and significant senior management oversight. We have assigned the responsibility for estimating the fair values of non- interest rate lock commitment (“IRLC”) “Level 3” fair value assets and liabilities to our Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring these items and maintenance of our valuation policies and procedures for non-IRLC assets and liabilities. The FAV group submits the results of its valuations to our senior management valuation committee, which oversees and approves the valuations. During 2017, our senior management valuation committee included the Company’s executive chairman, chief executive, chief financial, chief risk, chief enterprise operations and deputy chief financial officers.

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

•

We categorize mortgage loans that are saleable into active markets as “Level 2” fair value assets. We estimate the fair value of such mortgage loans using their quoted market price or market price equivalent. At December 31, 2017, we held $2.3 billion of such mortgage loans.

•	We categorize mortgage loans that are not saleable into active markets as “Level 3” fair value assets. “Level 3” fair value mortgage loans arise primarily from two sources:

-

We may purchase certain delinquent government guaranteed or insured mortgage loans from Ginnie Mae guaranteed pools in our mortgage loan servicing portfolio. Our right to purchase such mortgage loans arises as the result of the borrower’s failure to make payments for three consecutive months preceding the month that we repurchase the mortgage loan and provides an alternative to our obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. To the extent such mortgage loans (“early buyout loans” or “EBO”) have not become saleable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms, we measure such mortgage loans using “Level 3” fair value inputs.

-

Certain of our mortgage loans may become non-saleable into active markets due to our identification of one or more defects. Because such mortgage loans are generally not saleable into active mortgage markets, we classify them as “Level 3” fair value assets.

At December 31, 2017, we held $782.2 million of “Level 3” fair value mortgage loans.

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

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of an IRLC is transferred to mortgage loans held for sale at fair value when the mortgage loan is funded or purchased.

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

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Our estimate of the probability that a mortgage loan will be funded and market interest rates are updated as the mortgage loans move through the funding or purchase process and as mortgage market interest rates change and may result in significant changes in our estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gains on mortgage loans held for sale at fair value in the period of the change. The financial effects of changes in these inputs are generally inversely correlated. Increasing mortgage interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component, which has decreased in fair value.

A shift in our assessment of an input to the valuation of IRLCs can have a significant effect on the amount of Net gains on sale of mortgage loans held for sale for the period. We believe that the most significant “Level 3” fair value input to the measurement of IRLCs is the pull-through rate. At December 31, 2017, we held $58.3 million of net IRLC assets at fair value. Following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs:

Shift in input (1)	Effect on fair value of IRLC of a change in pull-through rate
(in thousands)
5%	$3,517
10%	$6,861
20%	$12,359
(5)%	$(3,885)
(10)%	$(7,768)
(20)%	$(15,533)

(1)	The upward shift in input amount on a per-loan basis is limited to the amount of shift required to reach a 100% pull-through rate.

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

Mortgage Servicing Rights and Mortgage Servicing Liabilities (“MSLs”)

MSRs and MSLs represent the value assigned to a contract that obligates us to service the mortgage loans on behalf of the owner of the mortgage loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We initially recognize MSRs at our estimate of the fair value of the contract to service the loans. At December 31, 2017, we held $2.1 billion of carrying value of MSRs net of MSLs.

As economic fundamentals influencing the underlying mortgage loans change, our estimate of the fair value of the related MSR or MSL we hold will also change. As a result, we will record changes in fair value for the MSRs and MSLs we carry at fair value, and we may recognize changes in the fair value of our MSRs carried at the lower of amortized cost or fair value depending on the existing relationship of the MSR’s fair value to its carrying value at the measurement date.  These fair value changes will be recognized as a component of Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities.

After the initial recognition of MSRs and MSLs, we account for MSRs based on the class of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; originated MSRs backed by mortgage loans with initial interest rates of more than 4.5%; and purchased MSRs. We account for originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% and purchased MSRs are accounted for at fair value with changes in fair value recorded in current period income. MSLs are accounted for at fair value with changes in fair value recorded in current period income.

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

We also evaluate MSRs accounted for using the amortization method for impairment with reference to the assets’ fair values at the measurement date. Impairment occurs when the current fair value of the MSR falls below the asset’s amortized cost. If MSRs are impaired, the impairment is recognized in current period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the fair value of impaired MSRs subsequently increases, we recognize the increase in fair value in current period income and, through a reduction in the valuation allowance, adjust the carrying value of the MSRs to a level not in excess of amortized cost.

When evaluating MSRs for impairment, we stratify the assets by predominant fair value risk characteristic including mortgage loan type (fixed-rate or adjustable-rate) and note interest rate. We stratify fixed-rate mortgage loans into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates of less than or equal to 3.0%. We evaluate adjustable-rate mortgage loans with initial interest rates of 4.5% or less in a single pool. Amortization and impairment of MSRs accounted for using the amortization method are included in current period income as a component of Net mortgage loan servicing fees. During the year ended December 31, 2017, we recognized $6.9 million in impairment of MSRs accounted for using the amortization method.

We periodically review the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When we conclude that recovery of the fair value is unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance. We did not recognize such write-down of MSRs during the year ended December 31, 2017.

MSRs and MSLs Accounted for at Fair Value

We include changes in fair value of MSRs and MSLs accounted for at fair value in current period income as a component of Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities. During the year ended December 31, 2017, we recognized a $67.9 million net reduction in fair value of MSRs and MSLs accounted for at fair value, of which $11.3 million was due to changes in inputs used to estimate fair value and $56.6 million was due to realization of cash flows underlying the fair value of MSR and MSL.

A shift in the market for MSRs and MSLs or a change in our assessment of an input to the valuation of MSRs and MSLs can have a significant effect on their fair value and in our income for the period. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs and MSLs are the pricing spread (used to develop periodic discount rates), prepayment speed and annual per-loan cost of servicing.

Following is a summary of the effect on fair value of MSRs (which totaled $2.1 billion at December 31, 2017) of various changes to these key inputs:

	Effect on fair value of MSRs of a change in input value
Shift in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
5%	$(38,460)	$(34,353)	$(17,463)
10%	$(75,531)	$(67,523)	$(34,925)
20%	$(145,785)	$(130,552)	$(69,850)
(5)%	$39,922	$35,602	$17,463
(10)%	$81,388	$72,522	$34,925
(20)%	$169,292	$150,627	$69,850

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

Excess Servicing Spread

We finance a portion of the cost of Agency MSRs that we purchase from non-affiliate sellers through the sale to PMT of the servicing spread in excess of a specified level. We carry our ESS at fair value.

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

A shift in the market for, or a change in our assessment of an input to the valuation of, ESS can have a significant effect on the fair value of ESS and in our income for the period. However, we believe that this change will be offset to a great extent by a change in the fair value of the MSRs that the ESS is financing. We record changes in the fair value of ESS in Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities. During the year ended December 31, 2017, we recorded $19.4 million of net reduction in fair value of ESS.

We believe that the most significant “Level 3” fair value inputs to the valuation of ESS are the pricing spread (used to develop periodic discount rates) and prepayment speed. At December 31, 2017, we carried $236.5 million of ESS at fair value. Following is a summary of the effect on fair value of various changes to these inputs:

	Effect on excess servicing spread of a change in input value
Shift in input	Pricing spread	Prepayment speed
	(in thousands)
5%	$(1,997)	$(5,359)
10%	$(3,962)	$(10,500)
20%	$(7,798)	$(20,177)
(5)%	$2,031	$5,590
(10)%	$4,096	$11,427
(20)%	$8,330	$23,901

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

Critical Accounting Policy Not Based on Fair Value- Liability for Losses Under Representations and Warranties

We record a provision for losses relating to our representations and warranties as part of our mortgage loan sale transactions. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future default and mortgage loan repurchase rates, the potential severity of loss in the event of default and, if applicable, the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time loans are sold and periodically update our liability estimate.  We recorded $5.9 million in provision for losses relating to current year mortgage loan sales during the year in Net gain on mortgage loans held for sale at fair value during the year ended December 31, 2017. At December 31, 2017, the balance of our liability for losses under representations and warranties totaled $20.1 million.

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable judgment. The level of mortgage loan repurchase losses is dependent on economic factors, purchaser or insurer loss mitigation strategies, and other external conditions that may change over the lives of the underlying mortgage loans.  Our estimate of the liability for representations and warranties is developed by our credit administration staff. The liability estimate is reviewed and approved by our senior management credit committee which includes the senior executives of the Company and of the loan production, loan servicing and credit risk management areas.

As economic fundamentals change, as purchaser and insurer evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent sellers, the level of repurchase activity and ensuing losses will change. As a result of these changes, we may be required to adjust the estimate of our liability for representations and warranties. Such an adjustment may be material to our financial condition and income. During the year ended December 31, 2017, we recorded reductions to our previously recorded representations and warranties liability amounts totaling $4.3 million in Net gain on mortgage loans held for sale at fair value.

Accounting Developments

Refer to Note 28 – Recently Issued Accounting Pronouncements to our consolidated financial statements for a discussion of recent accounting developments and the expected effect on the Company.

Results of Operations

Our results of operations are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$391,804	$531,780	$320,715
Mortgage loan origination fees	119,202	125,534	91,520
Fulfillment fees from PennyMac Mortgage Investment Trust	80,359	86,465	58,607
Net mortgage loan servicing fees	306,059	185,466	229,543
Management fees & Carried Interest	22,545	23,726	30,865
Net interest expense	(1,341)	(25,079)	(19,382)
Other	36,835	3,995	1,242
Total net revenue	955,463	931,887	713,110
Expenses	619,554	548,804	433,917
Provision for income taxes	24,387	46,103	31,635
Net income	$311,522	$336,980	$247,558

Income before provision for income taxes by segment:
Mortgage banking:
Production	$238,508	$416,096	$271,869
Servicing	58,672	(36,099)	1,297
Total mortgage banking	297,180	379,997	273,166
Investment management	5,789	2,486	7,722
Non-segment activities (1)	32,940	600	(1,695)
	$335,909	$383,083	$279,193
During the year:
Interest rate lock commitments issued:
Conventional mortgage loans	$3,265,411	$3,146,908	$7,001,938
Government-insured or guaranteed mortgage loans	46,341,356	49,501,109	32,430,379
	$49,606,767	$52,648,017	$39,432,317
Unpaid principal balance of mortgage loans fulfilled for PennyMac Mortgage Investment Trust	$22,971,119	$23,188,386	$14,014,603
At year end:
Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$166,249,237	$129,177,106	$110,602,704
Mortgage servicing liabilities	1,620,609	2,074,896	806,897
Mortgage loans held for sale	2,998,377	2,101,283	1,052,485
	170,868,223	133,353,285	112,462,086
Subserviced for Advised Entities	74,980,268	60,886,717	47,810,632
	$245,848,491	$194,240,002	$160,272,718
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,544,585	$1,351,114	$1,496,113
Investment Funds	29,329	197,550	231,745
	$1,573,914	$1,548,664	$1,727,858

(1)

Primarily represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement, of which, for 2017, $32.0 million was the result of the change in the federal tax rate under the Tax Act.

Comparison of the years ended December 31, 2017, 2016 and 2015

During the year ended December 31, 2017, we recorded net income of $311.5 million, a decrease of $25.5 million or 8% from 2016. The decrease was primarily due to a decrease in Net gains on mortgage loans held for sale at fair value due to decreases in our loan production volume and production profit margins. The decrease in production volume and production profit margins during the year ended December 31, 2017, reflects generally rising interest rates in the mortgage market, which have a negative influence on demand for mortgage lending and causes increased competition for mortgage loans among market participants. The decrease in Net gains on mortgage loans held for sale at fair value was partially offset by an increase in Net mortgage loan servicing fees which reflects both growth in our servicing portfolio and improved fair value adjustments resulting from the more stable interest rates and decreased risk premium for government servicing assets.

During the year ended December 31, 2016, we recorded net income of $337.0 million, an increase of $89.4, or 36%, from 2015. The increase in net income in 2016 reflects an increase of $211.1 million, or 66%, in Net gains on mortgage loans held for sale at fair value from 2015 resulting from a 44% increase in our loan production. This growth was supplemented by an increase of $34.0 million, or 37%, in Mortgage loan origination fees. These revenue increases were partially offset by a decrease of $44.1 million in Net mortgage loan servicing fees, primarily reflecting an increase in amortization, impairment and change in fair value of MSRs due to low mortgage rates through most of the year leading to higher actual and expected future prepayment activity, and an increased risk premium for government servicing assets.

Net gains on mortgage loans held for sale at fair value

Most of our mortgage loan production consists of government-insured or guaranteed mortgage loans that we source primarily through PMT. PMT is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. We purchase such mortgage loans that PMT acquires through its correspondent production activities and pay PMT a sourcing fee ranging from two to three and one-half basis points on the UPB of such mortgage loans.

During the year ended December 31, 2017, we recognized net gains on mortgage loans held for sale at fair value totaling $391.8 million, compared to $531.8 million and $320.7 million during the years ended December 31, 2016 and 2015, respectively. The decrease in 2017 compared to 2016 was primarily due to a decrease in our mortgage loan production volume and profit margin. The increase in 2016 compared to 2015 was primarily due to an increase in our mortgage loan production volume.

Our net gains on mortgage loans held for sale include both cash and non-cash elements. We receive proceeds on sale that include both cash and MSRs. The net gain for the years ended December 31, 2017, 2016 and 2015 included $563.9 million, $562.5 million, and $452.4 million, respectively, in fair value of MSRs received as part of proceeds on sales, net of mortgage servicing liabilities incurred. We also recognize a liability for our estimate of the losses we expect to incur in the future as a result of claims against us in connection with the representations and warranties that we made in the loan sales transactions. The net gain for the years ended December 31, 2017, 2016 and 2015, included net provisions for (reversals of) losses relating to representations and warranties of $1.6 million, ($582,000), and $7.5 million, respectively.

Our net gains on mortgage loans held for sale are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(174,669)	$(62,283)	$(82,709)
Hedging activities	(16,866)	10,275	(47,150)
	(191,535)	(52,008)	(129,859)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	563,872	562,540	452,411
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(5,890)	(7,090)	(7,512)
Reduction in liability due to change in estimate	4,301	7,672	—
Change in fair value of mortgage loans and derivative financial instruments outstanding at year end:
Interest rate lock commitments	(1,120)	15,618	11,372
Mortgage loans	4,576	2,796	3,949
Hedging derivatives	(4,389)	10,344	(1,810)
	369,815	539,872	328,551
From PennyMac Mortgage Investment Trust	21,989	(8,092)	(7,836)
	$391,804	$531,780	$320,715
During the year:
Unpaid principal balance of mortgage loans sold	$48,148,109	$47,410,115	$35,111,710
Interest rate lock commitments issued:
Conventional mortgage loans	$3,265,411	$3,146,908	$7,001,938
Government-insured or guaranteed mortgage loans	46,341,356	49,501,109	32,430,379
	$49,606,767	$52,648,017	$39,432,317
At year end:
Mortgage loans held for sale at fair value	$3,099,103	$2,172,815	$1,101,204
Commitments to fund and purchase mortgage loans	$3,654,955	$4,279,611	$3,487,366

Provision for Losses Under Representations and Warranties

We record our estimate of the losses that we expect to incur in the future as a result of claims against us made in connection with the representations and warranties provided to the purchasers and insurers of the mortgage loans we sold in our Net gains on sale of mortgage loans held for sale at fair value. Our agreements with the purchasers and insurers include representations and warranties related to the mortgage loans we sell to purchasers. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, mortgage loan repurchase rates, the severity of loss in the event of default, if applicable, and the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time mortgage loans are sold and review our liability estimate on a periodic basis.

During the years ended December 31, 2017, 2016, and 2015 we recorded net provisions for (reversals of) losses under representations and warranties totaling $1.6 million, ($582,000) and $7.5 million, respectively. These amounts include reductions in the liability of $4.3 million and $7.7 million for the years ended December 31, 2017 and 2016, respectively. The reductions in the liability resulted from changes in estimates relating to higher than anticipated credit performance of seasoned mortgage loan pools along with additional reductions relating to mortgage loans meeting previously announced limitations on pursuit by the Agencies of claims on mortgage loans with certain performance histories.

Following is a summary of mortgage loan repurchase activity and the unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
During the year:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of year	$5,599	$3,470	$1,521
New indemnifications	3,255	3,063	2,311
Less:
Indemnified mortgage loans repurchased	—	—	—
Indemnified mortgage loans sold, repaid or refinanced	1,275	934	362
Mortgage loans indemnified by PFSI at end of year	$7,579	$5,599	$3,470
Repurchase activity
Total mortgage loans repurchased by PFSI	$20,152	$19,248	$21,723
Less:
Mortgage loans repurchased by correspondent lenders	14,298	12,625	17,538
Mortgage loans repaid by borrowers or resold with defects resolved	8,792	4,793	3,118
Net mortgage loans (repaid or resold) repurchased by PFSI with losses chargeable to liability for representations and warranties	$(2,938)	$1,830	$1,067
Net losses charged to liability for representations and warranties	$603	$962	$160

At year end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$120,855,101	$90,650,605	$60,687,246
Liability for representations and warranties	$20,053	$19,067	$20,611

During the year ended December 31, 2017, we repurchased mortgage loans with unpaid principal balances totaling $20.2 million and charged $603,000 in incurred losses relating to repurchases against our liability for representations and warranties. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and as previously sold mortgage loans outstanding continue to season, we expect the level of repurchase and loss activity to increase.

Other Mortgage Loan Production-Related Revenues

Mortgage loan origination fees decreased $6.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to a decrease in the volume of mortgage loans we produced.

During the year ended December 31, 2016, mortgage loan origination fees increased $34.0 million to $125.5 million, compared to the year ended December 31, 2015. The increase was primarily due to an increase in the volume of mortgage loans we produced.

Following is a summary of our mortgage loan origination fees:

	Year ended December 31,
	2017	2016	2015
	( in thousands)
Mortgage loan origination fee revenue	$119,202	$125,534	$91,520
Unpaid principal balance of mortgage loans purchased and originated for sale	$46,027,911	$46,399,270	$35,634,159

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of mortgage loans. The fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT.

Fulfillment fees decreased $6.1 million during the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease was due to realization of a lower fulfillment fee rate during 2017 compared to 2016 resulting from amendments to the mortgage banking services agreement with PMT. The fulfillment fees increased $27.9 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, due to an increase in the volume of mortgage loans we fulfilled in 2016 compared to 2015, partially offset by reductions in fulfillment fee rates pursuant to an amendment to our mortgage banking services agreement with PMT and discretionary reductions in fees relating to mortgage loan sales before the date of the amendment to the agreement.

Following is a summary of our fulfillment fees:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Fulfillment fee revenue	$80,359	$86,465	$58,607
Unpaid principal balance of mortgage loans fulfilled	$22,971,119	$23,188,386	$14,014,603
Average fulfillment fee rate (in basis points)	35	37	42

Net mortgage loan servicing fees

Following is a summary of our net mortgage loan servicing fees:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$475,848	$385,633	$290,474
From PennyMac Mortgage Investment Trust	43,064	50,615	46,423
From Investment Funds	1,461	2,583	2,636
Ancillary and other fees	58,924	46,910	43,139
	579,297	485,741	382,672
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread financing net of hedging results	(273,238)	(300,275)	(153,129)
Net mortgage loan servicing fees	$306,059	$185,466	$229,543
Average mortgage loan servicing portfolio	$221,505,951	$177,676,686	$135,177,080

Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Amortization and realization of cash flows	$(236,584)	$(204,608)	$(134,790)
Other changes in fair value of, and provision for impairment of, mortgage servicing rights and mortgage servicing liabilities	(18,149)	(145,995)	(14,432)
Change in fair value of excess servicing spread	19,350	23,923	3,810
Hedging results	(37,855)	26,405	(7,717)
Total fair value adjustments, net of hedging results	(36,654)	(95,667)	(18,339)
Total amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	$(273,238)	$(300,275)	$(153,129)
Average mortgage servicing rights balances:
Carried at lower of amortized cost or fair value	$1,283,755	$839,289	$553,395
Carried at fair value	589,246	557,595	527,134
	$1,873,001	$1,396,884	$1,080,529
Average mortgage servicing liabilities	$15,587	$8,327	$8,105

Mortgage servicing rights at year end:
Carried at lower of amortized cost or fair value	$1,481,578	$1,111,747	$751,688
Carried at fair value	638,010	515,925	660,247
	$2,119,588	$1,627,672	$1,411,935
Mortgage servicing liabilities at year end	$14,120	$15,192	$1,399

Following is a summary of our mortgage loan servicing portfolio:

	December 31,
	2017	2016
	(in thousands)
Mortgage loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$119,673,403	$89,516,155
Acquired	46,575,834	39,660,951
	166,249,237	129,177,106
Mortgage servicing liabilities	1,620,609	2,074,896
Mortgage loans held for sale	2,998,377	2,101,283
	170,868,223	133,353,285
Subserviced for Advised Entities	73,651,608	58,327,748
Total prime servicing	244,519,831	191,681,033
Special servicing – Subserviced for Advised Entities	1,328,660	2,558,969
Total mortgage loans serviced	$245,848,491	$194,240,002

During the year ended December 31, 2017, net mortgage loans servicing fees increased $120.6 million compared to the year ended December 31, 2016. The increase was due to a combination of increased mortgage loan servicing fees resulting from growth in our mortgage loan servicing portfolio and decreased losses in fair value and impairment of MSRs and MSLs, net of hedging results, resulting from a more stable interest rate environment in 2017 compared to 2016 and decreasing risk premium on government servicing assets in 2017 compared to increasing risk premiums in 2016.

Mortgage loan servicing fees increased $93.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 reflecting an increase in our average servicing portfolio of 25% during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was partially offset by decreasing mortgage loans servicing fees from the Advised Entities due to a reduction in fees related to the servicing of distressed mortgage loans as their distressed mortgage loan portfolios continue to liquidate.

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

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Management Fees:
PennyMac Mortgage Investment Trust:
Base management	$22,280	$20,657	$22,851
Performance incentive	304	—	1,343
	22,584	20,657	24,194
Investment Funds	1,001	2,089	4,043
Total management fees	23,585	22,746	28,237
Carried Interest	(1,040)	980	2,628
Total management fees and Carried Interest	$22,545	$23,726	$30,865
Net assets of Advised Entities at year end:
PennyMac Mortgage Investment Trust	$1,544,585	$1,351,114	$1,496,113
Investment Funds	29,329	197,550	231,745
	$1,573,914	$1,548,664	$1,727,858

Management fees from PMT increased by $1.9 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily reflecting the increase in PMT’s average shareholder’s equity upon which its management fees are based. The increase of PMT’s average shareholders’ equity during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the issuance of additional equity by PMT in the form of preferred shares. The performance incentive fees increased $304,000 during the year ended December 31, 2017 compared to the year ended December 31, 2016 resulting from an increase in PMT’s net income on which incentive fees are based.

Management fees from PMT decreased $3.5 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was due primarily to a decrease in base management fees of $2.2 million due to a decrease in PMT’s shareholders’ equity upon which its base management fee is based. The decrease in PMT’s shareholders’ equity during 2016 was primarily due to repurchase of common shares by PMT. Performance incentive fees decreased by $1.3 million because of PMT’s reduced financial performance over the four-quarter period for which incentive fees were calculated.

Management fees from the Investment Funds decreased $1.1 million and $2.0 million for the years ended December 31, 2017 and December 31, 2016, compared to the years ended December 31, 2016 and December 31, 2015, respectively. The reduction of management fees was anticipated and is due to the continued decrease in the Investment Funds’ net asset value as the Investment Funds continue their distributions from their liquidating portfolios following the end of the funds’ investment period on December 31, 2011. In 2017, the Investment Funds sold substantially all of their remaining investment assets. We expect to liquidate the remaining investment and make final distributions to the Investment Funds’ investors during 2018.

Carried Interest income from the Investment Funds decreased $2.0 million and $1.6 million for the years ended December 31, 2017 and December 31, 2016 compared to the years ended December 31, 2016 and December 31, 2015, respectively.

Other revenues

Net interest expense decreased $23.7 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to an increase in interest income on mortgage loans held for sale as a result of an increase in average mortgage loan inventory and an increase in the placement fees we receive relating to the custodial funds that we manage, partially offset by an increase in interest expense incurred to fund the growth in our average inventory of mortgage loans held for sale and to finance our MSRs. The increase in interest expense was primarily due to the issuance of $900 million in term notes secured by Ginnie Mae MSRs during 2017.

In 2017, we entered into a master repurchase agreement that provides us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. We recorded $9.2 million of such incentives in Interest expense during the year ended December 31, 2017. The master repurchase agreement has an initial term of six months extendable for three additional six-month terms at the option of the lender. There is no assurance that we will continue to receive such incentives upon the maturity of this agreement.

Net interest expense increased $5.7 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to growth in financing of our investments in non-interest earning assets — primarily MSRs which are financed in part with ESS sales.

H.R. 1, known as the Tax Act was enacted on December 22, 2017.  The Tax Act reduces the federal corporate tax rate to 21% from the previous maximum rate of 35%, effective January 1, 2018. GAAP requires that the effect of tax legislation be recognized in the period in which the law was enacted.  We re-measured our deferred tax assets and liabilities and recorded a tax benefit of $13.7 million to our income tax expense in the quarter and year ended December 31, 2017.

The change in the corporate tax rate also had a significant effect on the value of the Company’s liability under a tax receivable agreement with Pennymac unitholders that exchanged their ownership units for our common stock. A lower tax rate reduces tax benefits that we might realize from the increased tax basis arising from the unitholder exchanges. In turn, the lower expected tax benefits reduce our corresponding liability under the tax receivable agreement. We re-measured our liability under the tax receivable agreement as a result of the reduction in the federal tax rate from 35% to 21%. We recorded a reduction of $32.0 million in the Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under the tax receivable agreement.

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Dividends from PennyMac Mortgage Investment Trust	$141	$141	$207
Change in fair value of investment in PennyMac Mortgage Investment Trust	(23)	83	(437)
Dividends received and change in fair value	$118	$224	$(230)
Fair value of PennyMac Mortgage Investment Trust shares at year end	$1,205	$1,228	$1,145

Change in fair value of investment in and dividends received from PMT decreased $106,000 during the year ended December 31, 2017 compared to the year ended December 31, 2016 and increased $454,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to changes in the fair value of our investment in PMT. We held 75,000 common shares of PMT during each of the years ended December 31, 2017, 2016 and 2015.

Expenses

Compensation

Our compensation expense is summarized below:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Salaries and wages	$229,710	$211,238	$166,166
Incentive compensation	65,922	78,241	61,216
Taxes and benefits	42,392	36,169	29,359
Stock and unit-based compensation	20,697	16,505	17,521
	$358,721	$342,153	$274,262
Head count:
Average	3,024	2,745	2,239
Year end	3,189	3,038	2,509

Compensation expense increased $16.6 million, or 5%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to an increase in base salaries due to increased average head count during 2017 compared to 2016 resulting from the development of and growth in our mortgage banking segments, partially offset by a decrease in incentive compensation due to lower attainment of profitability targets during 2017 compared to 2016.

Compensation expense increased $67.9 million, or 25%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in compensation was in continuing support of the growth in our mortgage banking activities. Incentive compensation increased primarily due to an increase in production-related incentives, arising from growth in our mortgage loan production and, to a lesser extent, increased incentive compensation due to increased profitability in 2016 compared to 2015.

Servicing

Servicing expense increased $31.8 million and $17.8 million in the years ended December 31, 2017 and 2016 compared to the years ended December 31, 2016 and 2015, respectively. The increases were due to growth in our government-insured or guaranteed mortgage servicing portfolio, which includes mortgage loans that are subject to nonreimbursable servicing advance losses, and to the EBO program to purchase defaulted mortgage loans out of seasoned Ginnie Mae pools. The EBO program reduces the ultimate cost of servicing such mortgage loan pools but accelerates loss recognition when the mortgage loans are purchased. The EBO program reduces the ongoing cost of servicing defaulted mortgage loans subject to Ginnie Mae MBS when we purchase and either sell the defaulted loans or finance them with debt at interest rates below the Ginnie Mae MBS pass-through rates.

During the year ended December 31, 2017, we purchased $2.9 billion in UPB of EBOs as compared to $1.6 billion for the year ended December 31, 2016 and $883.6 million for the year ended December 31, 2015, producing current period expense as accumulated non-reimbursable interest advances, net of interest receivable from the mortgage loans’ insurer or guarantor at the debenture rate of interest applicable to the respective mortgage loans, are charged to servicing expense when the mortgage loans are purchased from the Ginnie Mae pools.

Technology

Technology expense increased $16.7 million and $10.2 million in the years ended December 31, 2017 and 2016 compared to the years ended December 31, 2016 and 2015, respectively. The increases were primarily due to growth in loan servicing operations and continued investment in loan production and servicing infrastructure.

Occupancy and equipment

Occupancy and equipment expenses increased $5.5 million and $9.1 million during the years ended December 31, 2017 and 2016, compared to the years ended December 31, 2016 and 2015, respectively. The increases are primarily attributable to expansion of our facilities made to accommodate our growth.

Marketing

Marketing expenses increased $3.9 million and decreased $400,000 during the years ended December 31, 2017 and 2016 compared to the years ended December 31, 2016 and 2015, respectively. The increase in 2017 primarily due to increased outsourced loan solicitation calling campaigns during 2017.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT.  The expense amounts presented in our income statement are net of these allocations.  Common overhead expense amounts allocated to PMT during the years ended December 31, 2017, 2016 and 2015 are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Technology	$1,423	$3,136	$4,629
Occupancy and equipment	2,880	3,383	4,085
Other	1,003	1,379	2,028
Total expenses	$5,306	$7,898	$10,742

Provision for Income Taxes

For the years ended December 31, 2017, 2016 and 2015, our effective tax rates were 7.3%, 12.0%, and 11.3%, respectively. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate. The lower effective tax rate for 2017 also reflects the impact of the repricing of the net deferred tax liability resulting from the change in the federal statutory rate from 35% to 21% under the Tax Act.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2017	2016
	(in thousands)
ASSETS
Cash and short-term investments	$207,805	$185,331
Mortgage loans held for sale at fair value	3,099,103	2,172,815
Servicing advances, net	318,066	348,306
Investments in and advances to affiliates	172,869	168,863
Carried Interest due from Investment Funds	8,552	70,906
Mortgage servicing rights	2,119,588	1,627,672
Mortgage loans eligible for repurchase	1,208,195	382,268
Other	233,915	177,741
Total assets	$7,368,093	$5,133,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$3,821,409	$2,580,906
Payable to affiliates	419,970	555,052
Liability for mortgage loans eligible for repurchase	1,208,195	382,268
Other	198,845	216,320
Total liabilities	5,648,419	3,734,546
Stockholders' equity	1,719,674	1,399,356
Total liabilities and stockholders' equity	$7,368,093	$5,133,902

Total assets increased $2.3 billion from $5.1 billion at December 31, 2016 to $7.4 billion at December 31, 2017. The increase was primarily due to an increase of $926.3 million in mortgage loans held for sale at fair value, an increase in mortgage loans eligible for repurchase of $825.9 million arising from the growth and seasoning of our portfolio of MSRs backed by government guaranteed and insured mortgage loans and the effects of natural disasters and an increase of $491.9 million of MSRs, primarily resulting from our ongoing mortgage loan production and $183.8 million of MSRs purchased in bulk portfolio transactions in 2017.

Total liabilities increased by $1.9 billion from $3.7 billion as of December 31, 2016 to $5.6 billion as of December 31, 2017. The increase was primarily attributable an increase in borrowings to fund growth in our inventory of mortgage loans held for sale at fair value and our investments in MSRs.

Cash Flows

Our cash flows for the three years ended December 31, 2017 are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Operating	$(883,585)	$(938,522)	$53,144
Investing	(339,231)	(34,739)	(563,142)
Financing	1,161,174	967,156	539,214
Net decrease in cash	$(61,642)	$(6,105)	$29,216

Operating activities

Net cash (used in) provided by operating activities totaled ($883.6) million, ($938.5) million, and $53.1 million during the years ended December 31, 2017, 2016, and 2015 respectively. The decrease in cash used in operating activities in 2017 as compared to 2016 was primarily due to a decrease in the rate of growth in our inventory of mortgage loans held for sale during the year ended December 31, 2017 as compared to 2016. The increase in cash used in operating activities during 2016 as compared to 2015 was primarily due to an increase in mortgage loans held for sale at December 31, 2016 as compared to December 31, 2015.

Investing activities

Net cash used in investing activities was $337.2 million during the year ended December 31, 2017, an increase of $302.4 million compared to the year ended December 31, 2016. The increase was primarily due to increased purchases of MSRs during 2017 as compared to 2016. Net cash used in investing activities was $34.7 million during 2016, a reduction from $563.1 million in 2015 due to large purchases of MSRs and advances made to PMT under a note receivable during 2015 that did not recur during 2016.

Financing activities

Net cash provided by financing activities was $1.2 billion during the year ended December 31, 2017, primarily due to an increase in loans sold under agreements to repurchase and notes payable used to finance the growth in our inventory of mortgage loans held for sale and MSRs.

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

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation certificates, ESS financing, notes payable (including a revolving credit agreement) and a capital lease.  All of our borrowings other than ESS, term notes payable and our obligation under capital lease have short-term maturities and provide for terms of approximately one year. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. The table below presents the average outstanding, maximum and ending balances for years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Average balance	$1,829,257	$1,438,181	$823,490
Maximum daily balance	$3,022,656	$2,661,746	$1,976,744
Balance at year end	$2,380,866	$1,736,922	$1,167,405

The differences between the average and maximum daily balances on our repurchase agreements reflect the fluctuations throughout the month of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

Our Board approved stock repurchase program allows us to repurchase up to $50 million of our Class A common stock using open market stock purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of Class A common stock. We intend to finance the stock repurchase program through cash on hand.

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

Off‑Balance Sheet Arrangements and Aggregate Contractual Obligations

Off‑Balance Sheet Arrangements

As of December 31, 2017, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of December 31, 2017, we had contractual obligations totaling $8.2 billion, comprised of borrowings, commitments to purchase and originate mortgage loans, a payable to exchanged Private National Mortgage Acceptance

Company, LLC unitholders under tax receivable agreement, and anticipated payments related to excess servicing spread financing. We also lease our office facilities and license certain software to support our loan servicing operations.

All agreements to repurchase assets and mortgage loan participation and sale agreements that matured between December 31, 2017 and the date of this Report have been renewed, replaced, extended or repaid and are described in Note 13—Borrowings in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by year
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate mortgage loans	$3,654,955	$3,654,955	$—	$—	$—
Assets sold under agreements to repurchase	2,380,866	2,380,866	—	—	—
Mortgage loan participation purchase and sale agreements	527,706	527,706	—	—	—
Notes payable	900,006	6	400,000	500,000	—
Obligations under capital lease	20,971	13,609	7,362	—	—
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust (1)	236,534	—	—	—	236,534
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	44,011	—	12,429	7,318	24,264
Anticipated interest payments related to notes payable	180,407	50,800	82,931	46,676	—
Anticipated interest payments related to excess servicing spread financing at fair value	85,851	13,350	21,710	16,046	34,745
Software licenses (2)	32,238	16,119	16,119	—	—
Office leases	96,254	13,688	28,607	21,892	32,067
Total	$8,159,799	$6,671,099	$569,158	$591,932	$327,610

(1)	The ESS financing obligation payable to PMT does not have a stated contractual maturity date and will pay down as the underlying MSRs receive the excess servicing fee rate due to PMT.

(2)

Software licenses include both volume and activity‑based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $1.5 million per month. Estimated payments for such software licenses are based on the number of loans currently serviced by us, which totaled approximately 1.2 million at December 31, 2017. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the year ended December 31, 2017, software license fees totaled $21.1 million.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2017:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$489,565	April 27, 2018	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC	$112,168	January 13, 2018	April 27, 2018
Deutsche Bank AG	$76,542	March 17, 2018	June 30, 2018
Bank of America, N.A.	$34,857	March 19, 2018	May 25, 2018
Morgan Stanley Bank, N.A.	$10,339	February 15, 2018	August 24, 2018
JPMorgan Chase Bank, N.A.	$7,662	February 16, 2018	October 12, 2018
BNP Paribas	$5,280	March 20, 2018	November 16, 2018
Royal Bank of Canada	$1,747	March 10, 2018	March 29, 2018
Citibank, N.A.	$1,506	February 2, 2018	March 2, 2018
Barclays Bank PLC	$685	February 1, 2018	February 1, 2018

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

All of our non-ESS financing borrowings discussed above have short-term maturities that expire as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$910,320	$1,093,000	$293,000	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC (3)	$100,000	$407,000	$407,000	April 27, 2018
Deutsche Bank AG	$593,864	$750,000	$—	September 6, 2018
Bank of America, N.A.	$406,355	$500,000	$225,000	May 25, 2018
Morgan Stanley Bank, N.A.	$138,982	$500,000	$175,000	August 24, 2018
JPMorgan Chase Bank, N.A.	$90,443	$500,000	$50,000	October 12, 2018
BNP Paribas	$87,753	$200,000	$100,000	November 16, 2018
Royal Bank of Canada	$23,752	$135,000	$40,000	March 29, 2018
Citibank, N.A.	$23,010	$700,000	$275,000	March 2, 2018
Barclays Bank PLC (4)	$6,387	$170,000	$—	February 1, 2018
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$527,706	$550,000	$—	May 25, 2018
Notes payable
GMSR 2017-GT1 Term Note	$400,000	$400,000	$—	February 25, 2020
GMSR 2017-GT2 Term Note	$500,000	$500,000	$—	August 25, 2022
Barclays Bank PLC (4)	$—	$130,000	$130,000	February 1, 2018
Credit Suisse AG	$—	$150,000	$150,000	November 16, 2018
Obligations under capital lease
Banc of America Leasing and Capital LLC	$20,971	$35,000	$—	March 23, 2020

(1)	Outstanding indebtedness as of December 31, 2017.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

(3)	The borrowing of $100 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of sales of a variable funding note under an agreement to repurchase.

(4)	The borrowings with Barclays Bank PLC are subject to a total aggregate facility amount of $300 million, of which $130 million represents the maximum amount for MSRs.

All debt financing arrangements that matured between December 31, 2017 and the date of this Report have been renewed or extended with the exception of our financing arrangements with Barclays Bank PLC, which we allowed to expire on February 1, 2018 in accordance with its terms.

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

Prepayment Risk

To the extent that the actual prepayment rate on the mortgage loans underlying our MSRs differs from what we projected when we initially recognized the MSRs, MSLs, and ESS financing and when we measured fair value as of the end of each reporting period, the carrying value of our investment in MSRs will be affected. In general, a decrease in the principal balances of the mortgage loans underlying our MSRs or an increase in prepayment expectations will accelerate the amortization and may result in impairments of our MSRs accounted for using the amortization method and decrease our estimates of the fair value of both the MSRs accounted for using the amortization method and those accounted for using the fair value method, thereby reducing net servicing income, partially offset by the beneficial effect on net servicing income of a corresponding reduction in the fair value of our MSLs and ESS.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,604,633	$1,541,121	$1,511,204	$1,454,726	$1,428,049	$1,377,557
Change in fair value:
$	$122,207	$58,695	$28,778	$(27,700)	$(54,376)	$(104,869)
%	8.2%	4.0%	1.9%	(1.9)%	(3.7)%	(7.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,585,583	$1,532,107	$1,506,818	$1,458,881	$1,436,141	$1,392,912
Change in fair value:
$	$103,157	$49,681	$24,393	$(23,544)	$(46,284)	$(89,514)
%	7.0%	3.4%	1.6%	(1.6)%	(3.1)%	(6.0)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$1,527,288	$1,504,857	$1,493,641	$1,471,210	$1,459,994	$1,437,563
Change in fair value:
$	$44,863	$22,431	$11,216	$(11,216)	$(22,431)	$(44,863)
%	3.0%	1.5%	0.8%	(0.8)%	(1.5)%	(3.0)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of December 31, 2017, given several shifts in pricing spreads, prepayment speed and annual per‑loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$685,095	$660,703	$649,154	$627,250	$616,855	$597,094
Change in fair value:
$	$47,085	$22,693	$11,144	$(10,760)	$(21,155)	$(40,916)
%	7.4%	3.6%	1.7%	(1.7)%	(3.3)%	(6.4)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$685,480	$660,851	$649,219	$627,201	$616,771	$596,972
Change in fair value:
$	$47,470	$22,841	$11,209	$(10,809)	$(21,239)	$(41,038)
%	7.4%	3.6%	1.8%	(1.7)%	(3.3)%	(6.4)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$662,997	$650,504	$644,257	$631,763	$625,516	$613,023
Change in fair value:
$	$24,987	$12,494	$6,247	$(6,247)	$(12,494)	$(24,987)
%	3.9%	2.0%	1.0%	(1.0)%	(2.0)%	(3.9)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our excess servicing spread financing accounted for using the fair value method as of December 31, 2017, given several shifts in pricing spread and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$244,865	$240,630	$238,565	$234,537	$232,572	$228,737
Change in fair value:
$	$8,330	$4,096	$2,031	$(1,997)	$(3,962)	$(7,798)
%	3.5%	1.7%	0.9%	(0.8)%	(1.7)%	(3.3)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$260,436	$247,961	$242,125	$231,175	$226,034	$216,357
Change in fair value:
$	$23,901	$11,427	$5,590	$(5,359)	$(10,500)	$(20,177)
%	10.1%	4.8%	2.4%	(2.3)%	(4.4)%	(8.5)%

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our  internal control over financial reporting as of December 31, 2017 has been audited  by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which  appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PennyMac Financial Services, Inc.

3043 Townsgate Rd

Westlake Village, CA 91361

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Financial Services, Inc. and subsidiaries (“the

Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 9, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 9, 2018

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2018, which is within 120 days after the end of fiscal year 2017.

Item 11.  Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2018, which is within 120 days after the end of fiscal year 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2018, which is within 120 days after the end of fiscal year 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2018, which is within 120 days after the end of fiscal year 2017.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed May 1, 2018, which is within 120 days after the end of fiscal year 2017.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation of PennyMac Financial Services, Inc.	8-K	May 14, 2013

3.2	Amended and Restated Bylaws of PennyMac Financial Services, Inc.	8-K	August 19, 2013

4.1	Specimen Class A Common Stock Certificate.	S-1/A	April 29, 2013

10.1	Fourth Amended and Restated Limited Liability Company Agreement of Private National Mortgage Acceptance Company, LLC, dated as of May 8, 2013.	8-K	May 14, 2013

10.2	First Amendment to Fourth Amended and Restated Limited Liability Company Agreement of Private National Mortgage Acceptance Company, LLC, dated as of November 16, 2017.	*

10.3	Exchange Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and Private National Mortgage Acceptance Company, LLC and the Company Unitholders.	8-K	May 14, 2013

10.4	First Amendment to Exchange Agreement, dated as of November 16, 2017, between PennyMac Financial Services, Inc., Private National Mortgage Acceptance Company, LLC and the Company Unitholders.	*

10.5	Tax Receivable Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. Private National Mortgage Acceptance Company, LLC and each of the Members.	8-K	May 14, 2013

10.6	Registration Rights Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and the Holders.	8-K	May 14, 2013

10.7	Stockholder Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and BlackRock Mortgage Ventures, LLC.	8-K	May 14, 2013

10.8	Stockholder Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc. and HC Partners LLC.	8-K	May 14, 2013

10.9†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	8-K	May 14, 2013

10.10†	First Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	*

10.11†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.	8-K	May 16, 2013

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

10.12†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Executive Officers.	10-Q	November 6, 2015

10.13†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Other Eligible Participants.	10-Q	November 6, 2015

10.14†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement.	8-K	June 17, 2013

10.15†	Form of PennyMac Financial Services, Inc. Indemnification Agreement.	S-1/A	April 5, 2013

10.16†	Employment Agreement, dated December 8, 2015, among Stanford L. Kurland, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 14, 2015

10.17†	First Amendment to Employment Agreement, dated as of April 5, 2017, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Financial Services, Inc. and Stanford L. Kurland.	8-K	April 7, 2017

10.18†	Employment Agreement, dated December 8, 2015, among David A. Spector, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 14, 2015

10.19†	First Amendment to Employment Agreement, dated as of April 5, 2017, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Financial Services, Inc. and David A. Spector.	8-K	April 7, 2017

10.20

Second Amended and Restated Management Agreement, dated as of September 12, 2016, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		8-K	September 12, 2016

10.21

Amendment No. 1 to Second Amended and Restated Management Agreement, dated as of September 27, 2017, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		10-Q	November 7, 2017

10.22	Third Amended and Restated Flow Servicing Agreement, dated as of September 12, 2016, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	8-K	September 12, 2016

10.23	Amended and Restated Mortgage Banking Services Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	September 12, 2016

10.24	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 25, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	August 8, 2017

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

10.25	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of October 31, 2017, by and among PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	November 7, 2017

10.26	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of December 1, 2017, by and among PennyMac Loan Services, LLC and PennyMac Corp.	*

10.27	Amended and Restated MSR Recapture Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	September 12, 2016

10.28	Amendment No. 1 to Amended and Restated MSR Recapture Agreement, dated as of December 1, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	*

10.29

Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		S-1	February 7, 2013

10.30	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC.	8-K	December 24, 2014

10.31

Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, among PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC.

		10-Q	May 8, 2015

10.32	Second Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2016, by and between PennyMac Loan Services, LLC, and PennyMac Holdings, LLC.	8-K	December 21, 2016

10.33

Second Amended and Restated Flow Servicing Agreement, dated as of August 1, 2008, as amended effective as of January 1, 2012, by and between PNMAC Mortgage Opportunity Fund Investors, LLC and PennyMac Loan Services, LLC.

		S-1	February 7, 2013

10.34	Amendment No. 1 to the Second Amended and Restated Flow Servicing Agreement, dated as of December 5, 2014, by and among PennyMac Loan Services, LLC and PNMAC Mortgage Opportunity Fund Investors, LLC.	10-Q	August 7, 2015

10.35	Amended and Restated Flow Servicing Agreement, by and between PNMAC Mortgage Co., LLC and PennyMac Loan Services, LLC, dated August 1, 2010.	S-1/A	March 26, 2013

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

10.36	Amendment No. 1 to the Amended and Restated Flow Servicing Agreement, dated as of December 4, 2014, by and among PennyMac Loan Services, LLC and PNMAC Mortgage Co., LLC.	10-Q	August 7, 2015

10.37	Amended and Restated Flow Servicing Agreement, dated as of August 1, 2010, by and between PNMAC Mortgage Opportunity Fund, LP and PennyMac Loan Services, LLC.	S-1/A	March 26, 2013

10.38	Amendment No. 1 to the Amended and Restated Flow Servicing Agreement, dated as of December 4, 2014, by and among PennyMac Loan Services, LLC and PNMAC Mortgage Opportunity Fund, L.P.	10-Q	August 7, 2015

10.39	Investment Management Agreement, dated as of August 1, 2008, between PNMAC Mortgage Opportunity Fund Investors, LLC and PNMAC Capital Management, LLC.	S-1	February 7, 2013

10.40	Investment Management Agreement, as amended and restated May 26, 2011, by and between PNMAC Mortgage Opportunity Fund, L.P. and PNMAC Capital Management, LLC.	S-1	February 7, 2013

10.41	Master Repurchase Agreement, dated as of March 17, 2011, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	S-1	February 7, 2013

10.42	Amendment No. 1 to Master Repurchase Agreement, dated as of July 21, 2011, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company,.	S-1/A	April 22, 2013

10.43	Amendment No. 2 to Master Repurchase Agreement, dated as of March 23, 2012, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	S-1/A	April 22, 2013

10.44	Amendment No. 3 to Master Repurchase Agreement, dated as of August 28, 2012, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	S-1/A	April 22, 2013

10.45	Amendment No. 4 to Master Repurchase Agreement, dated as of January 3, 2013, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	S-1/A	April 22, 2013

10.46	Amendment No. 5 to Master Repurchase Agreement, dated as of March 28, 2013, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	S-1/A	April 22, 2013

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

10.47	Amendment No. 6 to Master Repurchase Agreement, dated as of January 31, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	8-K	February 6, 2014

10.48	Amendment No. 7 to Master Repurchase Agreement, dated as of March 27, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	10-Q	May 15, 2014

10.49	Amendment No. 8 to Master Repurchase Agreement, dated as of August 13, 2014, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	10-Q	November 14, 2014

10.50	Amendment No. 9 to Master Repurchase Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	10-K	March 13, 2015

10.51	Amendment No. 10 to Master Repurchase Agreement, dated as of March 29, 2016, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	10-Q	May 9, 2016

10.52	Amendment No. 11 to Master Repurchase Agreement, dated as of May 23, 2017, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	8-K	May 30, 2017

10.53	Guaranty, dated as of March 17, 2011, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A.	10-K	March 13, 2015

10.54	Amended and Restated Master Repurchase Agreement, dated as of March 3, 2017, among Citibank, N.A. and PennyMac Loan Services, LLC.	8-K	March 9, 2017

10.55	Amendment Number One to Amended and Restated Master Repurchase Agreement, dated as of June 19, 2017, between Citibank, N.A. and PennyMac Loan Services, LLC.	8-K	June 21, 2017

10.56	Guaranty Agreement, dated as of June 26, 2012, by Private National Mortgage Acceptance Company, LLC in favor of Citibank, N.A.	10-K	March 13, 2015

10.57

Third Amended and Restated Master Repurchase Agreement, dated as of April 28, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		8-K	May 3, 2017

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

10.58

Amendment No. 1 to Third Amended and Restated Master Repurchase Agreement, dated as of June 1, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	August 8, 2017

10.59

Amendment No. 2 to Third Amended and Restated Master Repurchase Agreement, dated as of December 20, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

*

10.60

Amendment No. 3 to Third Amended and Restated Master Repurchase Agreement, dated as of February 1, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		8-K	February 7, 2018

10.61	Amended and Restated Guaranty, dated as of April 28, 2017, by Private National Mortgage Acceptance LLC in favor of Credit Suisse First Boston Mortgage Capital LLC.	8-K	May 3, 2017

10.62	Master Repurchase Agreement, dated as of July 2, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.	8-K	July 8, 2013

10.63	Amendment Number One to the Master Repurchase Agreement, dated as of August 26, 2013, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.	S-1	October 1, 2013

10.64	Amendment Number Two to the Master Repurchase Agreement, dated as of January 28, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.	10-Q	May 15, 2014

10.65	Amendment Number Three to the Master Repurchase Agreement, dated as of June 30, 2014, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.	10-Q	August 14, 2014

10.66	Amendment Number Four to the Master Repurchase Agreement, dated as of June 29, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.	10-Q	August 7, 2015

10.67	Amendment Number Five to the Master Repurchase Agreement, dated as of July 27, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.	8-K	July 27, 2015

10.68	Amendment Number Six to the Master Repurchase Agreement, dated as of November 9, 2015, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.	10-K	March 10, 2016

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

10.69	Amendment Number Seven to the Master Repurchase Agreement, dated July 26, 2016, by and between PennyMac Loan Services, LLC and Morgan Stanley Bank, N.A.	10-Q	August 9, 2016

10.70

Amendment Number Eight to the Master Repurchase Agreement, dated August 26, 2016, by and between PennyMac Loan Services, LLC, Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

		10-Q	November 8, 2016

10.71	Amendment Number Nine to the Master Repurchase Agreement, dated June 20, 2017, by and between PennyMac Loan Services, LLC, Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	June 21, 2017

10.72	Amendment Number Ten to the Master Repurchase Agreement, dated August 25, 2017, by and between PennyMac Loan Services, LLC, Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-Q	November 7, 2017

10.73	Guaranty Agreement, dated as of July 2, 2013, by Private National Mortgage Acceptance Company, LLC in favor of Morgan Stanley Bank, N.A.	8-K	July 8, 2013

10.74

Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 13, 2014, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A.

		10-Q	August 14, 2014

10.75

Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-K	March 13, 2015

10.76

Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-K	March 10, 2016

10.77

Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	August 9, 2016

10.78

Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2017, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	August 8, 2017

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

10.79

Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of May 23, 2017, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	August 8, 2017

10.80

Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 1, 2017, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		8-K	September 8, 2017

10.81	Amended and Restated Guaranty, dated as of August 13, 2014, by Private National Mortgage Acceptance Company, LLC in favor of Bank of America, N.A.	10-Q	August 14, 2014

10.82	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	March 10, 2016

10.83	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 7, 2015

10.84	Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	August 9, 2016

10.85	Amendment No. 1 to Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of September 27, 2017, by and among PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	November 7, 2017

10.86

Servicing Agreement, dated as of July 13, 2015, between PennyMac Corp., PennyMac Holdings, LLC, any other parties signing this Agreement as owner of Mortgage Loans listed in Schedule I and any New Owners, PennyMac Loan Services, LLC, and Midland Loan Services, a division of PNC Bank, National Association.

		10-K	March 10, 2016

10.87	Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of June 1, 2016, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC.	10-Q	August 9, 2016

10.88

Amendment No. 1 to Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of September 27, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC.

		10-Q	November 7, 2017

10.89	Amendment Number Five to the Loan and Security Agreement, dated as of December 1, 2017, among Barclays Bank PLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

10.90	Master Lease Agreement No. 30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC.	8-K	December 14, 2015

10.91	Addendum to Master Lease Agreement No. 30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC.	8-K	December 14, 2015

10.92	Schedule Number 001 to Master Lease Agreement, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC.	8-K	December 14, 2015

10.93	Schedule Number 002 to Master Lease Agreement, dated as of May 4, 2016, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC.	10-Q	March 31, 2016

10.94	Schedule Number 003 to Master Lease Agreement, dated as of November 3, 2016, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC.	8-K	November 4, 2016

10.95	Schedule Number 004 to Master Lease Agreement, dated as of March 23, 2017, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC.	8-K	March 27, 2017

10.96	Guaranty, dated as of December 9, 2015, by PennyMac Loan Services, LLC in favor of Banc of America Leasing & Capital, LLC.	8-K	December 14, 2015

10.97

Amended and Restated Credit Agreement, dated November 18, 2016, by and among Private National Mortgage Acceptance Company, LLC, the lenders that are parties thereto, Credit Suisse AG and Credit Suisse Securities (USA) LLC.

		8-K	November 22, 2016

10.98	Amendment No. 1 to Amended and Restated Credit Agreement, dated November 17, 2017, by and among Private National Mortgage Acceptance Company, LLC and Credit Suisse AG.	*

10.99

Amended and Restated Collateral and Guaranty Agreement, dated November 18, 2016, by and among Private National Mortgage Acceptance Company, LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Financial Services, Inc., PNMAC Capital Management, LLC, PennyMac Loan Services, LLC and PNMAC Opportunity Fund Associates, LLC.

		8-K	November 22, 2016

10.100	Master Repurchase Agreement, dated as of August 19, 2016, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A.	8-K	August 23, 2016

10.101	First Amendment to Master Repurchase Agreement, dated as of May 23, 2017, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A.	8-K	May 30, 2017

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

10.102	Second Amendment to Master Repurchase Agreement, dated as of September 27, 2017, between JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.	10-Q	November 7, 2017

10.103	Third Amendment to Master Repurchase Agreement, dated as of October 13, 2017, between JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.	10-Q	November 7, 2017

10.104	Guaranty, dated as of August 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of JPMorgan Chase Bank. N.A.	8-K	August 23, 2016

10.105	Master Repurchase Agreement, dated as of September 19, 2016, between Royal Bank of Canada and PennyMac Loan Services, LLC.	8-K	September 22, 2016

10.106	Amendment No. 1 to Master Repurchase Agreement, dated as of May 3, 2017, between Royal Bank of Canada and PennyMac Loan Services, LLC.	10-Q	August 8, 2017

10.107	Amendment No. 2 to Master Repurchase Agreement, dated as of September 22, 2017, between Royal Bank of Canada and PennyMac Loan Services, LLC.	10-Q	November 7, 2017

10.108

Base Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		8-K	December 21, 2016

10.109

Amended and Restated Base Indenture, dated as of February 16, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		8-K	February 23, 2017

10.110

Second Amended and Restated Base Indenture, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		8-K	August 16, 2017

10.111

Series 2016-MSRVF1 Indenture Supplement to Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	December 21, 2016

10.112

Series 2016-MBSADV1 Indenture Supplement to Indenture, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		10-K	March 9, 2017

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

10.113

Omnibus Amendment No. 1 to the Series 2016-MSRVF1 Indenture Supplement and Series 2016-MBSADV1 Indenture Supplement, dated as of February 16, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	February 23, 2017

10.114

Series 2017-GT1 Indenture Supplement, dated as of February 16, 2017, to Amended and Restated Base Indenture, dated as of February 16, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC.

		8-K	February 23, 2017

10.115

Series 2017-GT2 Indenture Supplement, dated as of August 10, 2017, to Second Amended and Restated Base Indenture, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital.

		8-K	August 16, 2017

10.116	Guaranty, dated as of December 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC.	8-K	August 16, 2017

10.117	Master Repurchase Agreement, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.	8-K	December 21, 2016

10.118

Amendment No. 1 to Master Repurchase Agreement, dated as of February 16, 2017, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC and consented to by Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	February 23, 2017

10.119

Amendment No. 2 to Master Repurchase Agreement, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC and consented to by Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 16, 2017

10.120	Guaranty, dated as of December 19, 2016, made by Private National Mortgage Acceptance Company, LLC, in favor of PNMAC GMSR ISSUER TRUST.	8-K	December 21, 2016

10.121	Amendment No. 1 to Guaranty, dated as of February 16, 2017, by and between PNMAC GMSR ISSUER TRUST and Private National Mortgage Acceptance Company, LLC.	8-K	February 23, 2017

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

10.122	Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, PennyMac Loan Services, LLC, and PennyMac Mortgage Investment Trust.	8-K	December 21, 2016

10.123	Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC.	8-K	December 21, 2016

10.124	Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST and PennyMac Holdings, LLC.	8-K	December 21, 2016

10.125	Master Repurchase Agreement, dated as of December 19, 2016, by and among, Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, and PennyMac Loan Services, LLC.	8-K	December 21, 2016

10.126	Guaranty, dated as of December 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC.	10-Q	November 7, 2017

10.127	Master Repurchase Agreement, dated as of November 1, 2016, among JPMorgan Chase Bank, National Association, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.	8-K	November 4, 2016

10.128	Guaranty, dated as of November 1, 2016, by Private National Mortgage Acceptance Company, LLC, in favor of JPMorgan Chase Bank, National Association.	8-K	November 4, 2016

10.129	Master Repurchase Agreement, dated as of August 21, 2017, by and among PennyMac Loan Services, LLC and Deutsche Bank, AG, Cayman Islands Branch.	8-K	August 24, 2017

10.130	Guaranty, dated as of August 21, 2017, by Private National Mortgage Acceptance Company, LLC in favor of Deutsche Bank AG, Cayman Islands Branch.	8-K	August 24, 2017

10.131	Master Repurchase Agreement, dated as of November 17, 2017, by and among BNP Paribas, PennyMac Loan Services, LLC and Private National Mortgage Acceptqance Company, LLC.	8-K	November 22, 2017

10.132	Guaranty, dated as of November 17, 2017, by Private National Mortgage Acceptance Company, LLC in favor of BNP Paribus.	8-K	November 22, 2017

10.133	Loan and Security Agreement, dated as of February 1, 2018, by and among Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	8-K	February 7, 2018

21.1	Subsidiaries of PennyMac Financial Services, Inc.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 (ii) the Consolidated Statements of Income for the years ended December 31, 2017 and December 31, 2016, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016 and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith

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

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PennyMac Financial Services, Inc.

3043 Townsgate Road

Westlake Village, CA 91361

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Financial Services, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2017 and 2016, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 9, 2018

We have served as the Company’s auditor since 2008.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
	(in thousands, except share amounts)
ASSETS
Cash (includes $20,765 and $91,788 pledged to creditors)	$37,725	$99,367
Short-term investments at fair value	170,080	85,964
Mortgage loans held for sale at fair value (includes $3,081,987 and $2,125,174 pledged to creditors)	3,099,103	2,172,815
Derivative assets	78,179	82,905
Servicing advances, net (includes valuation allowance of $59,958 and $45,425; $114,643 and $81,306 pledged to creditors)	318,066	348,306
Carried Interest due from Investment Funds pledged to creditors	8,552	70,906
Investment in PennyMac Mortgage Investment Trust at fair value	1,205	1,228
Mortgage servicing rights (includes $638,010 and $515,925 at fair value; $2,098,067 and $1,617,671 pledged to creditors)	2,119,588	1,627,672
Real estate acquired in settlement of loans	2,447	1,418
Furniture, fixtures, equipment and building improvements, net (includes $23,915 and $25,134 pledged to creditors)	29,453	31,321
Capitalized software, net (includes $1,568 and $515 pledged to creditors)	25,729	11,205
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	144,128	150,000
Receivable from PennyMac Mortgage Investment Trust	27,119	16,416
Receivable from Investment Funds	417	1,219
Mortgage loans eligible for repurchase	1,208,195	382,268
Other	98,107	50,892
Total assets	$7,368,093	$5,133,902
LIABILITIES
Assets sold under agreements to repurchase	$2,381,538	$1,735,114
Mortgage loan participation purchase and sale agreements	527,395	671,426
Notes payable	891,505	150,942
Obligations under capital lease	20,971	23,424
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	236,534	288,669
Derivative liabilities	5,796	22,362
Accounts payable and accrued expenses	106,716	134,611
Mortgage servicing liabilities at fair value	14,120	15,192
Payable to Investment Funds	2,427	20,393
Payable to PennyMac Mortgage Investment Trust	136,998	170,036
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	44,011	75,954
Income taxes payable	52,160	25,088
Liability for mortgage loans eligible for repurchase	1,208,195	382,268
Liability for losses under representations and warranties	20,053	19,067
Total liabilities	5,648,419	3,734,546

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 23,529,970 and 22,426,779 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 46 and 49 shares, respectively	—	—
Additional paid-in capital	204,103	182,772
Retained earnings	265,306	164,549
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	469,411	347,323
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	1,250,263	1,052,033
Total stockholders' equity	1,719,674	1,399,356
Total liabilities and stockholders’ equity	$7,368,093	$5,133,902

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2017	2016	2015
	(in thousands, except earnings per share)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$369,815	$539,872	$328,551
From PennyMac Mortgage Investment Trust	21,989	(8,092)	(7,836)
	391,804	531,780	320,715
Mortgage loan origination fees:
From non-affiliates	112,124	118,844	87,130
From PennyMac Mortgage Investment Trust	7,078	6,690	4,390
	119,202	125,534	91,520
Fulfillment fees from PennyMac Mortgage Investment Trust	80,359	86,465	58,607
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	475,848	385,633	290,474
From PennyMac Mortgage Investment Trust	43,064	50,615	46,423
From Investment Funds	1,461	2,583	2,636
Ancillary and other fees	58,924	46,910	43,139
	579,297	485,741	382,672
Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	(292,588)	(324,198)	(156,939)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	19,350	23,923	3,810
	(273,238)	(300,275)	(153,129)
Net mortgage loan servicing fees	306,059	185,466	229,543
Management fees:
From PennyMac Mortgage Investment Trust	22,584	20,657	24,194
From Investment Funds	1,001	2,089	4,043
	23,585	22,746	28,237
Carried Interest from Investment Funds	(1,040)	980	2,628
Net interest expense:
Interest income:
From non-affiliates	135,141	73,297	45,812
From PennyMac Mortgage Investment Trust	8,038	7,830	3,343
	143,179	81,127	49,155
Interest expense:
To non-affiliates	127,569	83,605	43,172
To PennyMac Mortgage Investment Trust	16,951	22,601	25,365
	144,520	106,206	68,537
Net interest expense	(1,341)	(25,079)	(19,382)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	118	224	(230)
Results of real estate acquired in settlement of loans	94	(82)	—
Revaluation of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	32,940	551	(1,695)
Other	3,683	3,302	3,167
Total net revenues	955,463	931,887	713,110
Expenses
Compensation	358,721	342,153	274,262
Servicing	117,696	85,857	68,085
Technology	52,013	35,322	25,164
Occupancy and equipment	22,615	17,140	8,056
Loan origination	20,429	22,528	17,396
Professional services	17,845	18,078	15,473
Marketing	9,118	5,264	5,664
Other	21,117	22,462	19,817
Total expenses	619,554	548,804	433,917
Income before provision for income taxes	335,909	383,083	279,193
Provision for income taxes	24,387	46,103	31,635
Net income	311,522	336,980	247,558
Less: Net income attributable to noncontrolling interest	210,765	270,901	200,330
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$100,757	$66,079	$47,228

Earnings per share
Basic	$4.34	$2.98	$2.17
Diluted	$4.03	$2.94	$2.17
Weighted average shares outstanding
Basic	23,199	22,161	21,755
Diluted	24,999	76,629	76,104

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock				Noncontrolling
					interest in Private
			Additional		National Mortgage
	Number of	Par	paid-in	Retained	Acceptance
	shares	value	capital	earnings	Company, LLC	Total
	(in thousands)
Balance at December 31, 2014	21,578	$2	$162,720	$51,242	$593,302	$807,266
Net income	—	—	—	47,228	200,330	247,558
Stock and unit-based compensation	77	—	5,017	—	12,504	17,521
Distributions	—	—	—	—	(9,630)	(9,630)
Issuance of Class A common stock in settlement of directors' fees	17	—	297	—	—	297
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	319	—	4,982	—	(4,982)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(662)	—	—	(662)
Balance at December 31, 2015	21,991	2	172,354	98,470	791,524	1,062,350
Net income	—	—	—	66,079	270,901	336,980
Stock and unit-based compensation	111	—	4,646	—	11,701	16,347
Distributions	—	—	—	—	(15,216)	(15,216)
Issuance of Class A common stock in settlement of directors' fees	24	—	313	—	—	313
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	301	—	6,877	—	(6,877)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(1,418)	—	—	(1,418)
Balance at December 31, 2016	22,427	2	182,772	164,549	1,052,033	1,399,356
Net income	—	—	—	100,757	210,765	311,522
Stock and unit-based compensation	—	—	7,545	—	14,406	21,951
Issuance of Class A common stock in settlement of directors' fees	—	—	160	—	178	338
Repurchase of Class A common stock	(505)	—	(8,599)	—	—	(8,599)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	1,608	—	27,119	—	(27,119)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(4,894)	—	—	(4,894)
Balance of December 31, 2017	23,530	$2	$204,103	$265,306	$1,250,263	$1,719,674

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flow from operating activities
Net income	$311,522	$336,980	$247,558
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(391,804)	(531,780)	(320,715)
Accrual of servicing rebate payable to Investment Funds	129	306	1,269
Amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	273,238	300,275	153,129
Carried Interest from Investment Funds	1,040	(980)	(2,628)
Capitalization of interest on mortgage loans held for sale at fair value	(44,922)	(29,234)	(16,875)
Accrual of interest on excess servicing spread financing	16,951	22,601	25,365
Amortization of debt issuance costs and premiums	6,348	11,052	7,775
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	23	(83)	437
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(32,940)	(551)	1,695
Results of real estate acquired in settlement in loans	(94)	82	—
Stock-based compensation expense	20,697	16,198	17,521
Provision for servicing advance losses	43,249	35,503	29,782
Loss from disposition of fixed assets and impairment of capitalized software	1,336	—	—
Depreciation and amortization	8,395	5,849	2,423
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(42,624,288)	(42,051,505)	(31,490,920)
Originations of mortgage loans held for sale	(5,557,244)	(6,491,107)	(4,143,240)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(3,957,384)	(2,168,685)	(1,116,700)
Sale and principal payments of mortgage loans held for sale to non-affiliates	50,235,245	49,633,909	36,679,638
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	904,097	21,541	28,445
Repurchase of mortgage loans subject to representations and warranties	(20,324)	(19,248)	(22,601)
Increase in servicing advances	(15,675)	(85,955)	(100,506)
Collection of Carried Interest	61,314	—	—
Sale of real estate acquired in settlement of loans	4,655	—	—
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(11,475)	2,969	7,637
Decrease (increase) in receivable from Investment Funds	673	(209)	(294)
Decrease in deferred tax asset	—	18,668	29,726
Increase in other assets	(46,068)	(19,282)	(18,100)
(Decrease) increase in accounts payable and accrued expenses	(41,412)	33,041	26,307
Decrease in payable to Investment Funds	(17,966)	(10,036)	(5,479)
(Decrease) increase in payable to PennyMac Mortgage Investment Trust	(34,076)	5,589	37,627
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(6,726)	—	(5,132)
Increase in income taxes payable	29,901	25,570	—
Net cash (used in) provided by operating activities	(883,585)	(938,522)	53,144
Cash flow from investing activities
Increase in short-term investments	(84,116)	(39,645)	(24,632)
Net settlement of derivative financial instruments used for hedging	(36,618)	(27,315)	2,033
Purchase of mortgage servicing rights	(178,531)	(146)	(382,824)
Purchase of furniture, fixtures, equipment and leasehold improvements	(6,791)	(21,852)	(9,122)
Acquisition of capitalized software	(16,992)	(8,537)	(2,782)
Sale of assets purchased from PMT under agreement to resell	5,872	—	—
Advance on financing receivable from PennyMac Mortgage Investment Trust	—	—	(168,546)
Repayment of financing receivable from PennyMac Mortgage Investment Trust	—	—	18,546
(Increase) decrease in margin deposits and restricted cash	(22,055)	62,756	4,185
Net cash used in investing activities	(339,231)	(34,739)	(563,142)
Cash flow from financing activities
Sale of assets under agreements to repurchase	35,698,381	45,925,047	33,125,237
Repurchase of assets sold under agreements to repurchase	(35,054,437)	(45,355,531)	(33,187,830)
Issuance of mortgage loan participation certificates	23,011,607	32,336,793	17,722,964
Repayment of mortgage loan participation certificates	(23,155,463)	(31,900,130)	(17,631,704)
Advances on notes payable	935,000	122,920	352,243
Repayment of notes payable	(186,935)	(33,661)	(29,411)
Advances of obligations under capital lease	10,298	16,952	13,579
Repayment of obligations under capital lease	(12,751)	(7,107)	—
Issuance of excess servicing spread financing	—	—	271,554
Repayment of excess servicing spread financing	(54,980)	(69,992)	(78,578)
Settlement of excess servicing spread financing	—	(59,045)	—
Payment of debt issuance costs	(22,201)	(11,747)	(9,210)
Consideration reecived for acceptance of mortgage servicing liability	—	10,139	—
Proceeds from exercise of common stock options	1,254	149	—
Repurchase of common stock	(8,599)	—	—
Distribution to Private National Mortgage Acceptance Company, LLC members	—	(7,631)	(9,630)
Net cash provided by financing activities	1,161,174	967,156	539,214
Net (decrease) increase in cash	(61,642)	(6,105)	29,216
Cash at beginning of year	99,367	105,472	76,256
Cash at end of year	$37,725	$99,367	$105,472

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

Presently, PCM has management agreements with PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., (the “Master Fund”), both registered under the Investment Company Act of 1940, as amended, an affiliate of these registered funds, PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, the “Investment Funds”), and PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust (“REIT”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.” In 2017, the Investment Funds sold substantially all of their investments. PCM expects to complete liquidation of the Investment Funds during 2018.

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

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Revenues generated from these entities (generally comprised of gains on mortgage loans held for sale, mortgage loan origination fees, fulfillment fees, mortgage loan servicing fees, management fees, Carried Interest, and net interest charged to these entities) totaled 20%, 18%,  and 16% of total net revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Short‑Term Investments

Short‑term investments, which represent investments in accounts with a depository institution such as money market funds, are carried at fair value. Changes in fair value are recognized in current period income. The Company classifies its short‑term investments as “Level 1” fair value assets.

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

Derivative Financial Instruments

The Company holds and issues derivative financial instruments in connection with its operating activities. Derivative financial instruments are created as a result of certain of the Company’s operations and the Company also enters into derivative transactions as part of its interest rate risk management activities. Derivative financial instruments created as a result of the Company’s operations include:

•	Interest rate lock commitments (“IRLCs”) that are created when the Company commits to purchase or originate a mortgage loan acquired for sale at specified interest rates.

•

Derivatives that are embedded in a master repurchase agreement with a non-affiliate that provides for the Company to receive incentives for financing mortgage loans that satisfy certain consumer relief characteristics as provided in the master repurchase agreement.

The Company is exposed to price risk relative to its mortgage loans held for sale as well as to IRLCs. The Company bears price risk from the time a commitment to fund a mortgage loan is made to a borrower or to purchase a mortgage loan from PMT, to the time the mortgage loan is sold. During this period, the Company is exposed to losses if mortgage market interest rates increase, because the fair value of the purchase commitment or prospective mortgage loan decreases. The Company also is exposed to risk relative to the fair value of its mortgage servicing rights (“MSRs”) when interest rates decrease.

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

The Company accounts for its derivative financial instruments as free‑standing derivatives. The Company does not designate its derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the consolidated balance sheet at fair value with changes in the fair values being reported in current period income. Changes in fair value of derivative financial instruments hedging IRLCs, mortgage loans held for sale at fair value and MSRs are included in Net gains on mortgage loans held for sale at fair value or in Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities, as applicable, in the Company’s consolidated statements of income. Changes in fair value of derivative assets relating to a master repurchase agreement are included in Interest expense.

When the Company has multiple derivative financial instruments with the same counterparty subject to a master netting arrangement, it offsets the amounts recorded as assets and liabilities and amounts recognized for the right to reclaim cash collateral it has deposited with the counterparty or the obligation to return cash collateral it has collected from the counterparty arising from that master netting arrangement. Such offset amounts are presented as either a net asset or liability by counterparty on the Company’s consolidated balance sheets.

Servicing Advances

Servicing advances represent advances made on behalf of borrowers and the mortgage loans’ investors to fund property taxes, insurance premiums and out-of-pocket collection costs (e.g., preservation and restoration of mortgaged or real estate owned property, legal fees, and appraisals). Servicing advances are made in accordance with the Company’s servicing agreements and, when made, are deemed recoverable. The Company periodically reviews servicing advances for collectability and provides a valuation allowance for amounts estimated to be uncollectable. Servicing advances are written off when they are deemed uncollectable.

Carried Interest Due from Investment Funds

Carried Interest, in general terms, is the share of any profits in excess of specified levels that the general partners receive as compensation. The Company has a general partnership interest or other Carried Interest arrangement with the Investment Funds, and earns Carried Interest thereunder. The amount of Carried Interest to be recorded each period is based on the cash flows that would be realized by all partners assuming liquidation of the Investment Funds’ remaining investments as of the measurement date. The Company receives Carried Interest in the priority of distribution as provided in the charter documents relating to the respective Investment Funds.

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

The Company recognizes MSRs and MSLs initially at fair value, either as proceeds from or liabilities incurred in, sales of mortgage loans where the Company assumes the obligation to service the mortgage loan in the sale transaction, or from the purchase of MSRs or receipt of cash for acceptance of MSLs.

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

Capitalized Software

The Company capitalizes certain consulting, payroll, and payroll‑related costs related to computer software developed for internal use. Once development is complete and the software is placed in service, the Company amortizes the capitalized costs over five to seven years using the straight‑line method.

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

Borrowings

The carrying value of borrowings other than ESS are based on the accrued cost of the agreements. The costs of creating the facilities underlying the agreements are included in the carrying value of the agreements and are amortized to Interest expense over the terms of the respective borrowing facilities:

•

Debt issuance costs relating to revolving facilities, such as repurchase agreement and mortgage loan participation purchase and sale facilities are amortized on the straight line basis over the term of the facility;

•	Debt issuance cost relating to non-revolving debts, such as Notes payable are amortized using the interest method;

•

Premiums recorded as the results of recognition of repurchase agreement derivatives are amortized to Interest expense over the contractual term of the repurchase agreement. Unamortized premiums relating to repurchase agreements repaid before the transaction’s contractual maturity are credited to Interest expense.

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

Fulfillment Fees

Fulfillment fees represent fees the Company collects for services it performs on behalf of PMT in connection with the acquisition, packaging and sale of mortgage loans. Fulfillment fee amounts are based upon a negotiated fee schedule and the unpaid principal balance of the mortgage loans purchased by PMT. The Company’s obligation under the agreement is fulfilled when PMT completes the sale or securitization of a mortgage loan it purchases. Fulfillment fees are generally collected within 30 days of purchase by PMT, although a portion of the fulfillment fees may not be collected until 30 days following sale or securitization to the extent such sale or securitization does not occur in the month of purchase. Fulfillment fee revenue is recognized in the month the fee is earned.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees are received by the Company for servicing residential mortgage loans. Mortgage loan servicing activities include loan administration, collection, and default management, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and REO property dispositions.

Mortgage loan servicing fee amounts are based upon fee schedules established by the applicable investor and on the unpaid principal balance of the mortgage loans serviced in the case of prime mortgage loans or the applicable mortgage loan’s collection status in the case of special servicing.

The Company’s obligations under its mortgage loan servicing agreements are fulfilled as the Company services the mortgage loans and are collected when the mortgage loan payments are received from the borrowers in the case of prime mortgage loan servicing or within 30 days of the applicable month-end from the investor for special servicing.

Prime mortgage loan servicing fees are recorded net of Agency guarantee fees paid by the Company and are recognized when the mortgage loan payments are received from the borrowers. Mortgage loan servicing fees relating to special servicing are recognized in the month in which the mortgage loans are serviced.

Management fees

Management fees represent compensation to the Company for its management services provided to the Advised Entities. Management fees are earned based on the Investment Funds’ net assets and PMT’s shareholders’ equity amounts and profitability in excess of specified thresholds, and are recognized as services are provided and are paid to the Company on a quarterly basis within 30 days of the end of the quarter.

Stock‑Based Compensation

The Company’s 2013 Equity Incentive Plan provides for awards of nonstatutory and incentive stock options, time‑based restricted stock units, performance‑based restricted stock units, stock appreciation rights, performance units and stock grants. The Company establishes the cost of its share-based awards at the awards’ fair values at the grant date of the awards. The Company estimates the fair value of time‑based restricted stock units and performance‑based restricted stock units awarded with reference to the fair value of its underlying common stock and expected forfeiture rates on the date of the award. The Company estimates the fair value of its stock option awards with reference to the expected price volatility of its shares of common stock and risk-free interest rate for the period that exercisable stock options are expected to be outstanding.

Compensation costs are fixed, except for performance‑based restricted stock units, as of the award date as all grantees are employees of PennyMac or directors of the Company. The cost of performance‑based restricted stock units is adjusted in each reporting period after the grant for changes in expected performance attainment until the performance share units vest. The Company amortizes the cost of stock based awards to compensation expense over the vesting period using the graded vesting method. Expense relating to awards is included in Compensation expense in the consolidated statements of income.

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

As a result of the PennyMac recapitalization and reorganization in 2013, the Company expects to benefit from amortization and other tax deductions due to increases in the tax basis of PennyMac’s assets from the exchange of PennyMac Class A units to the shares of the Company’s common stock. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income. The Company has entered into an agreement with the unitholders of PennyMac that will provide for the additional payment by the Company to exchanging unitholders of PennyMac equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that PFSI realizes due to (i) increases in tax basis resulting from exchanges of the then‑existing unitholders and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Note 4—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and MSR Recapture

The Company provides fulfillment and other services to PMT under a mortgage banking services agreement for which it receives a fulfillment fee. Before September 12, 2016, the fulfillment fee was based on the type of mortgage loan that PMT acquired and equal to a percentage of the unpaid principal balance (“UPB”) of such mortgage loan. The applicable fulfillment fee percentages were (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans sold in accordance with the Ginnie Mae Mortgage‑Backed Securities Guide, and (iii) 0.50% for all other mortgage loans not contemplated above; provided, however, that the Company was permitted, in its sole discretion, to reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction was only credited to the reimbursement applicable to the month in which the related mortgage loan was funded.

Pursuant to the terms of an amended and restated mortgage banking services agreement, the monthly fulfillment fee is an amount that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all mortgage loans purchased in such month, plus (b) in the case of all mortgage loans other than mortgage loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided, however, that no fulfillment fee shall be due or payable to the Company with respect to any mortgage loans underwritten to the Ginnie Mae Mortgage‑Backed Securities Guide. PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, the Company currently purchases mortgage loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT before being purchased by the Company.

In consideration for the mortgage banking services provided by the Company with respect to PMT’s acquisition of mortgage loans under the Company’s early purchase program, the Company is entitled to fees accruing (i) at a rate equal to $1,500 per year per early purchase facility administered by the Company, and (ii) in the amount of $35 for each mortgage loan that PMT acquires thereunder.

The Company sells newly originated loans to PMT under a mortgage loan purchase agreement and a flow commercial mortgage loan purchase agreement. Historically, the Company has used the mortgage loan purchase agreement for the purpose of selling to PMT prime jumbo residential mortgage loans. Beginning in the quarter ended September 30, 2017, the Company also sells non-government insured or guaranteed mortgage loans to PMT under the mortgage loan purchase agreement. The Company sells to PMT small balance commercial mortgage loans, including multifamily mortgage loans, originated as part of its commercial lending activities using the flow commercial mortgage loan purchase agreement.

Pursuant to the terms of an amended and restated MSR recapture agreement, effective September 12, 2016, if the Company refinances mortgage loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey cash in an amount equal to 30% of the fair market value of the MSRs related to all the mortgage loans so originated. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of loan production activities and MSR recapture between the Company and PMT:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net gain (loss) on mortgage loans held for sale at fair value:
Net gain on mortgage loans held for sale to PMT	$28,238	$—	$—
Mortgage servicing rights and excess servicing spread recapture incurred	(6,249)	(8,092)	(7,836)
	$21,989	$(8,092)	$(7,836)
Fair value of mortgage loans sold to PMT	904,097	21,541	28,445

Fulfillment fee revenue	$80,359	$86,465	$58,607
Unpaid principal balance of mortgage loans fulfilled for PMT	$22,971,119	$23,188,386	$14,014,603

Sourcing fees paid to PMT	$12,084	$11,976	$8,966
Unpaid principal balance of mortgage loans purchased from PMT	$40,561,241	$39,908,163	$29,867,580

Tax service fees received from PMT included in Mortgage loan origination fees	$7,078	$6,690	$4,390
Property management fees received from PMT included in Other income	$350	$138	$14
Early purchase program fees earned from PMT included in Mortgage loan servicing fees	$7	$30	$—

Mortgage Loan Servicing

The Company has a mortgage loan servicing agreement with PMT (“Servicing Agreement”). The Servicing Agreement provides for servicing fees of per‑loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the REO. The Company also remains entitled to customary ancillary income and market-based fees and charges relating to mortgage loans it services for PMT. These include boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

•

The base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans to $100 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month.

•

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

•

Except as otherwise provided in the MSR recapture agreement, when the Company effects a refinancing of a mortgage loan on behalf of PMT and not through a third-party lender and the resulting mortgage loan is readily saleable, or the Company originates a loan to facilitate the disposition of an REO, the Company is entitled to receive from PMT market-based fees and compensation consistent with pricing and terms the Company offers unaffiliated parties on a retail basis.

•

Because PMT has a small number of employees and limited infrastructure, the Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, the Company receives a supplemental servicing fee of $25 per month for each distressed mortgage loan. The Company is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred by the Company in performance of its servicing obligations.

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

Following is a summary of mortgage loan servicing fees earned from PMT:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base and supplemental	$305	$330	$260
Activity-based	649	733	371
	954	1,063	631
Mortgage loans at fair value:
Base and supplemental	6,650	11,078	16,123
Activity-based	8,960	18,521	12,437
	15,610	29,599	28,560
Mortgage servicing rights:
Base and supplemental	25,991	19,461	16,911
Activity-based	509	492	321
	26,500	19,953	17,232
	$43,064	$50,615	$46,423

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

The performance incentive fee is equal to the sum of: (a) 10% of the amount by which PMT’s net income attributable to its common shares of beneficial interest for the quarter exceeds (i) an 8% return on equity plus the “high watermark,” up to (ii) a 12% return on PMT’s equity; plus (b) 15% of the amount by which PMT’s net income for the quarter exceeds (i) a 12% return on PMT’s equity plus the “high watermark,” up to (ii) a 16% return on PMT’s equity; plus (c) 20% of the amount by which PMT’s net income for the quarter exceeds a 16% return on equity plus the “high watermark.”

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Base management	$22,280	$20,657	$22,851
Performance incentive	304	—	1,343
	$22,584	$20,657	$24,194

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

The Company received reimbursements from PMT for expenses as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$5,306	$7,898	$10,742
Expenses incurred on PMT's (the Company's) behalf, net	2,257	(163)	582
	$7,563	$7,735	$11,324
Payments and settlements during the period (1)	$64,945	$143,542	$99,967

(1)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019. The Company received $30,000, $0 and $237,000 in reimbursement from PMT during the years ended December 31, 2017, 2016 and 2015, respectively.

Investing Activities

Master Repurchase Agreement

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell:
Activity during the year:
Refinancing of note receivable from PennyMac Mortgage Investment Trust	$—	$150,000	$—
Sale of assets purchased from PMT under agreement to resell	$5,872	$—	$—
Interest income	$8,038	$253	$—
Balance at end of year	$144,128	$150,000	$—
Note receivable from PennyMac Mortgage Investment Trust:
Activity during the year:
Advances to PennyMac Mortgage Investment Trust	$—	$—	$168,546
Repayments and refinancing with repurchase agreement from PennyMac Mortgage Investment Trust	$—	$150,000	$18,546
Interest income	$—	$7,577	$3,343
Balance at end of year	$—	$—	$150,000
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Activity during the year:
Dividends earned from PennyMac Mortgage Investment Trust	$141	$141	$207
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(23)	83	(437)
	$118	$224	$(230)
Balance at end of year:
Fair value	$1,205	$1,228
Number of shares	75	75

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

Following is a summary of financing activities between the Company and PMT:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Excess servicing spread financing:
Issuance:
Cash	$—	$—	$271,554
Pursuant to recapture agreement	$5,244	$6,603	$6,728
Repayment	$54,980	$69,992	$78,578
Settlement	$—	$59,045	$—
Change in fair value	$(19,350)	$(23,923)	$(3,810)
Interest expense	$16,951	$22,601	$25,365
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on mortgage loans held for sale at fair value	$4,820	$6,529	$7,049
Balance at end of year	$236,534	$288,669

Receivable from and Payable to PMT

Amounts due from and payable to PMT are summarized below:

	December 31,
	2017	2016
	(in thousands)
Receivable from PMT:
Allocated expenses and expenses incurred on PMT's behalf	$11,542	$1,046
Servicing fees	6,583	5,465
Management fees	5,901	5,081
Correspondent production fees	1,735	2,371
Conditional Reimbursement	870	900
Fulfillment fees	346	1,300
Interest on assets purchased under agreements to resell	142	253
	$27,119	$16,416
Payable to PMT:
Deposits made by PMT to fund servicing advances	$132,844	$162,945
Mortgage servicing rights recapture payable	282	707
Other	3,872	6,384
	$136,998	$170,036

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

The Company also has loan servicing agreements with the Investment Funds. The loan servicing to be provided by the Company under the loan servicing agreements with the Investment Funds includes collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. The Company may also engage in certain loan origination activities that include refinancing Investment Fund mortgage loans and arranging financings that facilitate sales of REOs.

The loan servicing agreements with the Investment Funds generally provide for fee revenue, which varies depending on the type and quality of the loans being serviced. The Company is also entitled to certain customary market-based fees and charges.

In 2017, the Investment Funds completed the sale of substantially all of their remaining assets. Accordingly, future management and servicing fees from the Investment Funds will be discontinued. In a related distribution of the sale proceeds, the Company received $61.3 million in cash in settlement of the majority of its Carried Interest. The terms of the Investment Funds currently run through December 31, 2018, subject to a one-year extension at the Company’s discretion, in accordance with the terms of the limited liability company and limited partnership agreements that govern the Investment Funds.

Amounts due from and payable to the Investment Funds are summarized below:

	December 31,
	2017	2016
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$6,389	$42,427
PNMAC Mortgage Opportunity Fund Investors, LLC	2,163	28,479
	$8,552	$70,906
Receivable from Investment Funds:
Mortgage loan servicing fee rebate deposit	$300	$250
Management fees	88	500
Expense reimbursements	27	238
Mortgage loan servicing fees	2	231
	$417	$1,219
Payable to Investment Funds:
Deposits received to fund servicing advances	$2,329	$20,221
Other	98	172
	$2,427	$20,393

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with unitholders of PennyMac other than the Company on the date of the IPO that provides for the payment from time to time by the Company to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

The enactment of the Tax Act on December 22, 2017 reduced the federal corporate tax rate to 21% from the previous maximum rate of 35%, effective January 1, 2018. GAAP requires that the effect of tax legislation be recognized in the period in which the law was enacted.

The change in the corporate tax rate also had a significant effect on the value of the Company’s liability under a tax receivable agreement with PennyMac unitholders that exchanged their ownership units for the Company’s common stock. The lower tax rate reduced tax benefits that the Company might realize from the increased tax basis arising from the unitholder exchanges. In turn, the lower expected tax benefits reduced the Company’s corresponding liability under the tax receivable agreement. The Company re-measured its liability under the tax receivable agreement as a result of the reduction in the federal tax rate and recorded a reduction of $32.0 million in the payable to exchanged PennyMac unitholders under the tax receivable agreement due to the change in the federal tax rate.

Following is a summary of activity in Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Activity during the year:
Liability resulting from unit exchanges	$7,723	$2,190	$2,728
Payments under tax receivable agreement	$(6,726)	$—	$(5,132)
Repricing of liability (1)	$(32,940)	$(551)	$1,695
Balance at end of year	$44,011	$75,954

(1)	A reduction of $32.0 million in the payable to exchanged PennyMac unitholders under the tax receivable agreement in 2017 was the result of the change in the federal tax rate under the Tax Act.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement as servicer with the mortgage loans:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows:
Sales proceeds	$50,235,245	$49,633,909	$36,679,638
Servicing fees received (1)	$376,160	$261,163	$140,767
Net servicing advances	$52,353	$8,274	$9,842

(1)	Net of guarantees paid to the Agencies

The following table summarizes the UPB of the mortgage loans sold by the Company in which it maintains continuing involvement:

	December 31,
	2017	2016
	(in thousands)
Unpaid principal balance of mortgage loans outstanding	$120,853,138	$89,516,155
Delinquencies:
30-89 days	$5,097,688	$2,545,970
90 days or more:
Not in foreclosure	$2,303,114	$735,263
In foreclosure	$606,744	$137,856
Foreclosed	$30,310	$2,552
Bankruptcy	$657,368	$256,471

The following tables summarize the UPB of the Company’s mortgage loan servicing portfolio:

	December 31, 2017
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$120,853,138	$—	$120,853,138
Purchased	47,016,708	—	47,016,708
	167,869,846	—	167,869,846
Advised Entities	—	74,980,268	74,980,268
Mortgage loans held for sale	2,998,377	—	2,998,377
	$170,868,223	$74,980,268	$245,848,491
Delinquent mortgage loans:
30 days	$5,326,710	$515,922	$5,842,632
60 days	1,935,216	215,957	2,151,173
90 days or more:
Not in foreclosure	3,690,159	541,945	4,232,104
In foreclosure	916,614	293,835	1,210,449
Foreclosed	41,244	278,890	320,134
	$11,909,943	$1,846,549	$13,756,492
Bankruptcy	$1,046,969	$176,324	$1,223,293
Custodial funds managed by the Company (1)	$3,267,279	$901,041	$4,168,320

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

	December 31, 2016
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$89,516,155	$—	$89,516,155
Purchased	41,735,847	—	41,735,847
	131,252,002	—	131,252,002
Advised Entities	—	60,886,717	60,886,717
Mortgage loans held for sale	2,101,283	—	2,101,283
	$133,353,285	$60,886,717	$194,240,002
Commercial real estate loans subserviced for the Company	$—	$22,338	$22,338
Delinquent mortgage loans:
30 days	$3,240,640	$407,177	$3,647,817
60 days	1,035,871	145,720	1,181,591
90 days or more:
Not in foreclosure	2,203,895	566,496	2,770,391
In foreclosure	937,204	685,001	1,622,205
Foreclosed	28,943	448,017	476,960
	$7,446,553	$2,252,411	$9,698,964
Bankruptcy	$793,517	$280,459	$1,073,976
Custodial funds managed by the Company (1)	$3,097,365	$736,398	$3,833,763

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

Following is a summary of the geographical distribution of mortgage loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	December 31,	December 31,
State	2017	2016
	(in thousands)
California	$45,621,369	$42,303,952
Texas	19,741,970	16,037,426
Florida	17,490,194	12,817,627
Virginia	16,210,673	13,143,510
Maryland	11,350,939	8,564,923
All other states	135,433,346	101,372,564
	$245,848,491	$194,240,002

Note 6—Fair Value

Most of the Company’s assets and certain of its liabilities are measured based on their fair values. The application of fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its fair value as discussed in the following paragraphs.

Fair Value Accounting Elections

Management identified all of its non-cash financial assets other than Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell, its originated MSRs relating to loans with initial interest rates of more than 4.5%, its purchased MSRs and its MSLs to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$170,080	$—	$—	$170,080
Mortgage loans held for sale at fair value	—	2,316,892	782,211	3,099,103
Derivative assets:
Interest rate lock commitments	—	—	60,012	60,012
Repurchase agreement derivatives	—	—	10,656	10,656
Forward purchase contracts	—	4,288	—	4,288
Forward sales contracts	—	2,101	—	2,101
MBS put options	—	3,481	—	3,481
Put options on interest rate futures purchase contracts	3,570	—	—	3,570
Call options on interest rate futures purchase contracts	938	—	—	938
Total derivative assets before netting	4,508	9,870	70,668	85,046
Netting	—	—	—	(6,867)
Total derivative assets	4,508	9,870	70,668	78,179
Investment in PennyMac Mortgage Investment Trust	1,205	—	—	1,205
Mortgage servicing rights at fair value	—	—	638,010	638,010
	$175,793	$2,326,762	$1,490,889	$3,986,577
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$236,534	$236,534
Derivative liabilities:
Interest rate lock commitments	—	—	1,740	1,740
Forward purchase contracts	—	1,272	—	1,272
Forward sales contracts	—	7,031	—	7,031
Total derivative liabilities before netting	—	8,303	1,740	10,043
Netting	—	—	—	(4,247)
Total derivative liabilities	—	8,303	1,740	5,796
Mortgage servicing liabilities at fair value	—	—	14,120	14,120
	$—	$8,303	$252,394	$256,450

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$85,964	$—	$—	$85,964
Mortgage loans held for sale at fair value	—	2,125,544	47,271	2,172,815
Derivative assets:
Interest rate lock commitments	—	—	65,848	65,848
Forward purchase contracts	—	77,905	—	77,905
Forward sales contracts	—	28,324	—	28,324
MBS put options	—	3,934	—	3,934
MBS call options	—	217	—	217
Put options on interest rate futures purchase contracts	3,109	—	—	3,109
Call options on interest rate futures purchase contracts	203	—	—	203
Total derivative assets before netting	3,312	110,380	65,848	179,540
Netting	—	—	—	(96,635)
Total derivative assets	3,312	110,380	65,848	82,905
Investment in PennyMac Mortgage Investment Trust	1,228	—	—	1,228
Mortgage servicing rights at fair value	—	—	515,925	515,925
	$90,504	$2,235,924	$629,044	$2,858,837
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$288,669	$288,669
Derivative liabilities:
Interest rate lock commitments	—	—	6,457	6,457
Forward purchase contracts	—	16,914	—	16,914
Forward sales contracts	—	85,035	—	85,035
Total derivative liabilities before netting	—	101,949	6,457	108,406
Netting	—	—	—	(86,044)
Total derivative liabilities	—	101,949	6,457	22,362
Mortgage servicing liabilities at fair value	—	—	15,192	15,192
	$—	$101,949	$310,318	$326,223

As shown above, certain of the Company’s mortgage loans held for sale, IRLCs, repurchase agreement derivatives, MSRs at fair value, ESS financing at fair value and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for each of the three years ended December 31, 2017 where Level 3 fair value inputs were used:

	Year ended December 31, 2017
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2016	$47,271	$59,391	$—	$515,925	$622,587
Purchases and issuances, net	2,928,249	302,389	10,986	183,850	3,425,474
Sales and repayments	(1,339,580)	—	—	—	(1,339,580)
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	24,471	24,471
Changes in fair value included in income arising from:					—
Changes in instrument-specific credit risk	(1,794)	—	—	—	(1,794)
Other factors	—	115,434	(330)	(86,236)	28,868
	(1,794)	115,434	(330)	(86,236)	27,404
Transfers from Level 3 to Level 2	(851,935)	—	—	—	(851,935)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(418,942)	—	—	(418,942)
Balance, December 31, 2017	$782,211	$58,272	$10,656	$638,010	$1,489,149
Changes in fair value recognized during the year relating to assets still held at December 31, 2017	$(556)	$58,272	$(330)	$(86,236)	$(28,850)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Year ended December 31, 2017
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2016	$288,669	$15,192	$303,861
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	5,244	—	5,244
Accrual of interest	16,951	—	16,951
Repayments	(54,980)	—	(54,980)
Mortgage servicing liabilities resulting from mortgage loan sales	—	17,229	17,229
Changes in fair value included in income	(19,350)	(18,301)	(37,651)
Balance, December 31, 2017	$236,534	$14,120	$250,654
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2017	$(19,350)	$(18,301)	$(37,651)

	Year ended December 31, 2016
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2015	$48,531	$43,773	$660,247	$752,551
Purchases	1,608,627	—	146	1,608,773
Sales and repayments	(1,202,621)	—	—	(1,202,621)
Interest rate lock commitments issued, net	—	429,598	—	429,598
Mortgage servicing rights resulting from mortgage loan sales	—	—	17,319	17,319
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	3,469	—	—	3,469
Other factors	—	143,867	(161,787)	(17,920)
	3,469	143,867	(161,787)	(14,451)
Transfers from Level 3 to Level 2	(410,735)	—	—	(410,735)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(557,847)	—	(557,847)
Balance, December 31, 2016	$47,271	$59,391	$515,925	$622,587
Changes in fair value recognized during the year relating to assets still held at December 31, 2016	$936	$59,391	$(161,787)	$(101,460)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Year ended December 31, 2016
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2015	$412,425	$1,399	$413,824
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	6,603	—	6,603
Accrual of interest	22,601	—	22,601
Repayments	(69,992)	—	(69,992)
Settlement	(59,045)	—	(59,045)
Mortgage servicing liabilities resulting from mortgage loan sales	—	14,991	14,991
Mortgage servicing liabilities assumed	—	10,139	10,139
Changes in fair value included in income	(23,923)	(11,337)	(35,260)
Balance, December 31, 2016	$288,669	$15,192	$303,861
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2016	$(16,713)	$(11,337)	$(28,050)

	Year ended December 31, 2015
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance December 31, 2014	$209,908	$32,401	$325,383	$567,692
Purchases	911,124	—	382,824	1,293,948
Sales and repayments	(844,419)	—	—	(844,419)
Interest rate lock commitments issued, net	—	271,692	—	271,692
Mortgage servicing rights resulting from mortgage loan sales	—	—	18,013	18,013
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	4,233	—	—	4,233
Other factors	—	73,068	(65,973)	7,095
	4,233	73,068	(65,973)	11,328
Transfers from Level 3 to Level 2	(232,315)	—	—	(232,315)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(333,388)	—	(333,388)
Balance, December 31, 2015	$48,531	$43,773	$660,247	$752,551
Changes in fair value recognized during the year relating to assets still held at December 31, 2015	$4,305	$43,773	$(65,973)	$(17,895)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Year ended December 31, 2015
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance December 31, 2014	$191,166	$6,306	$197,472
Issuance of excess servicing spread financing:
For cash	271,554	—	271,554
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	6,728	—	6,728
Accrual of interest	25,365	—	25,365
Repayments	(78,578)	—	(78,578)
Mortgage servicing liabilities resulting from mortgage loan sales	—	20,442	20,442
Mortgage servicing liabilities assumed	—	—	—
Changes in fair value included in income	(3,810)	(25,349)	(29,159)
Balance, December 31, 2015	$412,425	$1,399	$413,824
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2015	$(3,810)	$(25,349)	$(29,159)

The information used in the preceding roll forwards represents activity for any assets and liabilities measured at fair value on a recurring basis and identified as using “Level 3” significant fair value inputs at either the beginning or the end of the years presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain mortgage loans held for sale.

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Year ended December 31,
	2017			2016			2015
	Net gains on	Net		Net gains on	Net		Net gains on	Net
	mortgage	mortgage		mortgage	mortgage		mortgage	mortgage
	loans held	loan		loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$426,092	$—	$426,092	$513,331	$—	$513,331	$372,139	$—	$372,139
Mortgage servicing rights at fair value	—	(86,236)	(86,236)	—	(161,787)	(161,787)	—	(65,973)	(65,973)
	$426,092	$(86,236)	$339,856	$513,331	$(161,787)	$351,544	$372,139	$(65,973)	$306,166
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$19,350	$19,350	$—	$23,923	$23,923	$—	$3,810	$3,810
Mortgage servicing liabilities at fair value	—	18,301	18,301	—	11,337	11,337	—	25,349	25,349
	$—	$37,651	$37,651	$—	$35,260	$35,260	$—	$29,159	$29,159

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	December 31, 2017
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,430,517	$2,326,772	$103,745
90 days or more delinquent:
Not in foreclosure	614,329	614,357	(28)
In foreclosure	54,257	57,248	(2,991)
	$3,099,103	$2,998,377	$100,726

	December 31, 2016
		Principal
		amount
	Fair	due upon
	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,148,947	$2,077,034	$71,913
90 days or more delinquent:
Not in foreclosure	19,227	19,399	(172)
In foreclosure	4,641	4,850	(209)
	$2,172,815	$2,101,283	$71,532

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that are measured at fair value on a nonrecurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,463,552	$1,463,552
Real estate acquired in settlement of loans	—	—	2,355	2,355
	$—	$—	$1,465,907	$1,465,907

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,093,242	$1,093,242
Real estate acquired in settlement of loans	—	—	1,152	1,152
	$—	$—	$1,094,394	$1,094,394

The following table summarizes the total gains (losses) on assets measured at fair values on a nonrecurring basis:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$(6,853)	$(60,487)	$(37,437)
Real estate acquired in settlement of loans	(125)	(86)	—
	$(6,978)	$(60,573)	$(37,437)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell,  Assets sold under agreements to repurchase,  Mortgage loan participation purchase and sale agreements,  Notes payable, and Obligations under capital lease are carried at amortized cost. These assets and liabilities’ fair values do not have observable inputs and the fair value is measured using management’s estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Accordingly, the Company has classified these financial instruments as “Level 3” fair value assets and liabilities and has concluded that those assets and liabilities’ fair values approximate the carrying value due to their short terms and/or variable interest rates.

Valuation Techniques and Inputs

Most of the Company’s financial assets, a portion of its MSRs, its ESS financing and MSLs are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs, ESS and MSLs are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s executive chairman, chief executive, chief financial, chief risk, chief enterprise operations and deputy chief financial officers.

The FAV group is responsible for reporting to the Company’s senior management valuation committee on the changes in the valuation of the “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

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

The Company uses a discounted cash flow model to estimate the fair value of its “Level 3” fair value mortgage loans held for sale at fair value. The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” fair value mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment/resale speeds and total prepayment speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale at fair value:

	December 31,
Key inputs	2017	2016
Discount rate:
Range	2.9% – 10.0%	2.6% – 8.8%
Weighted average	2.9%	3.0%
Twelve-month projected housing price index change:
Range	3.1% – 5.6%	2.0% – 4.5%
Weighted average	3.6%	3.7%
Voluntary prepayment / resale speed (1):
Range	0.2% – 72.2%	0.1% – 24.4%
Weighted average	44.6%	20.9%
Total prepayment speed (2):
Range	0.2% – 75.2%	0.1% – 39.8%
Weighted average	55.8%	34.3%

(1)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(2)	Total prepayment speed is measured using Life Total CPR.

Changes in fair value attributable to changes in instrument specific credit risk are measured by reference to the change in the respective mortgage loan’s delinquency status and performance history at year end from the later of the beginning of the year or acquisition date. Changes in fair value of mortgage loans held for sale are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLC’s fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on mortgage loans acquired for sale at fair value and may be allocated to Net mortgage loan servicing fees – Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities as a hedge of the fair value of MSRs in the consolidated statements of income when it is included as a component of the MSR hedging strategy.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31,
Key inputs	2017	2016
Pull-through rate:
Range	25.0% – 100%	35.0% – 100.0%
Weighted average	85.6%	84.9%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.4 – 5.8	1.2 – 5.9
Weighted average	4.0	4.3
Percentage of unpaid principal balance:
Range	0.3% – 3.0%	0.3% – 2.8%
Weighted average	1.4%	1.3%

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

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified for financial reporting purposes as embedded derivatives and are accounted for separate from the master repurchase agreement. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable input into the valuation of these derivative assets is the ratio of derivative value to outstanding receivable due to the time value of money and the Company’s expected approval rate of the mortgage loans financed under the master repurchase agreement. The ratio included in the Company’s fair value estimate was 97% at December 31, 2017.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Year ended December 31,
	2017		2016		2015
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	value	cost	value	cost	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans amounts in thousands)
MSR and pool characteristics:
Amount recognized	$24,471	$556,630	$17,319	$560,212	$18,013	$454,840
Unpaid principal balance of underlying mortgage loans	$2,316,539	$44,664,551	$1,452,779	$44,827,516	$1,463,150	$32,849,718
Weighted average servicing fee rate (in basis points)	31	31	33	30	33	34
Key inputs:
Pricing spread (1):
Range	7.6% – 11.2%	7.6% – 15.2%	7.2% – 10.5%	7.2% – 14.4%	7.0% – 14.4%	6.8% – 16.2%
Weighted average	10.5%	10.7%	9.2%	9.5%	9.3%	9.2%
Annual total prepayment speed (2):
Range	3.9% – 71.8%	3.4% – 47.6%	3.3% – 53.8%	2.8% – 50.9%	1.9% – 62.4%	2.5% – 50.0%
Weighted average	12.6%	9.1%	11.8%	9.0%	11.8%	8.9%
Life (in years):
Range	0.8 – 11.7	1.5 – 12.2	0.5 – 11.9	1.3 – 12.9	1.1 – 12.3	1.3 – 12.0
Weighted average	6.6	8.1	6.8	8.1	6.5	7.2
Per-loan annual cost of servicing:
Range	$78 – $101	$79 – $101	$68 – $105	$68 – $106	$59 – $101	$59 – $95
Weighted average	$89	$89	$88	$89	$77	$78

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

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs at year end and the effect on the fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	December 31, 2017		December 31, 2016
	Fair	Amortized	Fair	Amortized
	value	cost	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$638,010	$1,481,578	$515,925	$1,111,747
Unpaid principal balance of underlying mortgage loans	$51,883,539	$114,365,698	$43,667,165	$85,509,941
Weighted average note interest rate	4.0%	3.8%	4.1%	3.7%
Weighted average servicing fee rate (in basis points)	32	31	32	31
Key inputs:
Pricing spread (1):
Range	7.6% – 14.1%	7.6% – 14.1%	7.6% – 14.9%	7.6% – 14.9%
Weighted average	9.8%	10.3%	10.1%	10.7%
Effect on fair value of (2):
5% adverse change	($10,760)	($27,700)	($9,097)	($22,382)
10% adverse change	($21,155)	($54,376)	($17,872)	($43,889)
20% adverse change	($40,916)	($104,869)	($34,516)	($84,464)
Prepayment speed (3):
Range	7.9% – 46.2%	7.4% – 44.1%	7.0% – 46.7%	6.6% – 43.9%
Weighted average	10.5%	9.7%	10.3%	8.7%
Average life (in years):
Range	1.2 – 7.8	2.0 – 8.3	1.3 – 8.6	1.6 – 9.4
Weighted average	6.6	7.5	6.7	8.1
Effect on fair value of (2):
5% adverse change	($10,809)	($23,544)	($8,818)	($16,636)
10% adverse change	($21,239)	($46,284)	($17,336)	($32,750)
20% adverse change	($41,038)	($89,514)	($33,533)	($63,513)
Annual per-loan cost of servicing:
Range	$78 – $97	$79 – $97	$78 – $101	$79 – $101
Weighted average	$89	$89	$92	$92
Effect on fair value of (2):
5% adverse change	($6,247)	($11,216)	($5,612)	($8,890)
10% adverse change	($12,494)	($22,431)	($11,225)	($17,781)
20% adverse change	($24,987)	($44,863)	($22,450)	($35,562)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the mortgage loans underlying the ESS, thereby increasing its fair value. Changes in the fair value of ESS are included in Net mortgage loan servicing fees—Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment.

Following are the key inputs used in determining the fair value of ESS financing:

	December 31,
	2017	2016
Carrying value (in thousands)	$236,534	$288,669
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$27,217,199	$32,376,359
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs:
Pricing spread (1):
Range	3.8% – 4.3%	3.8% – 4.8%
Weighted average	4.1%	4.4%
Annualized prepayment speed (2):
Range	8.4% – 41.4%	7.0% – 41.3%
Weighted average	10.8%	10.5%
Average life (in years):
Range	1.4 – 7.7	1.4 – 8.6
Weighted average	6.5	6.8

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to ESS.

(2)	Prepayment speed is measured using Life Total CPR.

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

Following are the key inputs used in determining the fair value of MSLs:

	December 31,
	2017	2016
MSL and pool characteristics:
Carrying value (in thousands)	$14,120	$15,192
Unpaid principal balance of underlying mortgage loans (in thousands)	$1,620,609	$2,074,896
Weighted average servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	7.7%	8.0%
Prepayment speed (2)	32.9%	31.7%
Average life (in years)	3.5	3.7
Annual per-loan cost of servicing	$404	$497

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSLs.

(2)	Prepayment speed is measured using Life Total CPR.

Note 7—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	December 31,	December 31,
	2017	2016
	(in thousands)
Government-insured or guaranteed	$2,085,764	$1,984,020
Conventional conforming	231,128	141,524
Purchased from Ginnie Mae pools serviced by the Company	777,300	40,437
Repurchased pursuant to representations and warranties	4,911	6,834
	$3,099,103	$2,172,815
Fair value of mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$2,530,299	$1,422,255
Mortgage loan participation purchase and sale agreements	551,688	702,919
	$3,081,987	$2,125,174

 Note 8—Derivative Activities

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	December 31, 2017			December 31, 2016
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	3,654,955	$60,012	$1,740	4,279,611	$65,848	$6,457
Repurchase agreement derivatives		10,656	—		—	—
Used for hedging purposes:
Forward purchase contracts	4,920,883	4,288	1,272	12,746,191	77,905	16,914
Forward sales contracts	5,204,796	2,101	7,031	16,577,942	28,324	85,035
MBS put options	4,925,000	3,481	—	1,175,000	3,934	—
MBS call options	—	—	—	1,600,000	217	—
Put options on interest rate futures purchase contracts	2,125,000	3,570	—	1,125,000	3,109	—
Call options on interest rate futures purchase contracts	100,000	938	—	900,000	203	—
Treasury futures purchase contracts	100,000	—	—	—	—	—
Interest rate swap futures purchase contracts	1,400,000	—	—	200,000	—	—
Total derivatives before netting		85,046	10,043		179,540	108,406
Netting		(6,867)	(4,247)		(96,635)	(86,044)
		$78,179	$5,796		$82,905	$22,362
Deposits placed with derivative counterparties		$2,620			$10,591

The following table summarizes the notional value activity for derivative contracts used in the Company’s hedging activities:

	Year ended December 31, 2017
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	year	Additions	expirations	year
	(in thousands)
Forward purchase contracts	12,746,191	181,761,564	(189,586,872)	4,920,883
Forward sale contracts	16,577,942	226,000,107	(237,373,253)	5,204,796
MBS put options	1,175,000	25,050,000	(21,300,000)	4,925,000
MBS call options	1,600,000	17,700,000	(19,300,000)	—
Put options on interest rate futures purchase contracts	1,125,000	11,360,000	(10,360,000)	2,125,000
Call options on interest rate futures purchase contracts	900,000	1,939,300	(2,739,300)	100,000
Put options on interest rate futures sale contracts	—	10,010,000	(10,010,000)	—
Call options on interest rate futures sale contracts	—	2,739,300	(2,739,300)	—
Treasury futures purchase contracts	—	544,900	(444,900)	100,000
Treasury futures sale contracts	—	444,900	(444,900)	—
Interest rate swap futures purchase contracts	200,000	2,100,000	(900,000)	1,400,000
Interest rate swap futures sale contracts	—	900,000	(900,000)	—

	Year ended December 31, 2016
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	year	Additions	expirations	year
	(in thousands)
Forward purchase contracts	5,254,293	210,412,697	(202,920,799)	12,746,191
Forward sale contracts	6,230,811	262,202,884	(251,855,753)	16,577,942
MBS put options	1,275,000	19,225,000	(19,325,000)	1,175,000
MBS call options	—	1,600,000	—	1,600,000
Put options on interest rate futures purchase contracts	1,650,000	15,331,000	(15,856,000)	1,125,000
Call options on interest rate futures purchase contracts	600,000	5,687,500	(5,387,500)	900,000
Put options on interest rate futures sale contracts	—	9,436,000	(9,436,000)	—
Call options on interest rate futures sale contracts	—	550,000	(550,000)	—
Treasury futures purchase contracts	—	585,800	(585,800)	—
Treasury futures sale contracts	—	585,800	(585,800)	—
Interest rate swap futures purchase contracts	—	400,000	(200,000)	200,000
Interest rate swap futures sale contracts	—	200,000	(200,000)	—

	Year ended December 31, 2015
	Balance			Balance
	beginning of		Dispositions/	end of
Instrument	year	Additions	expirations	year
	(in thousands)
Forward purchase contracts	2,634,218	103,571,212	(100,951,137)	5,254,293
Forward sale contracts	3,901,851	137,061,118	(134,732,158)	6,230,811
MBS put options	340,000	3,902,500	(2,967,500)	1,275,000
MBS call options	—	160,000	(160,000)	—
Put options on interest rate futures purchase contracts	755,000	8,790,000	(7,895,000)	1,650,000
Call options on interest rate futures purchase contracts	630,000	6,055,000	(6,085,000)	600,000
Put options on interest rate futures sale contracts	50,000	50,000	(100,000)	—
Call options on interest rate futures sale contracts	—	35,100	(35,100)	—

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts.

	December 31, 2017			December 31, 2016
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$60,012	$—	$60,012	$65,848	$—	$65,848
Repurchase agreement derivatives	10,656	—	10,656	—	—	—
	70,668	—	70,668	65,848	—	65,848
Derivatives subject to master netting arrangements:
Forward purchase contracts	4,288	—	4,288	77,905	—	77,905
Forward sale contracts	2,101	—	2,101	28,324	—	28,324
MBS put options	3,481	—	3,481	3,934	—	3,934
MBS call options	—	—	—	217	—	217
Put options on interest rate futures purchase contracts	3,570	—	3,570	3,109	—	3,109
Call options on interest rate futures purchase contracts	938	—	938	203	—	203
Netting	—	(6,867)	(6,867)	—	(96,635)	(96,635)
	14,378	(6,867)	7,511	113,692	(96,635)	17,057
	$85,046	$(6,867)	$78,179	$179,540	$(96,635)	$82,905

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	December 31, 2017				December 31, 2016
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$60,012	$—	$—	$60,012	$65,848	$—	$—	$65,848
Deutsche Bank	10,656	—	—	10,656	—	—	—	—
RJ O'Brien	4,508	—	—	4,508	2,750	—	—	2,750
Federal National Mortgage Association	1,092	—	—	1,092	—	—	—	—
Goldman Sachs	540	—	—	540	—	—	—	—
Jefferies & Co.	514	—	—	514	540	—	—	540
Cantor Fitzgerald LP	472	—	—	472	265	—	—	265
Barclays Capital	—	—	—	—	12,002	—	—	12,002
Others	385	—	—	385	1,500	—	—	1,500
	$78,179	$—	$—	$78,179	$82,905	$—	$—	$82,905

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	December 31, 2017			December 31, 2016
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$1,740	$—	$1,740	$6,457	$—	$6,457
Derivatives subject to a master netting arrangement:
Forward purchase contracts	1,272	—	1,272	16,914	—	16,914
Forward sale contracts	7,031	—	7,031	85,035	—	85,035
Netting	—	(4,247)	(4,247)	—	(86,044)	(86,044)
	8,303	(4,247)	4,056	101,949	(86,044)	15,905
Total derivatives	10,043	(4,247)	5,796	108,406	(86,044)	22,362
Mortgage loans sold under agreements to repurchase:
Amount outstanding	2,380,866	—	2,380,866	1,736,922	—	1,736,922
Unamortized premiums and debt issuance costs, net	672	—	672	(1,808)	—	(1,808)
	2,381,538	—	2,381,538	1,735,114	—	1,735,114
	$2,391,581	$(4,247)	$2,387,334	$1,843,520	$(86,044)	$1,757,476

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

	December 31, 2017				December 31, 2016
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
IRLCs	$1,740	$—	$—	$1,740	$6,457	$—	$—	$6,457
Credit Suisse First Boston Mortgage Capital LLC	1,010,562	(1,010,320)	—	242	961,533	(960,988)	—	545
Deutsche Bank	593,864	(593,864)	—	—	—	—	—	—
Bank of America, N.A.	406,787	(406,355)	—	432	349,638	(342,769)	—	6,869
Morgan Stanley Bank, N.A.	139,491	(138,983)	—	508	189,756	(188,851)	—	905
JPMorgan Chase Bank, N.A.	90,442	(90,442)	—	—	135,322	(135,322)	—	—
BNP Paribas	87,753	(87,753)	—	—	1,151	—	—	1,151
Royal Bank of Canada	24,835	(23,752)	—	1,083	2,937	—	—	2,937
Citibank, N.A.	23,010	(23,010)	—	—	81,555	(80,525)	—	1,030
Barclays Capital	6,387	(6,387)	—	—	28,467	(28,467)	—	—
Others	1,791	—	—	1,791	2,468	—	—	2,468
	$2,386,662	$(2,380,866)	$—	$5,796	$1,759,284	$(1,736,922)	$—	$22,362

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Income statement line	2017	2016	2015
		(in thousands)
Repurchase agreement derivative	Interest expense	$(330)	$—	$—
Hedged item:
Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale	$(21,255)	$20,619	$(48,960)
Mortgage servicing rights	Net mortgage loan servicing fees–Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	$(37,855)	$26,405	$(7,717)

Note 9—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$70,906	$69,926	$67,298
Carried Interest recognized during the year	(1,040)	980	2,628
Cash received during the year	(61,314)	—	—
Balance at end of year	$8,552	$70,906	$69,926

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

In 2017, the Investment Funds completed the sale of substantially all of their remaining assets. The Company collected a substantial portion of its Carried Interest during the year ended December 31, 2017 and expects to collect the remaining balance, adjusted for intervening income or losses through the date of liquidation of the Investment Funds, in the year ending December 31, 2018.

Note 10—Mortgage Servicing Rights and Mortgage Servicing Liabilties

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$515,925	$660,247	$325,383
Additions:
Purchases	183,850	146	382,824
Mortgage servicing rights resulting from mortgage loan sales	24,471	17,319	18,013
	208,321	17,465	400,837
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(4,771)	(80,244)	7,352
Other changes in fair value (2)	(81,465)	(81,543)	(73,325)
Total change in fair value	(86,236)	(161,787)	(65,973)
Balance at end of year	$638,010	$515,925	$660,247

	December 31,
	2017	2016
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable	$630,711	$509,847

(1)

Principally reflects changes in discount rate and prepayment speed inputs, primarily due to changes in market interest rates, and changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Amortized cost:
Balance at beginning of year	$1,206,694	$798,925	$415,245
Mortgage servicing rights resulting from mortgage loan sales	556,630	560,212	454,840
Amortization	(179,946)	(139,666)	(71,160)
Application of valuation allowance to recognize other-than-temporary impairment	—	(12,777)	—
Balance at end of year	1,583,378	1,206,694	798,925

Valuation allowance:
Balance at beginning of year	(94,947)	(47,237)	(9,800)
Additions	(6,853)	(60,487)	(37,437)
Application of valuation allowance to recognize other-than-temporary impairment	—	12,777	—
Balance at end of year	(101,800)	(94,947)	(47,237)
Mortgage servicing rights, net	$1,481,578	$1,111,747	$751,688
Fair value of mortgage servicing rights at end of year	$1,482,426	$1,112,302	$766,345
Fair value of mortgage servicing rights at beginning of year	$1,112,302	$766,345	$416,802

	December 31,
	2017	2016
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable	$1,467,356	$1,107,824

The following table summarizes the Company’s estimate of future amortization of its existing MSRs. This projection was developed using the inputs used by management in its December 31, 2017 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Year ending December 31,	amortization
(in thousands)
2018	$195,154
2019	174,729
2020	155,777
2021	138,141
2022	122,541
Thereafter	797,036
$1,583,378

Mortgage Servicing Liabilities at Fair Value:

The activity in mortgage servicing liability carried at fair value is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$15,192	$1,399	$6,306
Mortgage servicing liabilities resulting from mortgage loan sales	17,229	14,991	20,442
Mortgage servicing liabilities assumed	—	10,139	—
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	6,526	5,264	(15,653)
Other changes in fair value (2)	(24,827)	(16,601)	(9,696)
Total change in fair value	(18,301)	(11,337)	(25,349)
Balance at end of year	$14,120	$15,192	$1,399

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Servicing fees relating to MSRs and MSLs are recorded in Net mortgage loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs and MSLs are recorded in Net mortgage loan servicing fees—Loan servicing fees—Ancillary and other fees on the consolidated statements of income. The fees are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Contractual servicing fees	$475,848	$385,633	$290,474
Ancillary and other fees:
Late charges	25,097	19,341	5,835
Other	4,603	4,706	2,266
	$505,548	$409,680	$298,575

Note 11—Furniture, Fixtures, Equipment and Building Improvements

Furniture, fixtures, equipment and building improvements is summarized below:

	December 31,
	2017	2016
	(in thousands)
Furniture, fixtures, equipment and building improvements	$54,186	$48,713
Less: Accumulated depreciation and amortization	(24,733)	(17,392)
	$29,453	$31,321
Fixed assets pledged to secure obligations under capital lease	$23,915	$25,134

Depreciation and amortization expenses are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Depreciation and amortization expenses	$8,150	$6,842	$4,149
Less: Depreciation and amortization allocated to PMT(1)	(1,396)	(1,350)	(2,051)
Depreciation and amortization expenses included in Occupancy and equipment	$6,754	$5,492	$2,098

(1)	The Company’s management agreement with PMT provides for allocation by the Company of certain common overhead costs to PMT.

Note 12—Capitalized Software

Capitalized software is summarized below:

	December 31,
	2017	2016
	(in thousands)
Cost	$29,621	$13,457
Less: Accumulated amortization	(3,892)	(2,252)
	$25,729	$11,205
Capitalized software pledged to secure obligation under capital lease	$1,568	$515

Software amortization expense totaled $1.6 million, $357,000 and $324,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  The Company recorded $827,000 of impairment of capitalized software during the year ended December 31, 2017. No such impairment was recorded during the years ended December 31, 2016 and 2015.

Note 13—Borrowings

The borrowing facilities described throughout this Note 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2017.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value or participation certificates backed by MSRs and servicing advances. Eligible mortgage loans and participation certificates backed by MSRs and servicing advances are sold at advance rates based on the fair value of the assets sold. Interest is charged at a rate based on the buyer’s overnight cost of funds rate or on LIBOR depending on the terms of the respective agreements. Mortgage loans and MSRs financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$1,829,257	$1,438,181	$823,490
Weighted average interest rate (1)	3.18%	2.91%	1.78%
Total interest expense	$60,286	$49,791	$21,377
Maximum daily amount outstanding	$3,022,656	$2,661,746	$1,976,744

	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$2,380,866	$1,736,922
Unamortized premiums and debt issuance costs, net	672	(1,808)
	$2,381,538	$1,735,114
Weighted average interest rate	3.24%	3.02%
Available borrowing capacity (2):
Committed	$316,503	$347,487
Uncommitted	2,257,631	857,591
	$2,574,134	$1,205,078
Fair value of assets securing repurchase agreements:
Mortgage loans held for sale	$2,530,299	$1,422,255
Servicing advances	$114,643	$81,306
Mortgage servicing rights	$474,922	$1,479,322
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$144,128	$150,000
Margin deposits placed with counterparties (3)	$3,750	$3,000

(1)	Excludes the effect of amortization of premium and debt issuance costs totaling $1.3 million, $7.3 million, and $7.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets.

(3)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2017	Balance
(dollars in thousands)
Within 30 days	$768,906
Over 30 to 90 days	1,511,960
Over 90 to 180 days	100,000
Total loans sold under agreements to repurchase	$2,380,866
Weighted average maturity (in months)	1.7

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans held for sale sold under agreements to repurchase is summarized by counterparty below as of December 31, 2017:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$489,565	April 27, 2018	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC	$112,168	January 13, 2018	April 27, 2018
Deutsche Bank AG	$76,542	March 17, 2018	June 30, 2018
Bank of America, N.A.	$34,857	March 19, 2018	May 25, 2018
Morgan Stanley Bank, N.A.	$10,339	February 15, 2018	August 24, 2018
JP Morgan Chase Bank, N.A.	$7,662	February 16, 2018	October 12, 2018
BNP Paribas	$5,280	March 20, 2018	November 16, 2018
Royal Bank of Canada	$1,747	March 10, 2018	March 29, 2018
Citibank, N.A.	$1,506	February 2, 2018	March 2, 2018
Barclays Bank PLC	$686	February 1, 2018	February 1, 2018

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

The mortgage loan participation and sale agreements are summarized below:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Average balance	$208,613	$268,416	$157,918
Weighted average interest rate (1)	2.34%	1.75%	1.45%
Total interest expense	$5,496	$5,523	$2,670
Maximum daily amount outstanding	$532,266	$1,268,871	$250,325

(1)	Excludes the effect of amortization of facility fees totaling $545,000, $740,000, and $355,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$527,706	$671,562
Unamortized debt issuance costs	(311)	(136)
	$527,395	$671,426
Weighted average interest rate	2.81%	2.02%
Fair value of mortgage loans pledged to secure mortgage loan participation and sale agreements	$551,688	$702,919

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

The Company entered into a revolving credit agreement, pursuant to which the lenders agreed to make revolving loans in an amount not to exceed $150 million. The proceeds of the loans are to be used solely for working capital and general corporate purposes of the Company and its subsidiaries. Interest on the loans accrues at a per annum rate of interest equal to, at an election of the Company, either LIBOR plus the applicable margin or an alternate base rate (as defined in the credit agreement). During the existence of certain events of default, interest accrues at a higher rate. The maturity date is November 16, 2018.

During December 2015, the Company entered into a note payable which is secured by Fannie Mae and Freddie Mac MSRs.  Interest is charged at a rate based on LIBOR plus the applicable contract margin. The maturity date is February 1, 2018.

Notes payable are summarized below:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Average balance	$586,135	$108,475	$214,235
Weighted average interest rate (1)	5.86%	5.13%	3.28%
Total interest expense	$39,369	$8,688	$9,336
Maximum daily amount outstanding	$900,000	$153,849	$469,380

(1)	Excluding the effect of amortization of debt issuance costs totaling $4.5 million, $3.0 million and 2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$900,006	$151,935
Unamortized debt issuance costs	(8,501)	(993)
	$891,505	$150,942
Weighted average interest rate	5.66%	4.67%
Unused amount	$280,000	$98,065
Assets pledged to secure notes payable:
Cash	$20,765	$91,788
Carried Interest	$8,552	$70,906
Mortgage servicing rights	$1,623,145	$138,349

Obligations Under Capital Lease

In December 2015, the Company entered into a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on March 23, 2020 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Average balance	$24,830	$18,620	$1,132
Weighted average interest rate	3.07%	2.47%	2.34%
Total interest expense	$769	$510	$18
Maximum daily amount outstanding	$30,044	$24,242	$13,579

	December 31,	December 31,
	2017	2016
	(in thousands)
Unpaid principal balance	$20,971	$23,424
Weighted average interest rate	3.26%	2.48%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$23,915	$25,134
Capitalized software	$1,568	$515

Excess Servicing Spread Financing at Fair Value

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

Following is a summary of ESS:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$288,669	$412,425	$191,166
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust:
For cash	—	—	271,554
Pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	5,244	6,603	6,728
Accrual of interest	16,951	22,601	25,365
Repayment	(54,980)	(69,992)	(78,578)
Settlement (1)	—	(59,045)	—
Change in fair value	(19,350)	(23,923)	(3,810)
Balance at end of year	$236,534	$288,669	$412,425

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

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$19,067	$20,611	$13,259
Provision for losses on mortgage loans sold:
Resulting from sales of mortgage loans	5,890	7,090	7,512
Reduction in liability due to change in estimate	(4,301)	(7,672)	—
Incurred losses	(603)	(962)	(160)
Balance at end of year	$20,053	$19,067	$20,611
Unpaid principal balance of mortgage loans subject to representations and warranties at end of year	$120,855,101	$90,650,605

Note 15—Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PennyMac. The Company’s federal tax returns are subject to examination for 2014 and forward and its state tax returns are generally subject to examination for 2013 and forward. PennyMac’s federal partnership returns are subject to examination for 2014 and forward, and its state tax returns are generally subject to examination for 2013 and forward. No returns are currently under examination.

The Company’s tax expense for the year ended December 31, 2017 was significantly impacted by the enactment on December 22, 2017 of H.R. 1, known as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduces the U.S. federal corporate tax rate to 21% from the previous maximum rate of 35%, effective January 1, 2018.

GAAP requires that the effect of tax legislation be recognized in the period in which the law was enacted.  In the fourth quarter of 2017, the Company recorded a tax benefit of $13.7 million due to a re-measurement of deferred tax assets and liabilities resulting from a decrease in the federal tax rate. The re-measurement of the deferred tax assets and liabilities is predominantly based on a reduction to the federal rate as described above which will result in lower tax expense when these deferred tax assets and liabilities are realized. The Company is not aware of any areas of significant interpretation or judgment in the calculation of this benefit. However, if any additional interpretive guidance is released from taxing authorities or accounting standard setters, it is possible these amounts could change the calculation of the tax benefit in future reporting periods.

The revaluation of the deferred tax asset resulting from PennyMac unitholder exchanges under the tax receivable agreement resulted in the repricing of the Company’s corresponding liability under the tax receivable agreement. The Company recorded a reduction of $32.0 million in the payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under the tax receivable agreement.

The following table details the Company’s income tax expense:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Current expense:
Federal	$(81)	$(1,622)	$—
State	56	(244)	—
Total current expense	(25)	(1,866)	—
Deferred expense:
Federal	14,674	38,082	24,819
State	9,738	9,887	6,816
Total deferred expense	24,412	47,969	31,635
Total provision for income taxes	$24,387	$46,103	$31,635

The provision for deferred income taxes for the years ended December 31, 2017, 2016, and 2015 primarily relates to the Company’s investment in PennyMac partially offset by the Company’s generation and utilization of a net operating loss and generation of tax credits. The portion attributable to its investment in PennyMac primarily relates to MSRs that PennyMac received pursuant to sales of mortgage loans held for sale at fair value and Carried Interest from the Investment Funds.

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year ended December 31,
	2017	2016	2015
Federal income tax statutory rate	35.0%	35.0%	35.0%
Less: Rate attributable to noncontrolling interest	(22.0)%	(24.8)%	(25.1)%
State income taxes, net of federal benefit	2.2%	1.6%	1.6%
Tax rate revaluation	(8.0)%	0.0%	0.0%
Other	0.1%	0.2%	(0.2)%
Valuation allowance	0.0%	0.0%	0.0%
Effective tax rate	7.3%	12.0%	11.3%

The components of the Company’s provision for deferred income taxes are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Investment in PennyMac	$34,011	$40,493	$40,272
Net operating loss	(9,675)	8,110	(8,637)
Tax credits	76	(634)	—
Valuation allowance	—	—	—
Total provision for deferred income taxes	$24,412	$47,969	$31,635

The components of Income taxes payable are as follows:

	December 31,
	2017	2016
	(in thousands)
Taxes currently receivable	$(2,126)	$(7,615)
Deferred income tax liability, net	54,286	32,703
Income taxes payable	$52,160	$25,088

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2017	2016
	(in thousands)
Deferred income tax liabilities:
Investment in PennyMac	$65,046	$33,864
Net operating loss carryforward	(10,202)	(527)
Tax credits carryforward	(558)	(634)
Deferred income tax liabilities, net	$54,286	$32,703

The Company recorded a net deferred income tax liability in Income taxes payable in the consolidated balance sheet as of December 31, 2017 and 2016.

The Company recorded a deferred tax asset of $10.2 million related to a net operating loss of approximately $37.4 million, with $1.3 million and $36.1 million generally expiring in 2035 and 2037, respectively. Net operating losses arising in tax years beginning after December 31, 2017 are limited in annual use to 80% of taxable income (without regard to net operating less deduction) but can be carried forward indefinitely. The Company has tax credits of $0.6 million, which generally have no expiration date.

At December 31, 2017 and 2016, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the recognition of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such expenses in the Company’s income tax accounts. No such accruals existed at December 31, 2017 and 2016.

Note 16—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of December 31, 2017, the

Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Regulatory Matters

The Company and/or its subsidiaries are subject to various state and federal regulations related to its loan production and servicing operations by the various states it operates in as well as federal agencies such as the Consumer Financial Protection Bureau, HUD, the Federal Housing Administration as well as subject to the requirements of the Agencies it sells loans to and performs loan servicing for. As the result, the Company may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by the various federal, state and local regulatory bodies.

Commitments to Purchase and Fund Mortgage Loans

December 31, 2017
(in thousands)
Commitments to purchase mortgage loans from PennyMac Mortgage Investment Trust	$2,245,579
Commitments to fund mortgage loans	1,409,376
$3,654,955

Leases

The Company leases office facilities. Rent expense during the years ended December 31, 2017, 2016 and 2015 was $12.3 million, $9.1 million and $4.6 million, respectively.

The following table provides a summary of future minimum lease payments required under lease agreements, which may also contain renewal options as of December 31, 2017:

Twelve months ended December 31,	Future minimum lease payments
(in thousands)
2018	$13,688
2019	14,404
2020	14,203
2021	12,017
2022	9,875
Thereafter	32,067
$96,254

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

Note 17—Stockholders’ Equity

In June 2017, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding Class A common stock.

The following table summarizes the Company’s stock repurchase activity:

	Year ended December 31,			Cumulative
	2017	2016	2015	Total (1)
	(in thousands)
Shares of Class A common stock repurchased	505	—	—	505
Cost of shares of Class A common stock repurchased	$8,599	$—	$—	$8,599

(1)	Amounts represent the total shares of Class A common stock repurchased under the stock repurchase program through December 31, 2017.

The shares of repurchased Class A common stock were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common stock pool.

Note 18—Noncontrolling Interest

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$100,757	$66,079	$47,228
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$27,119	$6,877	$4,982
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC	1,608	301	319

	December 31,	December 31,
	2017	2016
Percentage of noncontrolling interest in Private National Mortgage Acceptance Company, LLC	69.2%	70.6%

Note 19—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
From non-affiliates:
Cash (loss) gain:
Mortgage loans	$(174,669)	$(62,283)	$(82,709)
Hedging activities	(16,866)	10,275	(47,150)
	(191,535)	(52,008)	(129,859)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	563,872	562,540	452,411
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(5,890)	(7,090)	(7,512)
Reduction in liability due to change in estimate	4,301	7,672	—
Change in fair value relating to mortgage loans and hedging derivatives held at year end:
Interest rate lock commitments	(1,120)	15,618	11,372
Mortgage loans	4,576	2,796	3,949
Hedging derivatives	(4,389)	10,344	(1,810)
	369,815	539,872	328,551
From PennyMac Mortgage Investment Trust	21,989	(8,092)	(7,836)
	$391,804	$531,780	$320,715

Note 20—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$2,356	$2,558	$506
Mortgage loans held for sale at fair value	91,972	54,584	42,008
Placement fees relating to custodial funds	40,813	16,155	3,298
	135,141	73,297	45,812
From PennyMac Mortgage Investment Trust—Financings receivable	8,038	7,830	3,343
	143,179	81,127	49,155

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	60,286	49,791	21,377
Mortgage loan participation purchase and sale agreements	5,496	5,523	2,670
Notes payable	39,369	8,688	9,336
Obligations under capital lease	769	510	18
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	16,933	15,102	6,883
Interest on mortgage loan impound deposits	4,716	3,991	2,888
	127,569	83,605	43,172
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	16,951	22,601	25,365
	144,520	106,206	68,537
	$(1,341)	$(25,079)	$(19,382)

(1)

In 2017, the Company entered a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the year ended December 31, 2017, the Company included $9.2 million of such incentives as a reduction in Interest expense. The master repurchase agreement has an initial term of six months renewable for three additional six-month terms at the option of the lender. There can be no assurance whether the lender will renew this agreement upon its maturity.

Note 21—Stock‑based Compensation

The Company’s 2013 Equity Incentive Plan provides for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of December 31, 2017, the Company has 18.8 million units available for future awards.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Performance-based RSUs	$11,020	$9,475	$9,293
Stock options	4,909	4,464	5,713
Time-based RSUs	4,768	2,494	2,294
Exchangeable PNMAC units	—	72	221
	$20,697	$16,505	$17,521

Performance‑Based RSUs

The performance‑based RSUs provide for the issuance of shares of the Company’s Class A common stock based on the attainment of earnings per share and/or return on equity and are generally adjusted for grantee job performance ratings. The satisfaction of the performance goals and issuance of shares will be approved by a committee of the Company’s board of directors. Approximately 779,000 shares vested under the grants with a performance period ended December 31, 2017 will be issued to the grantees in April 2018.

The fair value of the performance‑based RSUs is measured based on the fair value of the Company’s common stock at the grant date, taking into consideration management’s estimate of the expected outcome of the performance goal, and the number of shares to be forfeited during the vesting period. The Company assumes forfeiture rates of 0% ‑ 21.1% per year based on the grantees’ employee classification. The actual amount of shares earned could vary from zero, if the performance goals are not met, to as much as 130% of target, if the performance goals are meaningfully exceeded.

The table below summarizes performance‑based RSU activity:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	2,475	2,350	1,257
Granted	694	813	1,143
Vested	(446)	—	—
Forfeited or cancelled	(334)	(688)	(50)
Outstanding at end of year	2,389	2,475	2,350
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$14.24	$16.30	$15.48
Granted	$18.04	$11.28	$17.21
Vested	$13.65	$—	$—
Forfeited	$14.45	$16.87	$16.46
Outstanding at end of year	$15.57	$14.24	$16.30
Compensation expense recorded during the year	$11,020	$9,475	$9,293

December 31,
2017
Unamortized compensation cost (in thousands)	$10,098
Number of shares expected to vest (in thousands)	1,967
Weighted average remaining vesting period (in months)	11

Stock Options

The stock option award agreements provide for the award of stock options to purchase the optioned Class A common stock. In general, and except as otherwise provided by the agreement, one‑third of the stock option awards vests on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through each anniversary. Each stock option has a term of ten years from the date of grant but expires (1) immediately upon termination of the holder’s employment or other association with the Company for cause, (2) one year after the holder’s employment or other association is terminated due to death or disability and (3) three months after the holder’s employment or other association is terminated for any other reason.

The fair value of each stock option award is estimated on the date of grant using a variant of the Black Scholes model based on the following inputs:

	Year ended December 31,
	2017	2016	2015
Expected volatility (1)	31%	28%	41%
Expected dividends	0%	0%	0%
Risk-free interest rate	0.8% -2.7%	0.3% - 2.1%	0.1% - 2.3%
Expected grantee forfeiture rate	0.0% -21.1%	0.0% -20.2%	0.0% -18.7%

(1)	Based on historical volatilities of the Company’s common stock for 2017 and 2016 grants and based on historical volatilities of comparable companies’ common stock for 2015 grants.

The Company uses its historical employee departure behavior to estimate the grantee forfeiture rates used in its option‑pricing model.  The expected term of common stock options granted is derived from the Company’s option pricing model and represents the period that common stock options granted are expected to be outstanding. The risk‑free interest rate for periods within the contractual term of the common stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The table below summarizes stock option award activity:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per option amounts)
Number of stock options:
Outstanding at beginning of year	2,738	1,845	1,167
Granted	861	962	715
Exercised	(90)	(9)	—
Forfeited	(52)	(60)	(37)
Outstanding at end of year	3,457	2,738	1,845
Weighted average exercise price per option:
Outstanding at beginning of year	$15.81	$18.17	$18.23
Granted	$18.05	$11.29	$17.52
Exercised	$15.04	$17.33	$17.26
Forfeited	$15.58	$15.66	$17.88
Outstanding at end of year	$16.40	$15.81	$18.17
Compensation expense recorded during the year	$4,909	$4,464	$5,713

December 31,
2017
Number of options exercisable at end of year (in thousands)	1,781
Weighted average exercise price per exercisable option	$17.21
Weighted average remaining contractual term (in years):
Outstanding	7.5
Exercisable	6.6
Aggregate intrinsic value:
Outstanding (in thousands)	$20,583
Exercisable (in thousands)	$9,151
Expected vesting amounts at year end:
Number of options expected to vest (in thousands)	1,541
Weighted average vesting period (in months)	10

Time‑Based RSUs

The RSU grant agreements provide for the award of time‑based RSUs, entitling the award recipient to one share of the Company’s Class A common stock for each RSU. One‑third of the time‑based RSUs vest on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through each anniversary.

Compensation cost relating to time‑based RSUs is based on the grant date fair value of the Company’s Class A common stock and the number of shares expected to vest. For purposes of estimating the cost of the time‑based RSUs granted, the Company assumes forfeiture rates of 0% ‑ 21.1% per year based on the grantees’ employee classification.

The table below summarizes time‑based RSU activity:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	382	271	202
Granted	408	261	150
Vested	(173)	(127)	(75)
Forfeited	(17)	(23)	(6)
Outstanding at end of year	600	382	271
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$13.71	$17.81	$17.92
Granted	$18.02	$11.77	$17.87
Vested	$14.66	$17.99	$18.25
Forfeited	$14.87	$15.55	$26.07
Outstanding at end of year	$16.37	$13.71	$17.81
Compensation expense recorded during the year	$4,768	$2,494	$2,294

December 31,
2017
Unamortized compensation cost (in thousands)	$3,626
Number of shares expected to vest (in thousands)	535
Weighted average remaining vesting period (in months)	12

Note 22—Earnings Per Share of Common Stock

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Basic earnings per share of common stock:
Net income attributable to common stockholders	$100,757	$66,079	$47,228
Weighted average shares of common stock outstanding	23,199	22,161	21,755
Basic earnings per share of common stock	$4.34	$2.98	$2.17

Diluted earnings per share of common stock:
Net income attributable to common stockholders	$100,757	$66,079	$47,228
Effect of net income attributable to PennyMac Class A units exchangeable to Class A common stock, net of income taxes	—	159,570	119,697
Net income attributable to common stockholders for diluted earnings per share	$100,757	$225,649	$166,925
Weighted average shares of common stock outstanding applicable to basic earnings per share	23,199	22,161	21,755
Effect of dilutive shares:
PennyMac Class A units exchangeable to Class A common stock	—	53,951	53,803
Non-vested PennyMac Class A units issuable under unit-based stock compensation plan and exchangeable to common stock	—	—	427
Common shares issuable under stock-based compensation plan	1,800	517	119
Weighted average shares of common stock outstanding applicable to diluted earnings per share	24,999	76,629	76,104
Diluted earnings per share of common stock	$4.03	$2.94	$2.17

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the anti-dilutive weighted-average number of outstanding stock options and restricted stock units (“RSUs”) excluded from the calculation of diluted earnings per share:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except exercise price data)
Performance-based RSUs (1)	497	2,054	2,358
Stock options (2)	1,323	1,829	1,748
Exchangeable PNMAC Class A units (3)	53,299	—	—
Total anti-dilutive stock-based compensation units	55,119	3,883	4,106
Weighted average exercise price of anti-dilutive stock options (2)	$16.40	$15.81	$18.17

(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved

(2)

Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices during the year.

(3)	Exchangeable PNMAC units were anti-dilutive during 2017 primarily due to the effect of adoption of the Tax Act on earnings attributable to PNMAC unitholders.

Note 23—Supplemental Cash Flow Information

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash paid for interest	$158,147	$104,938	$69,317
(Refunds received) cash paid for income taxes, net	$(5,513)	$1,866	$1,909
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$581,101	$577,531	$472,853
Mortgage servicing liabilities resulting from mortgage loan sales	$17,229	$14,991	$20,442
Unsettled portion of MSR acquisitions	$5,319	$—	$—
Transfer of Note receivable from PennyMac Mortgage Investment Trust to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	$—	$150,000	$—
Non-cash financing activity:
Transfer of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$5,244	$6,603	$6,728
Unpaid distribution to Private National Mortgage Acceptance Company, LLC members	$—	$7,585	$—
Issuance of Class A common stock in settlement of director fees	$338	$313	$297

Note 24—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of equity to remain a seller/servicer in good standing with the Agencies. Such equity requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Company is subject to financial eligibility requirements for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include tangible net worth of $2.5 million plus 25 basis points (0.25%) of the Company’s total 1-4 unit servicing portfolio, excluding mortgage loans subserviced for others and a liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB in excess of 6.0%.

The Company is also subject to financial eligibility requirements for Ginnie Mae single-family issuers. The eligibility requirements include net worth of $2.5 million plus 35 basis points of PLS' outstanding Ginnie Mae single-family obligations and a liquidity requirement equal to the greater of $1.0 million or 10 basis points of PLS' outstanding Ginnie Mae single-family securities.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	December 31, 2017		December 31, 2016
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$1,561,977	$429,671	$1,289,464	$335,883
Ginnie Mae – PLS	$1,307,580	$674,133	$1,085,549	$455,542
Ginnie Mae – PennyMac	$1,511,201	$741,574	$1,261,565	$501,097
HUD – PLS	$1,307,580	$2,500	$1,085,549	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$196,415	$58,754	$179,230	$45,930
Ginnie Mae – PLS	$196,415	$153,431	$179,230	$115,304
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	21%	6%	26%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 25—Segments

The Company operates in three segments: production, servicing and investment management.

Two of the segments are in the mortgage banking business: production and servicing. The production segment performs mortgage loan origination, acquisition and sale activities. The servicing segment performs servicing of newly originated mortgage loans, execution and management of early buyout transactions and servicing of mortgage loans sourced and managed by the investment management segment for the Advised Entities, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions, managing correspondent production activities for PMT and managing the acquired assets for the Advised Entities.

Financial performance and results by segment are as follows:

	Year ended December 31, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$286,242	$105,562	$391,804	$—	$391,804
Loan origination fees	119,202	—	119,202	—	119,202
Fulfillment fees from PennyMac Mortgage Investment Trust	80,359	—	80,359	—	80,359
Net servicing fees	—	306,059	306,059	—	306,059
Management fees	—	—	—	23,585	23,585
Carried Interest from Investment Funds	—	—	—	(1,040)	(1,040)
Net interest income (expense):
Interest income	61,195	81,984	143,179	—	143,179
Interest expense	35,359	109,112	144,471	49	144,520
	25,836	(27,128)	(1,292)	(49)	(1,341)
Other	2,002	1,710	3,712	183	3,895
Total net revenue	513,641	386,203	899,844	22,679	922,523
Expenses	275,133	327,531	602,664	16,890	619,554
Income before provision for income taxes and non-segment activities	238,508	58,672	297,180	5,789	302,969
Non-segment activities (2)	—	—	—	—	32,940
Income before provision for income taxes	$238,508	$58,672	$297,180	$5,789	$335,909
Segment assets at year end (3)	$2,459,014	$4,886,594	$7,345,608	$19,880	$7,365,488

(1)	All revenues are from external customers.
(2)

Primarily represents repricing Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement, of which, $32.0 million is the result of the change in the federal tax rate under the Tax Act.

(3)	Excludes parent company assets, which consist of working capital of $2.6 million.

	Year ended December 31, 2016
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$464,027	$67,753	$531,780	$—	$531,780
Loan origination fees	125,534	—	125,534	—	125,534
Fulfillment fees from PennyMac Mortgage Investment Trust	86,465	—	86,465	—	86,465
Net servicing fees	—	185,466	185,466	—	185,466
Management fees	—	—	—	22,746	22,746
Carried Interest from Investment Funds	—	—	—	980	980
Net interest income (expense):
Interest income	48,944	32,182	81,126	1	81,127
Interest expense	32,669	73,537	106,206	50	106,256
	16,275	(41,355)	(25,080)	(49)	(25,129)
Other	2,104	1,022	3,126	319	3,445
Total net revenue	694,405	212,886	907,291	23,996	931,287
Expenses	278,309	248,985	527,294	21,510	548,804
Income (loss) before provision for income taxes and non-segment activities	416,096	(36,099)	379,997	2,486	382,483
Non-segment activities (2)	—	—	—	—	600
Income (loss) before provision for income taxes	$416,096	$(36,099)	$379,997	$2,486	$383,083
Segment assets at year end (3)	$2,195,330	$2,841,551	$5,036,881	$91,517	$5,128,398

(1)	All revenues are from external customers

(2)	Primarily represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.

(3)	Excludes parent company assets, which consist primarily of working capital of $5.5 million.

	Year ended December 31, 2015
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues: (1)
Net gains on mortgage loans held for sale at fair value	$310,254	$10,461	$320,715	$—	$320,715
Loan origination fees	91,520	—	91,520	—	91,520
Fulfillment fees from PennyMac Mortgage Investment Trust	58,607	—	58,607	—	58,607
Net servicing fees	—	229,543	229,543	—	229,543
Management fees	—	—	—	28,237	28,237
Carried Interest from Investment Funds	—	—	—	2,628	2,628
Net interest income (expense):
Interest income	39,238	9,917	49,155	—	49,155
Interest expense	19,851	48,686	68,537	—	68,537
	19,387	(38,769)	(19,382)	—	(19,382)
Other	1,868	1,087	2,955	(18)	2,937
Total net revenue	481,636	202,322	683,958	30,847	714,805
Expenses	209,767	201,025	410,792	23,125	433,917
Income before provision for income taxes and non-segment activities	271,869	1,297	273,166	7,722	280,888
Non-segment activities (2)	—	—	—	—	(1,695)
Income before provision for income taxes	$271,869	$1,297	$273,166	$7,722	$279,193
Segment assets at year end (3)	$1,122,242	$2,270,940	$3,393,182	$92,893	$3,486,075

(1)	All revenues are from external customers.

(2)	Represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.

(3)	Excludes parent Company assets, which consist primarily of deferred tax asset of $18.4 million

Note 26—Selected Quarterly Data (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2017				2016
	Dec. 31	Sept. 30	June. 30	Mar. 31	Dec. 31	Sept. 30	June. 30	Mar. 31
	(in thousands, except per share data)
During the quarter:
Net gains on mortgage loans held for sale at fair value	$98,621	$108,136	$98,091	$86,956	$127,932	$182,121	$130,203	$91,524
Fulfillment fees from PennyMac Mortgage Investment Trust	19,175	23,507	21,107	16,570	27,164	27,255	19,111	12,935
Net mortgage loan servicing fees	106,902	78,081	46,913	74,163	95,528	45,864	26,555	17,519
Management fees and Carried Interest	5,993	5,058	6,248	5,246	5,619	5,628	5,974	6,505
Other income	67,943	35,853	29,362	21,538	33,042	30,527	25,963	14,918
	298,634	250,635	201,721	204,473	289,285	291,395	207,806	143,401
Expenses	176,861	156,491	143,761	142,441	159,877	152,117	123,548	113,262
Income before (benefit from) provision for income taxes	121,773	94,144	57,960	62,032	129,408	139,278	84,258	30,139
(Benefit from) provision for income taxes	(2,125)	11,652	7,214	7,646	15,568	16,976	9,963	3,596
Net income	123,898	82,492	50,746	54,386	113,840	122,302	74,295	26,543
Less: Net income attributable to noncontrolling interest	61,580	65,411	40,267	43,507	91,096	98,617	59,820	21,368
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$62,318	$17,081	$10,479	$10,879	$22,744	$23,685	$14,475	$5,175
Earnings per share of common stock:
Basic	$2.67	$0.73	$0.45	$0.48	$1.02	$1.07	$0.66	$0.24
Diluted	$2.44	$0.71	$0.44	$0.47	$1.00	$1.06	$0.65	$0.23
At quarter end:
Mortgage loans held for sale at fair value	$3,099,103	$2,935,593	$3,037,602	$2,277,751	$2,172,815	$3,127,377	$2,097,138	$1,653,963
Mortgage servicing rights	2,119,588	2,016,485	1,951,599	1,725,061	1,627,672	1,337,674	1,290,928	1,337,082
Carried Interest from Investment Funds	8,552	8,547	71,019	70,778	70,906	70,870	70,763	70,519
Servicing advances, net	318,066	262,650	291,907	317,513	348,306	306,150	296,581	284,140
Other assets	1,822,784	1,165,094	1,052,611	860,274	914,203	754,123	860,910	635,559
Total assets	$7,368,093	$6,388,369	$6,404,738	$5,251,377	$5,133,902	$5,596,194	$4,616,320	$3,981,263
Assets sold under agreements to repurchase	$2,381,538	$2,096,492	$3,021,328	$2,034,808	$1,735,114	$2,491,366	$1,591,798	$1,658,578
Mortgage loan participation and sale agreement	527,395	531,776	243,361	241,638	671,426	782,913	737,176	246,636
Notes payable	891,505	890,884	429,692	436,725	150,942	110,619	114,235	127,693
Excess servicing spread financing at fair value to PennyMac Mortgage Investment Trust	236,534	248,763	261,796	277,484	288,669	280,367	294,551	321,976
Other liabilities	1,611,447	1,030,163	937,309	803,127	888,395	640,525	707,707	533,167
Total liabilities	5,648,419	4,798,078	4,893,486	3,793,782	3,734,546	4,305,790	3,445,467	2,888,050
Total equity	1,719,674	1,590,291	1,511,252	1,457,595	1,399,356	1,290,404	1,170,853	1,093,213
Total liabilities and equity	$7,368,093	$6,388,369	$6,404,738	$5,251,377	$5,133,902	$5,596,194	$4,616,320	$3,981,263

Note 27—Parent Company Information

The Company’s debt financing agreements require PLS, the Company’s indirect controlled subsidiary, to comply with financial covenants that include a minimum tangible net worth of $500 million. PLS is limited from transferring funds to the Parent by this minimum tangible net worth requirement.

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands)
ASSETS
Cash	$2,605	$5,505
Investments in subsidiaries	556,439	472,792
Due from subsidiaries	6,538	3,585
Total assets	$565,582	$481,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	$44,011	$75,954
Income taxes payable	52,160	25,077
Total liabilities	96,171	101,031
Stockholders' equity	469,411	380,851
Total liabilities and stockholders' equity	$565,582	$481,882

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Revenues
Dividends from subsidiary	$—	$6,418	$3,825
Interest	—	49	121
Revaluation of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	32,940	551	(1,695)
Total revenue	32,940	7,018	2,251
Expenses
Interest	—	—	6
Total expenses	—	—	6
Income before provision for income taxes and equity in undistributed earnings in subsidiaries	32,940	7,018	2,245
Provision for income taxes	24,387	46,103	31,635
Income before equity in undistributed earnings of subsidiaries	8,553	(39,085)	(29,390)
Equity in undistributed earnings of subsidiaries	92,204	105,164	76,618
Net income	$100,757	$66,079	$47,228

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$100,757	$66,079	$47,228
Adjustments to reconcile net income to net cash provided by (used in ) operating activities
Equity in undistributed earnings of subsidiaries	(92,204)	(105,164)	(76,618)
Revaluation of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(32,940)	(551)	1,695
Decrease in deferred tax asset	—	18,668	29,730
Decrease (increase) in intercompany receivable	5,646	(76)	(3,819)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(6,726)	—	(5,132)
Increase in income taxes payable	29,912	25,559	—
Net cash provided by (used in) operating activities	4,445	4,515	(6,916)
Cash flows from financing activities
Repurchase of common stock	(8,599)	—	—
Proceeds from common stock options exercised	1,254	149	—
Net cash provided by financing activities	(7,345)	149	—
Net change in cash	(2,900)	4,664	(6,916)
Cash at beginning of year	5,505	841	7,757
Cash at end of year	$2,605	$5,505	$841

Note 28—Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Subtopic 606) (“ASU 2014-09”), which supersedes the guidance in the Revenue Recognition topic of the ASC. ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries with certain scope exceptions including financial instruments, leases, and guarantees. ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.

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
•

The Company’s Carried Interest arrangements with the Investment Funds represent capital allocations to the Company. As a result, the Company has concluded as part of its assessment of the effect of the adoption of ASU 2014-09 that its Carried Interest represents an equity method investment subject to the Investments – Equity Method and Joint Ventures topic of the ASC. Therefore, effective January 1, 2018, the Company will recharacterize its Carried Interest as financial instruments under the equity method of accounting. This change is not expected to change the timing or amount of the Company’s recognition of Carried Interest. At December 31, 2017, the Company had Carried Interest receivable totaling $8.6 million, which is expected to be realized in early 2018.

•

The effect of the adoption of ASU 2014-09 on the presentation of overhead reimbursements will be to increase Other income and the Company’s overhead expense categories by offsetting amounts. Under its management agreement, PMT is required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Company and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of PMT’s proportion of gross assets compared to all remaining gross assets managed by the Company as calculated at each fiscal quarter end. The Company recognizes such reimbursements as expense offsets in its consolidated statements of income. ASU 2014-09 requires such reimbursements to be treated as revenues. The Company included $5.3 million, $7.9 million and $10.7 million of such common overhead as expense offsets in the years ended December 31, 2017, 2016 and 2015, respectively.

The Company intends to adopt ASU 2014-09 using the modified retrospective method. The Company does not expect to record a cumulative effect adjustment to its beginning retained earnings as a result of adoption of ASU 2014-09.

Fair Value of Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option, the presentation and disclosure of financial instruments, and the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.

ASU 2016-01 requires that:

•

All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) with readily determinable fair values will generally be measured at fair value with changes in fair value recognized through current period Income.

•

When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The accumulated gains and losses due to these changes will be reclassified from accumulated other comprehensive income to income if the financial liability is settled before maturity.

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

Leases

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

ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential effect that the adoption of ASU 2016-02 will have on its consolidated financial statements. As shown in Note 16 - Commitments and Contingencies, the Company had approximately $96.3 million in future minimum lease payment commitments as of December 31, 2017. Were the Company to adopt ASU 2016-02 as of December 31, 2017, it would be required to recognize a right-of-use asset and a corresponding liability based on the present value of such obligation as of December 31, 2017. The Company does not expect to recognize a significant cumulative effect adjustment to its stockholders’ equity as a result of adopting ASU 2016-02.

Statement of Cash Flows

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. The amendments in ASU 2016-18 are effective for the Company’s fiscal year, including interim periods within the fiscal year ending December 31, 2018. The Company does not believe the adoption of ASU 2016-18 will have a significant effect on the Company’s consolidated statement of cash flows.

Note 29—Subsequent Events

•

Through December 31, 2017, the Company accounted for certain of its MSRs using the amortization method. Beginning January 1, 2018, the Company will account for all MSRs at fair value prospectively. Management determined that a single accounting treatment across all MSRs is consistent with lender valuation under its financing arrangements and simplifies hedging activities. The accounting change will result in a $0.8 million increase in MSRs, a $71,000 increase in deferred tax liability and a $0.7 million increase in stockholders’ equity. The consolidated statement of income will not be affected by this change.

•

On February 1, 2018, the Company, through PLS, entered into a Loan and Security Agreement with Credit Suisse AG, Cayman Islands Branch (“CSCIB”), as lender (the “CS Loan Agreement”). Pursuant to the CS Loan Agreement, PLS may finance certain mortgage servicing rights and related excess servicing spread relating to mortgage loans pooled into Fannie Mae and Freddie Mac securities. Pursuant to the terms of the CS Loan Agreement, the Company may, subject to certain conditions, borrow up to a committed amount of $407 million, which amount is reduced by the aggregate outstanding amounts under various other credit facilities between the Company and its subsidiaries and CSCIB and its affiliates.

•

On February 28, 2018, the Company, through the Issuer Trust, issued an aggregate principal amount of $650 million in secured term notes (the “2018-GT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 2018-GT1 Notes are secured by certain participation certificates relating to Ginnie Mae MSRs and ESS that are financed pursuant to the GNMA MSR Facility and bear interest at a rate equal to one-month LIBOR plus 2.85% per annum, payable each month beginning in March 2018, on the 25th day of such month or, if such 25th day is not a business day, the next business day. The 2018-GT1 Notes will mature on February 25, 2023 or, if extended pursuant to the terms of the related indenture supplement, February 25, 2025 (unless earlier redeemed in accordance with their terms). The 2018-GT1 Notes will rank pari passu with the VFN issued by the Issuer Trust to PLS and the secured term notes due August 25, 2022 issued by Issuer Trust on August 10, 2017 (the “2017-GT2 Notes”).

On February 28, 2018, the Company also redeemed all of the secured term notes due February 25, 2020 (the “2017-GT1 Notes”) previously issued by Issuer Trust. The redemption amount for the 2017-GT1 Notes was $400 million plus all accrued and unpaid interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)
By:	/s/ David A. Spector
David A. Spector
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector	President and Chief Executive Officer	March 9, 2018
David A. Spector	(Principal Executive Officer)

/s/ Andrew S. Chang	Chief Financial Officer	March 9, 2018
Andrew S. Chang	(Principal Financial Officer)

/s/ Gregory L. Hendry	Chief Accounting Officer	March 9, 2018
Gregory L. Hendry	(Principal Accounting Officer)

/s/ Stanford L. Kurland	Executive Chairman	March 9, 2018
Stanford L. Kurland

/s/ Matthew Botein	Director	March 9, 2018
Matthew Botein

/s/ James Hunt	Director	March 9, 2018
James Hunt

/s/ Patrick Kinsella	Director	March 9, 2018
Patrick Kinsella

/s/ Joseph Mazzella	Director	March 9, 2018
Joseph Mazzella

/s/ Farhad Nanji	Director	March 9, 2018
Farhad Nanji

/s/ Theodore Tozer	Director
Theodore Tozer		March 9, 2018

/s/ Mark Wiedman	Director	March 9, 2018
Mark Wiedman

/s/ Emily Youssouf	Director	March 9, 2018
Emily Youssouf