Form 10-Q
period 2018-03-31
PENNYMAC FINANCIAL SERVICES, INC.
filed 2018-05-04
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2018
Class A Common Stock, $0.0001 par value	25,094,668
Class B Common Stock, $0.0001 par value	45

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2018

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

You should not place undue reliance on any forward‑looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2018	2017
	(in thousands, except share amounts)
ASSETS
Cash (includes $116,570 and $20,765 pledged to creditors)	$137,863	$37,725
Short-term investments at fair value	105,890	170,080
Mortgage loans held for sale at fair value (includes $2,569,189 and $3,081,987 pledged to creditors)	2,584,236	3,099,103
Derivative assets	89,469	78,179
Servicing advances, net (includes valuation allowance of $61,670 and $59,958; $104,685 and $114,643 pledged to creditors)	284,145	318,066
Carried Interest due from Investment Funds pledged to creditors	538	8,552
Investment in PennyMac Mortgage Investment Trust at fair value	1,352	1,205
Mortgage servicing rights (includes $2,354,489 and $638,010 at fair value; $2,178,536 and $2,098,067 pledged to creditors)	2,354,489	2,119,588
Real estate acquired in settlement of loans	2,338	2,447
Furniture, fixtures, equipment and building improvements, net (includes $22,250 and $23,915 pledged to creditors)	30,172	29,453
Capitalized software, net (includes $1,457 and $1,568 pledged to creditors)	28,919	25,729
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	142,938	144,128
Receivable from PennyMac Mortgage Investment Trust	27,356	27,119
Receivable from Investment Funds	460	417
Mortgage loans eligible for repurchase	1,018,488	1,208,195
Other	94,238	98,107
Total assets	$6,902,891	$7,368,093
LIABILITIES
Assets sold under agreements to repurchase	$1,814,282	$2,381,538
Mortgage loan participation purchase and sale agreements	510,443	527,395
Notes payable	1,140,022	891,505
Obligations under capital lease	16,435	20,971
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	236,002	236,534
Derivative liabilities	4,476	5,796
Accounts payable and accrued expenses	113,046	106,716
Mortgage servicing liabilities at fair value	12,063	14,120
Payable to Investment Funds	26	2,427
Payable to PennyMac Mortgage Investment Trust	117,987	136,998
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,037	44,011
Income taxes payable	58,956	52,160
Liability for mortgage loans eligible for repurchase	1,018,488	1,208,195
Liability for losses under representations and warranties	20,429	20,053
Total liabilities	5,108,692	5,648,419

Commitments and contingencies – Note 14

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 24,277,768 and 23,529,970 shares, respectively	2	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 45 and 46 shares, respectively	—	—
Additional paid-in capital	221,495	204,103
Retained earnings	282,114	265,306
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	503,611	469,411
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	1,290,588	1,250,263
Total stockholders' equity	1,794,199	1,719,674
Total liabilities and stockholders’ equity	$6,902,891	$7,368,093

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2018	2017
	(in thousands, except earnings per share)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$59,028	$88,651
From PennyMac Mortgage Investment Trust	12,386	(1,695)
	71,414	86,956
Mortgage loan origination fees:
From non-affiliates	23,355	24,195
From PennyMac Mortgage Investment Trust	1,208	1,379
	24,563	25,574
Fulfillment fees from PennyMac Mortgage Investment Trust	11,944	16,570
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	135,483	106,467
From PennyMac Mortgage Investment Trust	11,019	10,486
From Investment Funds	—	496
Ancillary and other fees	14,171	11,866
	160,673	129,315
Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	(36,963)	(57,925)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	(6,921)	2,773
	(43,884)	(55,152)
Net mortgage loan servicing fees	116,789	74,163
Management fees:
From PennyMac Mortgage Investment Trust	5,696	5,008
From Investment Funds	79	366
	5,775	5,374
Carried Interest from Investment Funds	(180)	(128)
Net interest income (expense):
Interest income:
From non-affiliates	40,639	22,054
From PennyMac Mortgage Investment Trust	1,976	1,805
	42,615	23,859
Interest expense:
To non-affiliates	32,811	24,827
To PennyMac Mortgage Investment Trust	3,934	4,647
	36,745	29,474
Net interest income (expense)	5,870	(5,615)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	182	139
Results of real estate acquired in settlement of loans	(28)	(25)
Other	1,872	1,465
Total net revenues	238,201	204,473
Expenses
Compensation	102,013	85,240
Servicing	26,299	26,843
Technology	14,620	11,356
Occupancy and equipment	6,377	5,042
Professional services	5,738	3,818
Marketing	2,161	1,736
Loan origination	2,115	4,133
Other	5,882	4,273
Total expenses	165,205	142,441
Income before provision for income taxes	72,996	62,032
Provision for income taxes	6,070	7,646
Net income	66,926	54,386
Less: Net income attributable to noncontrolling interest	50,307	43,507
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$16,619	$10,879

Earnings per share
Basic	$0.70	$0.48
Diluted	$0.67	$0.47
Weighted average shares outstanding
Basic	23,832	22,619
Diluted	79,461	77,143

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Class A Common Stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)

Balance at December 31, 2016	22,427	$2	$182,772	$164,549	$1,052,033	$1,399,356
Net income	—	—	—	10,879	43,507	54,386
Stock and unit-based compensation	157	—	1,903	—	3,874	5,777
Issuance of Class A common stock in settlement of directors' fees	5	—	84	—	—	84
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	329	—	8,763	—	(8,763)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(2,008)	—	—	(2,008)
Balance at March 31, 2017	22,918	$2	$191,514	$175,428	$1,090,651	$1,457,595

Balance at December 31, 2017	23,530	$2	$204,103	$265,306	$1,250,263	$1,719,674
Cumulative effect of change in accounting principle – accounting for all existing classes of mortgage servicing rights at fair value	—	—	—	189	587	776
Balance at January 1, 2018	23,530	2	204,103	265,495	1,250,850	1,720,450
Net income	—	—	—	16,619	50,307	66,926
Stock and unit-based compensation	—	—	5,191	—	4,235	9,426
Issuance of Class A common stock in settlement of directors' fees	—	—	24	—	55	79
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc. by noncontrolling interest unitholders and issued as equity compensation	748	—	14,859	—	(14,859)	—
Tax effect of exchange and repurchases of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc., net	—	—	(2,682)	—	—	(2,682)
Balance at March 31, 2018	24,278	$2	$221,495	$282,114	$1,290,588	$1,794,199

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2018	2017
	(in thousands)
Cash flow from operating activities
Net income	$66,926	$54,386
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(71,414)	(86,956)
Accrual of servicing rebate payable to Investment Funds	—	45
Amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	43,884	55,152
Carried Interest from Investment Funds	180	128
Capitalization of interest on mortgage loans held for sale at fair value	(14,467)	(8,900)
Accrual of interest on excess servicing spread financing	3,934	4,647
Amortization of debt issuance costs and premiums	(3,600)	3,269
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(147)	(103)
Results of real estate acquired in settlement in loans	28	25
Stock-based compensation expense	6,171	5,525
Provision for servicing advance losses	6,787	9,921
Depreciation and amortization	2,592	1,952
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(9,212,188)	(10,016,788)
Originations of mortgage loans held for sale	(1,281,302)	(1,061,212)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(911,585)	(936,948)
Sale and principal payments of mortgage loans held for sale to non-affiliates	11,103,785	11,860,133
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	781,326	21,530
Repurchase of mortgage loans subject to representations and warranties	(6,309)	(5,303)
Decrease in servicing advances	27,450	21,251
Collection of Carried Interest	7,834	—
Sale of real estate acquired in settlement of loans	1,230	—
Increase in receivable from PennyMac Mortgage Investment Trust	(955)	(4,206)
(Increase) decrease in receivable from Investment Funds	(43)	176
Increase in other assets	(1,593)	(966)
Increase (decrease) in accounts payable and accrued expenses	4,745	(28,163)
Decrease in payable to Investment Funds	(2,401)	(2,037)
Decrease in payable to PennyMac Mortgage Investment Trust	(19,544)	(5,480)
Increase in income taxes payable	6,068	7,630
Net cash provided by (used in) operating activities	537,392	(111,292)
Cash flow from investing activities
Decrease (increase) in short-term investments	64,190	(30,370)
Net settlement of derivative financial instruments used for hedging	(128,099)	(20,492)
Purchase of mortgage servicing rights	(27,544)	(203)
Purchase of furniture, fixtures, equipment and leasehold improvements	(2,779)	(2,329)
Acquisition of capitalized software	(3,722)	(4,526)
Sale of assets purchased from PMT under agreement to resell	1,190	—
Decrease (increase) in margin deposits	15,501	(2,434)
Net cash used in investing activities	(81,263)	(60,354)
Cash flow from financing activities
Sale of assets under agreements to repurchase	9,771,234	5,815,923
Repurchase of assets sold under agreements to repurchase	(10,338,629)	(5,516,480)
Issuance of mortgage loan participation certificates	6,155,178	5,302,595
Repayment of mortgage loan participation certificates	(6,172,301)	(5,732,434)
Advances on notes payable	650,000	400,000
Repayment of notes payable	(400,000)	(110,633)
Advances of obligations under capital lease	—	10,298
Repayment of obligations under capital lease	(4,536)	(2,544)
Repayment of excess servicing spread financing	(12,291)	(14,632)
Payment of debt issuance costs	(7,891)	(7,246)
Issuance of common stock pursuant to exercise of options	3,255	252
Net cash (used in) provided by financing activities	(355,981)	145,099
Net increase (decrease) in cash and restricted cash	100,148	(26,547)
Cash and restricted cash at beginning of quarter	38,173	99,642
Cash and restricted cash at end of quarter	$138,321	$73,095
Cash and restricted cash at end of period are comprised of the following:
Cash	$137,863	$72,767
Restricted cash included in Other assets	458	328
	$138,321	$73,095

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

Presently, PCM has management agreements with PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., (the “Master Fund”), both registered under the Investment Company Act of 1940, as amended, an affiliate of these registered funds, PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, the “Investment Funds”), and PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust (“REIT”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.” In 2017 and through the quarter ended March 31, 2018, the Investment Funds sold or liquidated all of their remaining investments. PCM expects to complete liquidation of the Investment Funds during 2018.

•

PennyMac Loan Services, LLC (“PLS”)— a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates and the Advised Entities, purchases, originates and sells new prime credit quality residential mortgage loans and engages in other mortgage banking activities for its own account and the account of PMT.

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

Note 2—Basis of Presentation and Accounting Changes

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods, but are not necessarily indicative of income to be anticipated for the full year ending December 31, 2018. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Accounting Changes

During the quarter ended March 31, 2018, the Company adopted changes to the accounting principles used in the preparation of its financial statements summarized below.

Mortgage Servicing Rights

Effective January 1, 2018, the Company has elected to change the accounting for the classes of mortgage servicing rights (“MSRs”) it had accounted for using the amortization method through December 31, 2017, to the fair value method as allowed in the Transfers and Servicing topic of the FASB’s ASC. The Company determined that a single accounting treatment across all MSRs is consistent with lender valuation under its financing arrangements and simplifies the Company’s hedging activities. As the result of this change, the Company recorded an adjustment to increase its investment in MSRs by $848,000, an increase in its liability for income taxes payable of $72,000 and in increase in stockholders’ equity of $776,000.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Subtopic 606) (“ASU 2014-09”), which supersedes the guidance in the Revenue Recognition topic of the ASC. Effective January 1, 2018, the Company adopted ASU 2014-09 as amended using the modified retrospective method. The adoption of ASU 2014-09 did not require the Company to record a cumulative effect adjustment to its beginning retained earnings.

The Company’s revenues from contracts with customers that are subject to ASU 2014-09 include fulfillment fees, management fees, Carried Interest and certain reimbursed overhead costs. Other revenue and income streams are not subject to ASU 2014-09 as they are financial instruments or other contractual rights and obligations accounted for under the Receivables,  Investments and Debt and Equity Securities, Topics of the ASC Transfers and Servicing, Topic 825 Financial Instruments and  Derivatives and Hedging.

Fulfillment Fees

Fulfillment fees represent fees the Company collects for services it performs on behalf of PMT in connection with the acquisition, packaging and sale of mortgage loans. Fulfillment fee amounts are based upon a negotiated fee schedule and the unpaid principal balance of the mortgage loans purchased by PMT. The Company’s obligation under the agreement is fulfilled when PMT completes the sale or securitization of a mortgage loan it purchases. Fulfillment fees are generally collected within 30 days of purchase by PMT, although a portion of the fulfillment fees may not be collected until 30 days following sale or securitization to the extent such sale or securitization does not occur in the month of purchase. Fulfillment fee revenue is recognized in the month the fee is earned. Fulfillment fees receivable contract assets are disclosed in Note 4—Transactions with Affiliates.

Management fees

Management fees represent compensation to the Company for its management services provided to the Advised Entities. Management fees are earned based on the Investment Funds’ net assets and PMT’s shareholders’ equity amounts and profitability in excess of specified thresholds, and are recognized as services are provided and are paid to the Company on a quarterly basis within 30 days of the end of the quarter. Management fees receivable contract assets are disclosed in Note 4—Transactions with Affiliates.

Carried Interest

The Company’s Carried Interest arrangements with the Investment Funds represent capital allocations to the Company. As a result, the Company has concluded as part of its assessment of the effect of the adoption of ASU 2014-09 that its Carried Interest represents an equity method investment subject to the Investments – Equity Method and Joint Ventures topic of the ASC. Therefore, effective January 1, 2018, the Company recharacterized its Carried Interest as financial instruments under the equity method of accounting. Carried Interest balances are disclosed in Note 9—Carried Interest Due from Investment Funds.

Expense reimbursements

Under the Company’s management agreement with PMT, PMT is required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Company and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of PMT’s proportion of gross assets compared to all remaining gross assets managed by the Company as calculated at each fiscal quarter end. Before the adoption of ASU 2014-09, the Company accounted for such reimbursements as reductions to expenses. With the adoption of ASU 2014-09, the Company is required to include such expense reimbursements in its net revenues. As a result of the adoption of ASU 2014-09, certain overhead reimbursement amounts were reclassified from the following expense line items to Other revenue as summarized below:

Quarter ended
Income statement line	March 31, 2018
(in thousands)
Compensation	$120
Occupancy and equipment	589
Technology	220
Other	192
Total expense reimbursements included in Other revenue	$1,121

Cash Flows

During the quarter ended March 31, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. Accordingly, the Company retrospectively changed the presentation of its consolidated statements of cash flows to conform to the requirements of ASU 2016-18. For the purpose of reporting statement of cash flows, the Company has identified tenant security deposits relating to rental properties owned by PMT and managed by the Company as restricted cash, which are included in Other asset on the Company’s consolidated balance sheets. As the result of adoption of ASU 2016-18, the Company’s consolidated statements of cash flows for the quarter ended March 31, 2017 changed as follows:

	As previously	Effect of adoption
	reported	of ASU 2016-18	As reported
	(in thousands)
Cash flow from operating activities	$(111,345)	$53	$(111,292)
Cash and restricted cash at quarter end	$72,767	$328	$73,095

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Revenues generated from these entities (generally comprised of gains on mortgage loans held for sale, mortgage loan origination fees, fulfillment fees, mortgage loan servicing fees, change in fair value of excess servicing spread financing (“ESS”), management fees, Carried Interest, and net interest charged to these entities) totaled 15% and 16% of total net revenue for the quarters ended March 31, 2018 and 2017, respectively.

Note 4—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and Mortgage Servicing Rights (“MSR”) Recapture

The Company provides fulfillment and other services to PMT under an amended and restated mortgage banking services agreement for which it receives a fulfillment fee. Pursuant to the terms of mortgage banking services agreement, the monthly fulfillment fee is an amount that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all mortgage loans purchased in such month, plus (b) in the case of all mortgage loans other than mortgage loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided, however, that no fulfillment fee shall be due or payable to the Company with respect to any mortgage loans underwritten to the Ginnie Mae Mortgage‑Backed Securities (“MBS”) Guide. PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, the Company currently purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT before being purchased by the Company.

In consideration for the mortgage banking services provided by the Company with respect to PMT’s acquisition of mortgage loans under the Company’s early purchase program, the Company is entitled to fees accruing (i) at a rate equal to $1,500 per year per early purchase facility administered by the Company, and (ii) in the amount of $35 for each mortgage loan that PMT acquires thereunder. The mortgage banking services agreement expires, unless terminated earlier in accordance with the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods.

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

Following is a summary of mortgage loan production activities and MSR recapture between the Company and PMT:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Net gain (loss) on mortgage loans held for sale at fair value:
Net gain on mortgage loans held for sale to PMT	$13,811	$—
Mortgage servicing rights and excess servicing spread recapture incurred	(1,425)	(1,695)
	$12,386	$(1,695)
Sale of mortgage loans held for sale to PMT	$781,326	21,530

Fulfillment fee revenue	$11,944	$16,570
Unpaid principal balance of mortgage loans fulfilled for PMT subject to fulfillment fees	$4,225,631	$4,631,906

Sourcing fees paid to PMT	$2,641	$2,871
Unpaid principal balance of mortgage loans purchased from PMT	$8,847,873	$9,574,717

Tax service fees received from PMT included in Mortgage loan origination fees	$1,208	$1,379
Property management fees received from PMT included in Other income	$99	$71
Early purchase program fees earned from PMT included in Mortgage loan servicing fees	$—	$5

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

•

The base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $85 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month.

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

•

The Company is entitled to retain any incentive payments made to it and to which it is entitled under the U.S. Department of Treasury’s Home Affordable Modification Plan; provided, however, that with respect to any such incentive payments paid to the Company in connection with a mortgage loan modification for which PMT previously paid the Company a modification fee, the Company is required to reimburse PMT an amount equal to the incentive payments.

•

The Company is also entitled to certain activity-based fees for distressed whole mortgage loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a liquidation and $500 for a deed-in-lieu of foreclosure. The Company is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per mortgage loan in any 18-month period.

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

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base and supplemental	$56	$65
Activity-based	122	143
	178	208
Mortgage loans at fair value:
Base and supplemental	1,005	1,958
Activity-based	2,080	2,390
	3,085	4,348
Mortgage servicing rights:
Base and supplemental	7,649	5,837
Activity-based	107	93
	7,756	5,930
	$11,019	$10,486

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Base management	$5,696	$5,008
Performance incentive	—	—
	$5,696	$5,008

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Reimbursement of:
Common overhead and compensation expense incurred by the Company (1)	$1,121	$1,434
Expenses incurred on PMT's behalf, net	573	255
	$1,694	$1,689
Payments and settlements during the quarter (2)	$7,658	$24,393

(1)

The Company adopted ASU 2014-09 using the modified retrospective method effective January 1, 2018. Adoption of ASU 2014-09 using the modified retrospective method required the Company to include those reimbursements from PMT in Other revenue starting January 1, 2018.

(2)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019. The Company received no reimbursement of underwriting fees from PMT during the quarters ended March 31, 2018 and 2017.

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

The Company and PMT agreed in connection with the Underlying LSA that PMT was required to repay the Company the principal amount of borrowings plus accrued interest to the date of such repayment, and the Company was required to repay CSFB the corresponding amount under the MSR Repo. Interest accrued on PMT’s note relating to the Underlying LSA at a rate based on CSFB’s cost of funds under the MSR Repo. PMT was also required to pay the Company a fee for the structuring of the Underlying LSA in an amount equal to the portion of the corresponding fee paid by the Company to CSFB and allocable to the $150 million relating to the ESS. The Underlying LSA was replaced by the PMH Repurchase Agreement upon the closing of the GNMA MSR facility.

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$1,976	$1,805
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received from PennyMac Mortgage Investment Trust	$35	$36
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	147	103
	$182	$139

	March 31,	December 31,
	2018	2017
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$142,938	$144,128
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,352	$1,205
Number of shares	75	75

Financing Activities

Spread Acquisition and MSR Servicing Agreements

On December 19, 2016, the Company amended and restated a master spread acquisition and MSR servicing agreement with PMT (the “Spread Acquisition Agreement”), pursuant to which the Company may sell to PMT, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by the Company, in which case the Company generally would be required to service or subservice the related mortgage loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by PMT in connection with the parties’ participation in the GNMA MSR Facility.

To the extent the Company refinances any of the mortgage loans relating to the ESS it has acquired, the Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, wire cash to PMT in an amount equal to such fair market value in lieu of transferring such ESS.

Following is a summary of financing activities between the Company and PMT:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Excess servicing spread financing:
Issuance pursuant to recapture agreement	$904	$1,573
Repayment	$12,291	$14,632
Change in fair value	$(6,921)	$2,773
Interest expense	$3,934	$4,647
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on mortgage loans held for sale at fair value	$830	$1,403

	March 31,	December 31,
	2018	2017
	(in thousands)
Excess servicing spread financing at fair value	$236,002	$236,534

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	March 31,	December 31,
	2018	2017
	(in thousands)
Receivable from PMT:
Allocated expenses and expenses incurred on PMT's behalf	$8,806	$11,542
Management fees	5,696	5,901
Servicing fees	5,562	6,583
Fulfillment fees	4,471	346
Correspondent production fees	1,825	1,735
Conditional Reimbursement	870	870
Interest on assets purchased under agreements to resell	126	142
	$27,356	$27,119
Payable to PMT:
Deposits made by PMT to fund servicing advances	$117,674	$132,844
Mortgage servicing rights recapture payable	207	282
Other	106	3,872
	$117,987	$136,998

Investment Funds

Management Agreements

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

The Carried Interest that the Company recognizes from the Investment Funds is determined by the Investment Funds’ performance and its contractual rights to share in the Investments Funds’ returns in excess of the preferred returns, if any, accruing to the funds’ investors. The Company recognizes Carried Interest as a participation in the profits in the Investment Funds after the investors in the Investment Funds have achieved a preferred return as defined in the fund agreements. After the investors have achieved the preferred returns specified in the respective fund agreements, a “catch up” return accrues to the Company until it receives a specified percentage of the preferred return. Thereafter, the Company participates in future returns in excess of the preferred return at the rates specified in the fund agreements. The Company received $61.3 million in cash in settlement of the majority of its Carried Interest in 2017. During the quarter ended March 31, 2018, the Company received an additional distribution of $7.8 million in cash.

Mortgage Loan Servicing Agreements

The Company has loan servicing agreements with the Investment Funds. The loan servicing to be provided by the Company under the loan servicing agreements with the Investment Funds includes collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. The Company may also engage in certain loan origination activities that include refinancing mortgage loans and arranging financings that facilitate sales of REOs.

The loan servicing agreements with the Investment Funds generally provide for fee revenue, which varies depending on the type and quality of the loans being serviced. The Company is also entitled to certain customary market-based fees and charges.

In 2017 and through the quarter ended March 31, 2018, the Investment Funds sold or liquidated all of their remaining investment assets. Accordingly, future management and servicing fees from the Investment Funds will be discontinued. The terms of the Investment Funds currently run through December 31, 2018, subject to a one-year extension at the Company’s discretion, in accordance with the terms of the limited liability company and limited partnership agreements that govern the Investment Funds. The Company expects to complete liquidation of the Investment Funds during 2018.

Amounts due from and payable to the Investment Funds are summarized below:

	March 31,	December 31,
	2018	2017
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$290	$6,389
PNMAC Mortgage Opportunity Fund Investors, LLC	248	2,163
	$538	$8,552
Receivable from Investment Funds:
Mortgage loan servicing fee rebate deposit	$300	$300
Management fees	82	88
Expense reimbursements	78	27
Mortgage loan servicing fees	—	2
	$460	$417
Payable to Investment Funds:
Deposits received to fund servicing advances	$—	$2,329
Other	26	98
	$26	$2,427

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

Based on the PennyMac unitholder exchanges to date, the Company has recorded a $46.0 million and $44.0 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2018 and December 31, 2017, respectively. The Company did not make any payments under the tax receivable agreement during the quarters ended March 31, 2018 and 2017.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement as servicer with the mortgage loans:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Cash flows:
Sales proceeds	$11,103,785	$11,860,133
Servicing fees received (1)	$113,091	$84,186
Net servicing advances	$(10,637)	$(10,302)

(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes the UPB of the mortgage loans sold by the Company in which it maintains continuing involvement:

	March 31,	December 31,
	2018	2017
	(in thousands)
Unpaid principal balance of mortgage loans outstanding	$127,039,741	$120,853,138
Delinquencies:
30-89 days	$3,690,693	$5,097,688
90 days or more:
Not in foreclosure	$2,523,978	$2,303,114
In foreclosure	$670,366	$606,744
Foreclosed	$31,673	$30,310
Bankruptcy	$718,791	$657,368

The following tables summarize the UPB of the Company’s mortgage loan servicing portfolio:

	March 31, 2018
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$127,039,741	$—	$127,039,741
Purchased	48,214,146	—	48,214,146
	175,253,887	—	175,253,887
Advised Entities	—	77,539,438	77,539,438
Mortgage loans held for sale	2,512,546	—	2,512,546
	$177,766,433	$77,539,438	$255,305,871
Subserviced for the Company (1)	$3,213,427	$—	$3,213,427
Delinquent mortgage loans:
30 days	$6,469,708	$345,036	$6,814,744
60 days	1,438,485	124,829	1,563,314
90 days or more:
Not in foreclosure	3,520,714	448,718	3,969,432
In foreclosure	984,228	189,773	1,174,001
Foreclosed	42,960	252,265	295,225
	$12,456,095	$1,360,621	$13,816,716
Bankruptcy	$1,096,679	$120,942	$1,217,621
Custodial funds managed by the Company (2)	$3,316,317	$1,009,182	$4,325,499

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers on a transitional basis where the Company has purchased the rights to service the loans but servicing of the loans has not yet been transferred to the Company’s servicing system.

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

Following is a summary of the geographical distribution of mortgage loans included in the Company’s mortgage loan servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2018	2017
	(in thousands)
California	$47,802,425	$45,621,369
Texas	20,275,588	19,741,970
Florida	18,339,719	17,490,194
Virginia	16,725,533	16,210,673
Maryland	11,900,100	11,350,939
All other states	140,262,506	135,433,346
	$255,305,871	$245,848,491

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets other than Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell and Mortgage servicing liabilities (“MSLs”) to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk. Beginning January 1, 2018, the Company accounts for all MSRs at fair value. Before January 1, 2018, originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% were accounted for using the amortization method.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$105,890	$—	$—	$105,890
Mortgage loans held for sale at fair value	—	2,123,837	460,399	2,584,236
Derivative assets:
Interest rate lock commitments	—	—	53,495	53,495
Repurchase agreement derivatives	—	—	20,974	20,974
Forward purchase contracts	—	28,796	—	28,796
Forward sales contracts	—	979	—	979
MBS put options	—	12,878	—	12,878
Put options on interest rate futures purchase contracts	1,039	—	—	1,039
Call options on interest rate futures purchase contracts	715	—	—	715
Total derivative assets before netting	1,754	42,653	74,469	118,876
Netting	—	—	—	(29,407)
Total derivative assets	1,754	42,653	74,469	89,469
Investment in PennyMac Mortgage Investment Trust	1,352	—	—	1,352
Mortgage servicing rights at fair value	—	—	2,354,489	2,354,489
	$108,996	$2,166,490	$2,889,357	$5,135,436
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$236,002	$236,002
Derivative liabilities:
Interest rate lock commitments	—	—	2,599	2,599
Forward purchase contracts	—	—	—	—
Forward sales contracts	—	19,276	—	19,276
Total derivative liabilities before netting	—	19,276	2,599	21,875
Netting	—	—	—	(17,399)
Total derivative liabilities	—	19,276	2,599	4,476
Mortgage servicing liabilities at fair value	—	—	12,063	12,063
	$—	$19,276	$250,664	$252,541

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$170,080	$—	$—	$170,080
Mortgage loans held for sale at fair value	—	2,316,892	782,211	3,099,103
Derivative assets:
Interest rate lock commitments	—	—	60,012	60,012
Repurchase agreement derivatives	—	—	10,656	10,656
Forward purchase contracts	—	4,288	—	4,288
Forward sales contracts	—	2,101	—	2,101
MBS put options	—	3,481	—	3,481
Put options on interest rate futures purchase contracts	3,570	—	—	3,570
Call options on interest rate futures purchase contracts	938	—	—	938
Total derivative assets before netting	4,508	9,870	70,668	85,046
Netting	—	—	—	(6,867)
Total derivative assets	4,508	9,870	70,668	78,179
Investment in PennyMac Mortgage Investment Trust	1,205	—	—	1,205
Mortgage servicing rights at fair value	—	—	638,010	638,010
	$175,793	$2,326,762	$1,490,889	$3,986,577
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$236,534	$236,534
Derivative liabilities:
Interest rate lock commitments	—	—	1,740	1,740
Forward purchase contracts	—	1,272	—	1,272
Forward sales contracts	—	7,031	—	7,031
Total derivative liabilities before netting	—	8,303	1,740	10,043
Netting	—	—	—	(4,247)
Total derivative liabilities	—	8,303	1,740	5,796
Mortgage servicing liabilities at fair value	—	—	14,120	14,120
	$—	$8,303	$252,394	$256,450

As shown above, all or a portion of the Company’s mortgage loans held for sale, Interest Rate Lock Commitments (“IRLCs”), repurchase agreement derivatives, MSRs at fair value, ESS at fair value and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for each of the quarters ended March 31, 2018 and 2017:

	Quarter ended March 31, 2018
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2017	$782,211	$58,272	$10,656	$638,010	$1,489,149
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to a change in accounting principle	—	—	—	1,482,426	—
Balance, January 1, 2018	782,211	58,272	10,656	2,120,436	1,489,149
Purchases and issuances, net	647,269	65,598	10,751	27,606	751,224
Sales and repayments	(604,094)	—	(7)	—	(604,101)
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	143,910	143,910
Changes in fair value included in income arising from:					—
Changes in instrument-specific credit risk	(8,755)	—	—	—	(8,755)
Other factors	—	(44,913)	(426)	62,537	17,198
	(8,755)	(44,913)	(426)	62,537	8,443
Transfers from Level 3 to Level 2	(356,232)	—	—	—	(356,232)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(28,061)	—	—	(28,061)
Balance, March 31, 2018	$460,399	$50,896	$20,974	$2,354,489	$2,886,758
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2018	$(7,598)	$50,896	$(77)	$62,537	$105,758

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended March 31, 2018
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2017	$236,534	$14,120	$250,654
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	904	—	904
Accrual of interest	3,934	—	3,934
Repayments	(12,291)	—	(12,291)
Mortgage servicing liabilities resulting from mortgage loan sales	—	2,037	2,037
Changes in fair value included in income	6,921	(4,094)	2,827
Balance, March 31, 2018	$236,002	$12,063	$248,065
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2018	$6,921	$(4,094)	$2,827

	Quarter ended March 31, 2017
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2016	$47,271	$59,391	$515,925	$622,587
Purchases	690,472	—	203	690,675
Sales and repayments	(274,302)	—	—	(274,302)
Interest rate lock commitments issued, net	—	71,757	—	71,757
Mortgage servicing rights resulting from mortgage loan sales	—	—	5,984	5,984
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(1,928)	—	—	(1,928)
Other factors	—	25,119	(15,196)	9,923
	(1,928)	25,119	(15,196)	7,995
Transfers from Level 3 to Level 2	(133,831)	—	—	(133,831)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(90,260)	—	(90,260)
Balance, March 31, 2017	$327,682	$66,007	$506,916	$900,605
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2017	$(4,042)	$25,119	$(15,196)	$5,881

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended March 31, 2017
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2016	$288,669	$15,192	$303,861
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,573	—	1,573
Accrual of interest	4,647	—	4,647
Repayments	(14,632)	—	(14,632)
Mortgage servicing liabilities resulting from mortgage loan sales	—	4,059	4,059
Changes in fair value included in income	(2,773)	(3,257)	(6,030)
Balance, March 31, 2017	$277,484	$15,994	$293,478
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2017	$(2,773)	$(3,257)	$(6,030)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended March 31,
	2018			2017
	Net gains on	Net		Net gains on	Net
	mortgage	mortgage		mortgage	mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$(6,118)	$—	$(6,118)	$82,310	$—	$82,310
Mortgage servicing rights at fair value	—	62,537	62,537	—	(15,196)	(15,196)
	$(6,118)	$62,537	$56,419	$82,310	$(15,196)	$67,114
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$(6,921)	$(6,921)	$—	$2,773	$2,773
Mortgage servicing liabilities at fair value	—	4,094	4,094	—	3,257	3,257
	$—	$(2,827)	$(2,827)	$—	$6,030	$6,030

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	March 31, 2018			December 31, 2017
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
	value	maturity	Difference	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,257,840	$2,177,185	$80,655	$2,430,517	$2,326,772	$103,745
90 days or more delinquent:
Not in foreclosure	269,172	274,615	(5,443)	614,329	614,357	(28)
In foreclosure	57,224	60,746	(3,522)	54,257	57,248	(2,991)
	$2,584,236	$2,512,546	$71,690	$3,099,103	$2,998,377	$100,726

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets and liabilities that were measured at fair value on a nonrecurring basis during the periods presented:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$1,273	$1,273

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,463,552	$1,463,552
Real estate acquired in settlement of loans	—	—	2,355	2,355
	$—	$—	$1,465,907	$1,465,907

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$13,999
Real estate acquired in settlement of loans	27	(37)
	$27	$13,962

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

Valuation Techniques and Inputs

Most of the Company’s financial assets, and all of its MSRs, ESS and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs, ESS and MSLs are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s executive chairman, chief executive, chief financial, chief risk and deputy chief financial officers.

The FAV group is responsible for reporting to the Company’s senior management valuation committee on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

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

Certain of the Company’s mortgage loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Mortgage loans held for sale categorized as “Level 3” fair value assets include:

•

Certain delinquent government guaranteed or insured mortgage loans purchased by the Company from Ginnie Mae guaranteed pools in its mortgage loan servicing portfolio. The Company’s right to purchase delinquent government guaranteed or insured mortgage loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased mortgage loans may be resold to third-party investors and thereafter may be repurchased to the extent they become eligible for resale into a new Ginnie Mae guaranteed pool. Such eligibility for resale generally occurs when the repurchased mortgage loans become current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	March 31, 2018	December 31, 2017
Discount rate:
Range	3.2% – 9.8%	2.9% – 10.0%
Weighted average	3.2%	2.9%
Twelve-month projected housing price index change:
Range	2.0% – 5.8%	3.1% – 5.6%
Weighted average	2.6%	3.6%
Voluntary prepayment / resale speed (1):
Range	0.2% – 66.7%	0.2% – 72.2%
Weighted average	25.2%	44.6%
Total prepayment speed (2):
Range	0.2% – 70.2%	0.2% – 75.2%
Weighted average	42.3%	55.8%

(1)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on mortgage loans acquired for sale at fair value and may be allocated to Net mortgage loan servicing fees – Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities as a hedge of the fair value of MSRs in the consolidated statements of income when it is included as a component of the MSR hedging strategy.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of IRLCs:

Key inputs	March 31, 2018	December 31, 2017
Pull-through rate:
Range	24.8% – 100%	25.0% – 100%
Weighted average	83.7%	85.6%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.2 – 5.7	1.4 – 5.8
Weighted average	3.9	4.0
Percentage of unpaid principal balance:
Range	0.3% – 3.1%	0.3% – 3.0%
Weighted average	1.4%	1.4%

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

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified for financial reporting purposes as embedded derivatives and are accounted for separate from the master repurchase agreement. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable input into the valuation of these derivative assets is the ratio of derivative value to the outstanding receivable, which represents a discount for the time value of money and the Company’s expected approval rate of the mortgage loans financed under the master repurchase agreement. The ratio included in the Company’s fair value estimate was 97% at March 31, 2018 and December 31, 2017.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (discount rate), the prepayment rates of the underlying mortgage loans, and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSRs are included in Net mortgage loan servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income. Through December 31, 2017, the Company accounted for certain of its MSRs using the amortization method. Beginning January 1, 2018, the Company accounts for all MSRs at fair value prospectively.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended March 31,
	2018	2017
	Fair	Fair	Amortized
	value	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$143,910	$5,984	$130,218
Unpaid principal balance of underlying mortgage loans	$10,162,316	$504,065	$10,700,600
Weighted average servicing fee rate (in basis points)	35	31	29
Key inputs:
Pricing spread (1)
Range	7.4% – 14.1%	7.6% – 11.0%	7.6% – 14.9%
Weighted average	10.3%	10.5%	10.6%
Annual total prepayment speed (2)
Range	3.9% – 49.0%	4.2% – 50.5%	3.4% – 45.4%
Weighted average	8.9%	10.8%	8.2%
Life (in years)
Range	1.1 – 11.6	0.9 – 11.3	1.6 – 12.2
Weighted average	8.2	7.2	8.6
Per-loan annual cost of servicing
Range	$78 – $98	$78 – $101	$79 – $101
Weighted average	$89	$90	$91

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

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs as of the dates presented and the effect on fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	March 31, 2018	December 31, 2017
	Fair	Fair	Amortized
	value	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$2,354,489	$638,010	$1,481,578
Unpaid principal balance of underlying mortgage loans	$173,487,165	$51,883,539	$114,365,698
Weighted average note interest rate	3.9%	4.0%	3.8%
Weighted average servicing fee rate (in basis points)	32	32	31
Key inputs:
Pricing spread (1):
Range	7.4% – 14.4%	7.6% – 14.1%	7.6% – 14.1%
Weighted average	10.2%	9.8%	10.3%
Effect on fair value of (2):
5% adverse change	($42,903)	($10,760)	($27,700)
10% adverse change	($84,255)	($21,155)	($54,376)
20% adverse change	($162,614)	($40,916)	($104,869)
Prepayment speed (3):
Range	7.3% – 58.6%	7.9% – 46.2%	7.4% – 44.1%
Weighted average	8.9%	10.5%	9.7%
Average life (in years):
Range	0.9 – 8.3	1.2 – 7.8	2.0 – 8.3
Weighted average	7.7	6.6	7.5
Effect on fair value of (2):
5% adverse change	($33,489)	($10,809)	($23,544)
10% adverse change	($65,896)	($21,239)	($46,284)
20% adverse change	($127,676)	($41,038)	($89,514)
Annual per-loan cost of servicing:
Range	$78 – $97	$78 – $97	$79 – $97
Weighted average	$89	$89	$89
Effect on fair value of (2):
5% adverse change	($18,880)	($6,247)	($11,216)
10% adverse change	($37,760)	($12,494)	($22,431)
20% adverse change	($75,520)	($24,987)	($44,863)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)

For MSRs carried at fair value, an adverse change in one of the above-mentioned key inputs is expected to result in a reduction in fair value which will be recognized in income. For MSRs carried at lower of amortized cost or fair value, an adverse change in one of the above-mentioned key inputs resulted in recognition of MSR impairment. The extent of the recognized MSR impairment depended on the relationship of fair value to the carrying value of such MSRs.

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

Following are the key inputs used in estimating the fair value of ESS:

	March 31,	December 31,
	2018	2017
Carrying value (in thousands)	$236,002	$236,534
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$26,236,839	$27,217,199
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs:
Pricing spread (1):
Range	3.6% – 4.1%	3.8% – 4.3%
Weighted average	3.9%	4.1%
Annualized prepayment speed (2):
Range	8.0% – 52.4%	8.4% – 41.4%
Weighted average	9.9%	10.8%
Average life (in years):
Range	1.1 – 7.8	1.4 – 7.7
Weighted average	6.8	6.5

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

Following are the key inputs used in determining the fair value of MSLs:

	March 31,	December 31,
	2018	2017
MSL and pool characteristics:
Carrying value (in thousands)	$12,063	$14,120
Unpaid principal balance of underlying mortgage loans (in thousands)	$1,766,722	$1,620,609
Weighted average servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	8.5%	7.7%
Prepayment speed (2)	29.1%	32.9%
Average life (in years)	4.1	3.5
Annual per-loan cost of servicing	$387	$404

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSLs.
(2)	Prepayment speed is measured using Life Total CPR.

Note 7—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Government-insured or guaranteed	$1,989,293	$2,085,764
Conventional conforming	134,544	231,128
Purchased from Ginnie Mae pools serviced by the Company	454,651	777,300
Repurchased pursuant to representations and warranties	5,748	4,911
	$2,584,236	$3,099,103
Fair value of mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$2,036,895	$2,530,299
Mortgage loan participation purchase and sale agreements	532,294	551,688
	$2,569,189	$3,081,987

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

The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2018			December 31, 2017
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	4,275,126	$53,495	$2,599	3,654,955	$60,012	$1,740
Repurchase agreement derivatives		20,974	—		10,656	—
Used for hedging purposes:
Forward purchase contracts	6,543,783	28,796	—	4,920,883	4,288	1,272
Forward sales contracts	6,924,346	979	19,276	5,204,796	2,101	7,031
MBS put options	3,750,000	12,878	—	4,925,000	3,481	—
Put options on interest rate futures purchase contracts	2,800,000	1,039	—	2,125,000	3,570	—
Call options on interest rate futures purchase contracts	225,000	715	—	100,000	938	—
Treasury futures purchase contracts	510,000	—	—	100,000	—	—
Treasury futures sale contracts	1,250,000	—	—	—	—	—
Interest rate swap futures purchase contracts	465,000	—	—	1,400,000	—	—
Total derivatives before netting		118,876	21,875		85,046	10,043
Netting		(29,407)	(17,399)		(6,867)	(4,247)
		$89,469	$4,476		$78,179	$5,796
Deposits placed with derivative counterparties		$12,008			$2,620

The following table summarizes the notional amount activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended March 31, 2018
	Amount			Amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	4,920,883	45,330,785	(43,707,885)	6,543,783
Forward sale contracts	5,204,796	56,355,552	(54,636,002)	6,924,346
MBS put options	4,925,000	4,500,000	(5,675,000)	3,750,000
MBS call options	—	5,675,000	(5,675,000)	—
Put options on interest rate futures purchase contracts	2,125,000	5,525,000	(4,850,000)	2,800,000
Call options on interest rate futures purchase contracts	100,000	375,000	(250,000)	225,000
Put options on interest rate futures sale contracts	—	4,850,000	(4,850,000)	—
Call options on interest rate futures sale contracts	—	250,000	(250,000)	—
Treasury futures purchase contracts	100,000	1,904,900	(1,494,900)	510,000
Treasury futures sale contracts	—	3,406,200	(2,156,200)	1,250,000
Interest rate swap futures purchase contracts	1,400,000	465,000	(1,400,000)	465,000
Interest rate swap futures sale contracts	—	1,400,000	(1,400,000)	—

	Quarter ended March 31, 2017
	Amount			Amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	12,746,191	42,184,309	(45,638,448)	9,292,052
Forward sale contracts	16,577,942	51,649,826	(56,844,019)	11,383,749
MBS put options	1,175,000	5,525,000	(3,750,000)	2,950,000
MBS call options	1,600,000	—	(1,600,000)	—
Put options on interest rate futures purchase contracts	1,125,000	3,060,000	(3,025,000)	1,160,000
Call options on interest rate futures purchase contracts	900,000	955,000	(1,372,700)	482,300
Put options on interest rate futures sale contracts	—	3,025,000	(3,025,000)	—
Call options on interest rate futures sale contracts	—	1,430,000	(1,372,700)	57,300
Treasury futures purchase contracts	—	104,800	(104,800)	—
Treasury futures sale contracts	—	104,800	(104,800)	—
Interest rate swap futures purchase contracts	200,000	200,000	(200,000)	200,000
Interest rate swap futures sale contracts	—	200,000	(200,000)	—

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	March 31, 2018			December 31, 2017
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$53,495	$—	$53,495	$60,012	$—	$60,012
Repurchase agreement derivatives	20,974	—	20,974	10,656	—	10,656
	74,469	—	74,469	70,668	—	70,668
Derivatives subject to master netting arrangements:
Forward purchase contracts	28,796	—	28,796	4,288	—	4,288
Forward sale contracts	979	—	979	2,101	—	2,101
MBS put options	12,878	—	12,878	3,481	—	3,481
Put options on interest rate futures purchase contracts	1,039	—	1,039	3,570	—	3,570
Call options on interest rate futures purchase contracts	715	—	715	938	—	938
Netting	—	(29,407)	(29,407)	—	(6,867)	(6,867)
	44,407	(29,407)	15,000	14,378	(6,867)	7,511
	$118,876	$(29,407)	$89,469	$85,046	$(6,867)	$78,179

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2018				December 31, 2017
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$53,495	$—	$—	$53,495	$60,012	$—	$—	$60,012
Deutsche Bank	20,974	—	—	20,974	10,656	—	—	10,656
Bank of America, N.A.	3,317	—	—	3,317	—	—	—	—
JPMorgan Chase Bank, N.A.	2,489	—	—	2,489	267	—	—	267
Goldman Sachs	2,430	—	—	2,430	540	—	—	540
Federal National Mortgage Association	1,997	—	—	1,997	1,092	—	—	1,092
RJ O'Brien	1,754	—	—	1,754	4,508	—	—	4,508
Others	3,013	—	—	3,013	1,104	—	—	1,104
	$89,469	$—	$—	$89,469	$78,179	$—	$—	$78,179

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	March 31, 2018			December 31, 2017
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$2,599	$—	$2,599	$1,740	$—	$1,740
Derivatives subject to a master netting arrangement:
Forward purchase contracts	—	—	—	1,272	—	1,272
Forward sale contracts	19,276	—	19,276	7,031	—	7,031
Netting	—	(17,399)	(17,399)	—	(4,247)	(4,247)
	19,276	(17,399)	1,877	8,303	(4,247)	4,056
Total derivatives	21,875	(17,399)	4,476	10,043	(4,247)	5,796
Mortgage loans sold under agreements to repurchase:
Amount outstanding	1,813,463	—	1,813,463	2,380,866	—	2,380,866
Unamortized premiums and debt issuance costs, net	819	—	819	672	—	672
	1,814,282	—	1,814,282	2,381,538	—	2,381,538
	$1,836,157	$(17,399)	$1,818,758	$2,391,581	$(4,247)	$2,387,334

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

	March 31, 2018				December 31, 2017
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
IRLCs	$2,599	$—	$—	$2,599	$1,740	$—	$—	$1,740
Credit Suisse First Boston Mortgage Capital LLC	618,639	(618,639)	—	—	1,010,562	(1,010,320)	—	242
Deutsche Bank	720,504	(720,504)	—	—	593,864	(593,864)	—	—
Bank of America, N.A.	246,356	(246,356)	—	—	406,787	(406,355)	—	432
JPMorgan Chase Bank, N.A.	93,179	(93,179)	—	—	90,442	(90,442)	—	—
Morgan Stanley Bank, N.A.	87,941	(86,880)	—	1,061	139,491	(138,983)	—	508
Royal Bank of Canada	29,489	(29,489)	—	—	24,835	(23,752)	—	1,083
BNP Paribas	13,026	(12,463)	—	563	87,753	(87,753)	—	—
Citibank, N.A.	5,953	(5,953)	—	—	23,010	(23,010)	—	—
Barclays Capital	—	—	—	—	6,387	(6,387)	—	—
Others	253	—	—	253	1,791	—	—	1,791
	$1,817,939	$(1,813,463)	$—	$4,476	$2,386,662	$(2,380,866)	$—	$5,796

Following are the gains and (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Income statement line	2018	2017
		(in thousands)
Repurchase agreement derivative	Interest expense	$(426)	$—
Hedged item:
Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale	$87,747	$1,708
Mortgage servicing rights	Net mortgage loan servicing fees–Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	$(103,593)	$(22,166)

Note 9—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of quarter	$8,552	$70,906
Carried Interest recognized during the quarter	(180)	(128)
Cash received during the quarter	(7,834)	—
Balance at end of quarter	$538	$70,778

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

In 2017 and though the quarter ended March 31, 2018, the Investment Funds sold or liquidated all of their remaining investments. The Company has since collected most of its Carried Interest and expects to collect the remaining balance, adjusted for intervening income or losses through the date of liquidation of the Investment Funds, during 2018.

Note 10—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights Carried at Fair Value

The activity in MSRs carried at fair value is as follows:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of quarter	$638,010	$515,925
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to a change in accounting principle	1,482,426	—
Balance after reclassification	2,120,436	515,925
Additions:
Purchases	27,606	203
Mortgage servicing rights resulting from mortgage loan sales	143,910	5,984
	171,516	6,187
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	130,449	1,992
Other changes in fair value (2)	(67,912)	(17,188)
Total change in fair value	62,537	(15,196)
Balance at end of quarter	$2,354,489	$506,916

	March 31,	December 31,
	2018	2017
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable	$2,178,536	$630,711

(1)

Principally reflects changes in discount rate and prepayment speed inputs, primarily due to changes in market interest rates, and changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Rights Carried at Lower of Amortized Cost or Fair Value

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Amortized cost:
Balance at beginning of quarter	$1,583,378	$1,206,694
Transfer of mortgage servicing rights to mortgage servicing rights carried at fair value pursuant to a change in accounting principle	(1,583,378)	—
Balance after reclassification	—	1,206,694
Mortgage servicing rights resulting from mortgage loan sales	—	130,218
Amortization	—	(37,819)
Balance at end of quarter	—	1,299,093

Valuation allowance:
Balance at beginning of quarter	(101,800)	(94,947)
Reduction resulting from transfer of mortgage servicing rights to mortgage servicing rights carried at fair value pursuant to a change in accounting principle	101,800	—
Balance after reclassification	—	(94,947)
Reduction of valuation allowance	—	13,999
Balance at end of quarter	—	(80,948)
Mortgage servicing rights, net at end of quarter	$—	$1,218,145
Fair value of mortgage servicing rights at:
Beginning of quarter		$1,112,302
End of quarter		$1,227,077

		December 31,
		2017
		(in thousands)
Fair value of mortgage servicing rights pledged to secure assets sold under agreements to repurchase and note payable		$1,467,356

Mortgage Servicing Liabilities Carried at Fair Value

The activity in MSLs carried at fair value is summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of quarter	$14,120	$15,192
Mortgage servicing liabilities resulting from mortgage loan sales	2,037	4,059
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	2,643	3,290
Other changes in fair value (2)	(6,737)	(6,547)
Total change in fair value	(4,094)	(3,257)
Balance at end of quarter	$12,063	$15,994

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Servicing fees relating to MSRs and MSLs are recorded in Net mortgage loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs and MSLs are recorded in Net mortgage loan servicing fees—Loan servicing fees—Ancillary and other fees on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Contractual servicing fees	$135,483	$106,467
Ancillary and other fees:
Late charges	7,459	6,684
Other	1,562	925
	$144,504	$114,076

Note 11—Borrowings

The borrowing facilities described throughout this Note 11 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2018.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended March 31,
	2018	2017
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$1,643,443	$1,516,480
Weighted average interest rate (1)	3.59%	3.08%
Total interest expense	$6,732	$13,955
Maximum daily amount outstanding	$2,380,121	$2,093,542

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,813,463	$2,380,866
Unamortized premiums and debt issuance costs, net	819	672
	$1,814,282	$2,381,538
Weighted average interest rate	3.73%	3.24%
Available borrowing capacity (2):
Committed	$536,576	$316,503
Uncommitted	2,434,961	2,257,631
	$2,971,537	$2,574,134
Fair value of assets securing repurchase agreements:
Mortgage loans held for sale	$2,036,895	$2,530,299
Servicing advances (3)	$104,685	$114,643
Mortgage servicing rights (3)	$2,178,536	$2,098,067
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$142,938	$144,128
Margin deposits placed with counterparties (4)	$3,750	$3,750

(1)	Excludes the effect of amortization of net premiums of $8.0 million for the quarter ended March 31, 2018 and debt issuance costs of $2.3 million for the quarter ended March 31, 2017.
(2)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(3)

Beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2017-GT2 Notes and 2018-GT1 Notes. Financing of the VFN is included in Assets sold under agreements to repurchase and 2017-GT2 Notes and 2018-GT1 Notes are included in Notes payable on the Company's consolidated balance sheet.

(4)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2018	Balance
(dollars in thousands)
Within 30 days	$525,442
Over 30 to 90 days	1,288,021
Total assets sold under agreements to repurchase	$1,813,463
Weighted average maturity (in months)	1.7

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets under agreements to repurchase is summarized by counterparty below as of March 31, 2018:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$266,554	April 27, 2018	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC	$188,287	April 21, 2018	April 27, 2018
Deutsche Bank AG	$99,415	June 18, 2018	September 30, 2018
Bank of America, N.A.	$19,246	May 6, 2018	May 25, 2018
JP Morgan Chase Bank, N.A.	$7,313	May 21, 2018	October 12, 2018
Morgan Stanley Bank, N.A.	$5,823	June 15, 2018	August 24, 2018
Royal Bank of Canada	$1,907	June 13, 2018	June 29, 2018
BNP Paribas	$615	May 14, 2018	November 16, 2018
Citibank, N.A.	$277	April 26, 2018	May 1, 2018

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2018	2017
	(dollars in thousands)
Average balance	$215,614	$205,820
Weighted average interest rate (1)	2.89%	1.95%
Total interest expense	$1,727	$1,132
Maximum daily amount outstanding	$527,706	$719,434

(1)	Excludes the effect of amortization of facility fees totaling $171,000 and $129,000 for the quarters ended March 31, 2018 and 2017, respectively.

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$510,583	$527,706
Unamortized debt issuance costs	(140)	(311)
	$510,443	$527,395
Weighted average interest rate	3.14%	2.81%
Fair value of mortgage loans pledged to secure mortgage loan participation purchase and sale agreements	$532,294	$551,688

Notes Payable

Term Notes

On February 16, 2017, the Company, through the Issuer Trust, issued an aggregate principal amount of $400 million in Term Notes (the “2017-GT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The 2017-GT1 Notes bore interest at a rate equal to one-month LIBOR plus 4.75% per annum. The 2017-GT1 Notes were scheduled to mature on February 25, 2020 or, if extended pursuant to the terms of the related indenture supplement, February 25, 2021 (unless earlier redeemed in accordance with their terms).

On August 10, 2017, the Company, through the Issuer Trust, issued an aggregate principal amount of $500 million in Term Notes (the “2017-GT2 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2017-GT2 Notes bear interest at a rate equal to one-month LIBOR plus 4.0% per annum. The 2017-GT2 Notes will mature on August 25, 2022 or, if extended pursuant to the terms of the related indenture supplement, August 25, 2023 (unless earlier redeemed in accordance with their terms).

On February 28, 2018, the Company, through the Issuer Trust, issued an aggregate principal amount of $650 million in Term Notes (the “2018-GT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2018-GT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.85% per annum. The 2018-GT1 Notes will mature on February 25, 2023 or, if extended pursuant to the terms of the related indenture supplement, February 25, 2025 (unless earlier redeemed in accordance with their terms).

On February 28, 2018, in connection with its issuance of the 2018-GT1 Notes, the Company also redeemed all of the 2017-GT1 Notes previously issued by the Issuer Trust. The redemption amount for the 2017-GT1 Notes was $400 million plus all accrued and unpaid interest.

All of the Term Notes rank pari passu with each other and with the VFN issued by the Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae MSRs and ESS that are financed pursuant to the GNMA MSR Facility.

Revolving Credit Agreement

The Company entered into a revolving credit agreement pursuant to which the lenders agreed to make revolving loans in an amount not to exceed $150 million. The proceeds of the loans are to be used solely for working capital and general corporate purposes of the Company and its subsidiaries. Interest on the loans accrues at a per annum rate of interest equal to, at an election of the Company, either LIBOR plus the applicable margin or an alternate base rate (as defined in the credit agreement). During the existence of certain events of default, interest accrues at a higher rate. The maturity date is November 16, 2018.

Notes payable are summarized below:

	Quarter ended March 31,
	2018	2017
	(dollars in thousands)
Average balance	$979,868	$294,992
Weighted average interest rate (1)	5.63%	5.51%
Total interest expense	$18,222	$4,930
Maximum daily amount outstanding	$1,150,000	$511,725

(1)	Excluding the effect of amortization of debt issuance costs totaling $4.2 million and $0.9 million for the quarters ended March 31, 2018 and 2017, respectively.

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,150,000	$900,006
Unamortized debt issuance costs	(9,978)	(8,501)
	$1,140,022	$891,505
Weighted average interest rate	4.97%	5.66%
Unused amount	$150,000	$280,000
Assets pledged to secure notes payable:
Cash	$116,570	$20,765
Carried Interest	$538	$8,552
Servicing advances (1)	$104,685	$114,643
Mortgage servicing rights (1)	$2,178,536	$2,098,067

(1)

Beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2017-GT2 Notes and 2018-GT1 Notes. Financing of the VFN is included in Assets sold under agreements to repurchase and 2017-GT2 Notes and 2018-GT1 Notes are included in Notes payable on the Company's consolidated balance sheet.

Obligations under Capital Lease

In December 2015, the Company entered into a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on March 23, 2020 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended March 31,
	2018	2017
	(dollars in thousands)
Average balance	$18,703	$24,176
Weighted average interest rate	3.64%	2.81%
Total interest expense	$170	$159
Maximum daily amount outstanding	$20,971	$31,178

	March 31,	December 31,
	2018	2017
	(in thousands)
Unpaid principal balance	$16,435	$20,971
Weighted average interest rate	3.79%	3.26%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$22,250	$23,915
Capitalized software	$1,457	$1,568

Excess Servicing Spread Financing

In conjunction with the Company’s purchase from non-affiliates of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements with PMT. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained a fixed base servicing fee and all ancillary income associated with servicing the loans. The Company continues to be the servicer of the mortgage loans and retains all servicing obligations, including responsibility to make servicing advances.

Following is a summary of ESS:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of quarter	$236,534	$288,669
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust	904	1,573
Accrual of interest	3,934	4,647
Repayment	(12,291)	(14,632)
Change in fair value	6,921	(2,773)
Balance at end of quarter	$236,002	$277,484

Note 12—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of quarter	$20,053	$19,067
Provision for losses on mortgage loans sold:
Resulting from sales of mortgage loans	1,492	1,402
Reduction in liability due to change in estimate	(1,113)	(872)
Incurred losses	(3)	(161)
Balance at end of quarter	$20,429	$19,436
Unpaid principal balance of mortgage loans subject to representations and warranties at end of quarter	$127,056,220	$98,569,346

Note 13—Income Taxes

The Company’s effective income tax rates were 8.3% and 12.3% for the quarters ended March 31, 2018 and 2017, respectively. The lower effective tax rate for 2018 reflects the effect of the change in the federal statutory tax rate from 35% to 21%, resulting from the December 22, 2017 enactment of H.R.1, known as the Tax Cuts and Jobs Act (the “Tax Act”). The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into the Company’s Class A common stock and the Company’s ownership units in PennyMac is increased through vesting of equity awards, the portion of the Company’s income that will be subject to corporate federal and state statutory tax rates will increase, which will in turn increase the Company’s effective income tax rate. The repurchase of Company shares under the Repurchase Program as described in Note 15–Stockholders’ Equity has the opposite effect and results in a corresponding redemption of PennyMac units from the Company pursuant to the PennyMac Limited Liability Agreement.

Note 14—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of March 31, 2018, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Regulatory Matters

The Company and/or its subsidiaries are subject to various state and federal regulations related to its loan production and servicing operations, as well as regulations by various federal agencies, such as the Bureau of Consumer Financial Protection (“BCFP”), HUD, and the Federal Housing Administration. The Company and/or its subsidiaries are also subject to certain requirements by the Agencies to which it sells loans and for which it performs loan servicing activities. As the result, the Company may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by the various federal, state and local regulatory bodies.

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund mortgage loans totaled $4.3 billion as of March 31, 2018.

Leases

The Company leases office facilities. Rent expense was $4.3 million and $3.4 million for the quarters ended March 31, 2018 and 2017, respectively.

The following table provides a summary of future minimum lease payments required under lease agreements as of March 31, 2018:

Twelve months ended March 31,	Future minimum lease payments
(in thousands)
2019	$14,029
2020	14,879
2021	14,111
2022	11,635
2023	10,251
Thereafter	30,011
$94,916

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

Note 15—Stockholders’ Equity

In June 2017, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) under which the Company may repurchase up to $50 million of its outstanding Class A common stock. As of December 31, 2017, the Company had repurchased approximately 505,000 shares of Class A common stock at a cost of approximately $8.6 million. The shares of repurchased Class A common stock were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common stock pool. The Company did not repurchase any Class A common stock during the quarter ended March 31, 2018.

Note 16—Noncontrolling Interest

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

	Quarter ended March 31,
	2018	2017

Net income attributable to PennyMac Financial Services, Inc. common stockholders	$16,619	$10,879
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$14,859	$8,763
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC	748	329

	March 31,	December 31,
	2018	2017
Percentage of noncontrolling interest in Private National Mortgage Acceptance Company, LLC	68.4%	69.2%

Note 17—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
From non-affiliates:
Cash (loss) gain:
Mortgage loans	$(181,801)	$(58,681)
Hedging activities	104,396	1,107
	(77,405)	(57,574)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	141,873	132,143
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,492)	(1,402)
Reduction in liability due to change in estimate	1,113	872
Change in fair value relating to mortgage loans and hedging derivatives held at quarter end:
Interest rate lock commitments	(7,376)	6,615
Mortgage loans	18,964	7,396
Hedging derivatives	(16,649)	601
	59,028	88,651
From PennyMac Mortgage Investment Trust	12,386	(1,695)
	$71,414	$86,956

Note 18—Net Interest Income (Expense)

Net interest expense is summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$608	$337
Mortgage loans held for sale at fair value	26,607	16,615
Placement fees relating to custodial funds	13,424	5,102
	40,639	22,054
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	1,976	1,805
	42,615	23,859

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	6,732	13,955
Mortgage loan participation purchase and sale agreements	1,727	1,132
Notes payable	18,222	4,930
Obligations under capital lease	170	159
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,830	3,623
Interest on mortgage loan impound deposits	1,130	1,028
	32,811	24,827
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	3,934	4,647
	36,745	29,474
	$5,870	$(5,615)

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended March 31, 2018, the Company included $10.2 million of such incentives as a reduction in Interest expense. The master repurchase agreement has an initial term of six months and is renewable for three additional six-month terms at the option of the lender. On April 18, 2018, the Company renewed the master repurchase agreement for a six-month term. There can be no assurance that the lender will continue to renew this agreement upon its maturity.

Note 19—Stock-based Compensation

As of March 31, 2018 and December 31, 2017, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Grants:
Units:
Performance-based RSUs	524	694
Stock options	674	861
Time-based RSUs	316	405
Grant date fair value:
Performance-based RSUs	$12,791	$12,512
Stock options	6,147	5,772
Time-based RSUs	7,703	7,302
Total	$26,641	$25,586
Vestings and exercises:
Performance-based RSUs vested	—	—
Stock options exercised	196	20
Time-based RSUs vested	234	139
Compensation expense	$6,171	$5,525

The performance-based RSUs provide for the issuance of shares of the Company’s Class A common stock based on the attainment of earnings per share and/or return on equity target performance goals and are subject to adjustment based on individual performance of the grantees. The satisfaction of the performance goals and issuance of shares are approved by the compensation committee of the Company’s board of directors. On April 2, 2018, the compensation committee of the board of directors determined that the performance goals for certain performance-based RSU awards with a performance period ended December 31, 2017 were satisfied, and 774,000 shares vested and were issued to the grantees pursuant to such performance-based RSUs.

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

Potentially dilutive shares of common stock include non-vested stock-based compensation awards and PennyMac Class A units. The Company applies the treasury stock method to determine the diluted weighted average shares of common stock outstanding represented by the non-vested stock-based compensation awards. The diluted earnings per share calculation includes an evaluation of whether the exchange of PennyMac Class A units for shares of common stock is dilutive. Accordingly, in this evaluation, earnings attributable to the Company’s common stockholders is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the income taxes that would be applicable to such earnings.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to common stockholders	$16,619	$10,879
Weighted average shares of common stock outstanding	23,832	22,619
Basic earnings per share of common stock	$0.70	$0.48

Diluted earnings per share of common stock:
Net income attributable to common stockholders	$16,619	$10,879
Net income attributable to dilutive stock-based compensation units	1,400	244
Effect of net income attributable to PennyMac Class A units exchangeable to Class A common stock, net of income taxes	35,449	25,306
Net income attributable to common stockholders for diluted earnings per share	$53,468	$36,429
Weighted average shares of common stock outstanding applicable to basic earnings per share	23,832	22,619
Effect of dilutive shares:
Common shares issuable under stock-based compensation plan	2,947	935
PennyMac Class A units exchangeable to Class A common stock	52,682	53,589
Weighted average shares of common stock applicable to diluted earnings per share	79,461	77,143
Diluted earnings per share of common stock	$0.67	$0.47

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes weighted-average number of the anti-dilutive stock options, restricted stock units (“RSUs”) and exchangeable PennyMac Class A units excluded from the calculation of diluted earnings per share:

	Quarter ended March 31,
	2018	2017
	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	134	1,763
Stock options (2)	172	1,562
Total anti-dilutive stock-based compensation units	306	3,325
Weighted average exercise price of anti-dilutive stock options (2)	$24.40	$18.15

(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)

Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock price during the quarter.

Note 21—Supplemental Cash Flow Information

	Quarter ended March 31,
	2018	2017
	(in thousands)
Cash paid for interest	$40,227	$34,050
Cash paid for income taxes, net	$2	$16
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$143,910	$136,202
Mortgage servicing liabilities resulting from mortgage loan sales	$2,037	$4,059
Unsettled portion of MSR acquisitions	$62	$—
Non-cash financing activity:
Transfer of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$904	$1,573
Issuance of Class A common stock in settlement of director fees	$79	$84

Note 22—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of equity and liquid assets to remain a seller/servicer in good standing with the Agencies. Such equity and liquid asset requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Company is subject to financial eligibility requirements for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include tangible net worth of $2.5 million plus 25 basis points of the Company’s total 1-4 unit mortgage loan servicing portfolio, excluding mortgage loans subserviced for others and a liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB in excess of 6.0%.

The Company is also subject to financial eligibility requirements for Ginnie Mae single-family issuers. The eligibility requirements include net worth of $2.5 million plus 35 basis points of PLS' outstanding Ginnie Mae single-family obligations and a liquidity requirement equal to the greater of $1.0 million or 10 basis points of PLS' outstanding Ginnie Mae single-family securities.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	March 31, 2018		December 31, 2017
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$1,626,355	$446,916	$1,561,977	$429,671
Ginnie Mae – PLS	$1,376,610	$698,890	$1,307,580	$674,133
Ginnie Mae – PennyMac	$1,592,883	$768,779	$1,511,201	$741,574
HUD – PLS	$1,376,610	$2,500	$1,307,580	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$228,961	$61,339	$196,415	$58,754
Ginnie Mae – PLS	$228,961	$160,856	$196,415	$153,431
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	24%	6%	21%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

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

Financial performance and results by segment are as follows:

	Quarter ended March 31, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$36,198	$35,216	$71,414	$—	$71,414
Mortgage loan origination fees	24,563	—	24,563	—	24,563
Fulfillment fees from PennyMac Mortgage Investment Trust	11,944	—	11,944	—	11,944
Net mortgage loan servicing fees	—	116,789	116,789	—	116,789
Management fees	—	—	—	5,775	5,775
Carried Interest from Investment Funds	—	—	—	(180)	(180)
Net interest income (expense):
Interest income	14,248	28,367	42,615	—	42,615
Interest expense	2,102	34,627	36,729	16	36,745
	12,146	(6,260)	5,886	(16)	5,870
Other	316	395	711	1,315	2,026
Total net revenue	85,167	146,140	231,307	6,894	238,201
Expenses	67,997	91,265	159,262	5,943	165,205
Income before provision for income taxes	$17,170	$54,875	$72,045	$951	$72,996
Segment assets at quarter end (2)	$2,251,354	$4,630,946	$6,882,300	$11,877	$6,894,177

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $8.7 million.

	Quarter ended March 31, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$62,837	$24,119	$86,956	$—	$86,956
Mortgage loan origination fees	25,574	—	25,574	—	25,574
Fulfillment fees from PennyMac Mortgage Investment Trust	16,570	—	16,570	—	16,570
Net mortgage loan servicing fees	—	74,163	74,163	—	74,163
Management fees	—	—	—	5,374	5,374
Carried Interest from Investment Funds	—	—	—	(128)	(128)
Net interest income (expense):
Interest income	12,936	10,923	23,859	—	23,859
Interest expense	8,822	20,641	29,463	11	29,474
	4,114	(9,718)	(5,604)	(11)	(5,615)
Other	945	471	1,416	163	1,579
Total net revenue	110,040	89,035	199,075	5,398	204,473
Expenses	62,536	75,619	138,155	4,286	142,441
Income (loss) before provision for income taxes	$47,504	$13,416	$60,920	$1,112	$62,032
Segment assets at quarter end (2)	$2,054,302	$3,096,709	$5,151,011	$91,316	$5,242,327

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $9.0 million.

Note 24—Recently Issued Accounting Pronouncements

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

ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential effect that the adoption of ASU 2016-02 will have on its consolidated financial statements. As shown in Note 14 – Commitments and Contingencies, the Company had approximately $94.9 million in future minimum lease payment commitments as of March 31, 2018. Were the Company to adopt ASU 2016-02 as of March 31, 2018, it would be required to recognize a right-of-use asset and a corresponding liability based on the present value of such obligation as of March 31, 2018. The Company does not expect to recognize a significant cumulative effect adjustment to its stockholders’ equity as a result of adopting ASU 2016-02.

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	All agreements to repurchase assets that matured between March 31, 2018 and the date of this Report were extended or renewed.

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

Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government sponsored entity (“GSE”). PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”), and a servicer for the Home Affordable Modification Program. We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT. PCM also manages PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, LP, both registered under the Investment Company Act of 1940 (“Investment Company Act”), as amended, an affiliate of these funds and

PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.” In 2017 through the quarter ended March 31, 2018, the Investment Funds sold or liquidated all of their remaining investments. We expect to complete liquidation of the Investment Funds during 2018.

We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management.

•	The production segment performs mortgage loan origination, acquisition and sale activities.
•	The servicing segment performs mortgage loan servicing for both newly originated loans and loans we service for others, including for the Advised Entities.
•

The investment management segment represents our investment management activities, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement; managing correspondent production activities for PMT; and managing the acquired investments for the Advised Entities.

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$71,414	$86,956
Mortgage loan origination fees	24,563	25,574
Fulfillment fees from PennyMac Mortgage Investment Trust	11,944	16,570
Net mortgage loan servicing fees	116,789	74,163
Management fees & Carried Interest	5,595	5,246
Net interest income (expense)	5,870	(5,615)
Other	2,026	1,579
Total net revenue	238,201	204,473
Expenses	165,205	142,441
Provision for income taxes	6,070	7,646
Net income	$66,926	$54,386

Income before provision for income taxes by segment:
Mortgage banking:
Production	$17,170	$47,504
Servicing	54,875	13,416
Total mortgage banking	72,045	60,920
Investment management	951	1,112
	$72,996	$62,032
During the quarter:
Interest rate lock commitments issued	$10,857,635	$11,105,899
Unpaid principal balance of mortgage loans fulfilled for PMT subject to fulfillment fees	$4,225,631	$4,631,906
At quarter end:
Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$173,487,165	$135,349,287
Mortgage servicing liabilities	1,766,722	1,900,493
Mortgage loans held for sale	2,512,546	2,180,760
	177,766,433	139,430,540
Subserviced for Advised Entities	77,539,438	63,452,796
	$255,305,871	$202,883,336
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,542,258	$1,458,590
Investment Funds	2,668	97,551
	$1,544,926	$1,556,141

Net income increased $12.5 million during the quarter ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to an increase in Net mortgage loan servicing fees, which reflects both growth in our servicing portfolio and improved fair value related adjustments, and an increase in net interest income, which reflect the effect of incentives we received for financing mortgage loans held for sale approved for satisfying certain customer relief characteristics. The increase was partially offset by decreases in Net gains on mortgage loans held for sale at fair value,  Fulfillment fees from PennyMac Mortgage Investment Trust and Mortgage loan origination fees.

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

During the quarter ended March 31, 2018, we recognized Net gains on mortgage loans held for sale at fair value totaling $71.4 million, a decrease of $15.5 million compared to the same period in 2017. The decrease was primarily due to decreases in profit margins reflecting the generally rising interest rates in the mortgage market, which has a negative influence on demand for mortgage lending. Reduced demand negatively influences profit margins by causing increased price competition in the acquisition and origination of mortgage loans.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(181,801)	$(58,681)
Hedging activities	104,396	1,107
	(77,405)	(57,574)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	141,873	132,143
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,492)	(1,402)
Reduction in liability due to change in estimate	1,113	872
Change in fair value of mortgage loans and derivative financial instruments outstanding at quarter end:
Interest rate lock commitments	(7,376)	6,615
Mortgage loans	18,964	7,396
Hedging derivatives	(16,649)	601
	59,028	88,651
From PennyMac Mortgage Investment Trust	12,386	(1,695)
	$71,414	$86,956
During the quarter:
Interest rate lock commitments issued:
Conventional mortgage loans	$1,102,197	$668,585
Government-insured or guaranteed mortgage loans	9,755,438	10,437,314
	$10,857,635	$11,105,899
At quarter end:
Mortgage loans held for sale at fair value	$2,584,236	$2,277,751
Commitments to fund and purchase mortgage loans	$4,275,126	$3,727,441

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

We recorded provisions for losses under representations and warranties relating to current mortgage loan sales as a component of Net gains on mortgage loans held for sale at fair value totaling $1.5 million during the quarter ended March 31, 2018 compared to $1.4 million during the same period in 2017. We also recorded reductions in the liability of $1.1 million during the quarter ended March 31, 2018 compared to $872,000 during the same period in 2017. The reductions in the liability resulted from reductions relating to mortgage loans meeting previously announced limitations on pursuit by the Agencies of claims on mortgage loans with certain performance histories.

Following is a summary of mortgage loan repurchase activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2018	2017
	(in thousands)
During the quarter:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of quarter	$7,579	$5,599
New indemnifications	2,632	689
Less:
Indemnified mortgage loans sold, repaid or refinanced	210	—
Mortgage loans indemnified by PFSI at end of quarter	$10,001	$6,288
Repurchase activity
Total mortgage loans repurchased by PFSI	$6,313	$5,303
Less:
Mortgage loans repurchased by correspondent lenders	6,646	2,583
Mortgage loans repaid by borrowers or resold with defects resolved	116	3,219
Net mortgage loans resold or repaid with losses chargeable to liability for representations and warranties	$(449)	$(499)
Net losses charged to liability for representations and warranties	$3	$161

At quarter end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$127,056,220	$98,569,346
Liability for representations and warranties	$20,429	$19,436

During the quarter ended March 31, 2018, we repurchased mortgage loans totaling $6.3 million in UPB. We recorded losses of $3,000 net of recoveries from correspondent sellers as a result of these repurchases during the quarter ended March 31, 2018. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect that the level of repurchase activity may increase.

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

Other mortgage loan production-related revenues

Mortgage loan origination fees decreased $1.0 million during the quarter ended March 31, 2018 compared to the same period in 2017. The decrease was primarily due to a decrease in volume of mortgage loans we produced.

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of mortgage loans. The fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT.

Fulfillment fees decreased $4.6 million during the quarter ended March 31, 2018 compared to the same period in 2017. The decrease is primarily due to a lower fulfillment fee rate pursuant to an amendment to our mortgage banking services agreement with PMT.

Summarized below are our fulfillment fees:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Fulfillment fee revenue	$11,944	$16,570
Unpaid principal balance of mortgage loans fulfilled subject to fulfillment fees	$4,225,631	$4,631,906
Average fulfillment fee rate (in basis points)	28	36

Net mortgage loan servicing fees

Following is a summary of our net mortgage loan servicing fees:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$135,483	$106,467
From PennyMac Mortgage Investment Trust	11,019	10,486
From Investment Funds	—	496
Ancillary and other fees	14,171	11,866
	160,673	129,315
Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread financing net of hedging results	(43,884)	(55,152)
Net mortgage loan servicing fees	$116,789	$74,163
Average mortgage loan servicing portfolio	$249,833,285	$198,646,419

Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Amortization and realization of cash flows	$(61,176)	$(48,460)
Other changes in fair value of, and provision for impairment of, mortgage servicing rights and mortgage servicing liabilities	127,806	12,701
Change in fair value of excess servicing spread	(6,921)	2,773
Hedging results	(103,593)	(22,166)
Total fair value adjustments, net of hedging results	17,292	(6,692)
Total amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	$(43,884)	$(55,152)
Average mortgage servicing rights balances:
Carried at fair value	$2,265,744	$556,658
Carried at lower of amortized cost or fair value	—	891,887
	$2,265,744	$1,448,545
Average mortgage servicing liabilities	$12,063	$15,155

Mortgage servicing rights at quarter end:
Carried at fair value	$2,354,489	$506,916
Carried at lower of amortized cost or fair value	—	1,218,145
	$2,354,489	$1,725,061
Mortgage servicing liabilities at quarter end	$12,063	$15,994

Following is a summary of our mortgage loan servicing portfolio:

	March 31,	December 31,
	2018	2017
	(in thousands)
Mortgage loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$125,643,312	$119,673,403
Acquired	47,843,853	46,575,834
	173,487,165	166,249,237
Mortgage servicing liabilities	1,766,722	1,620,609
Mortgage loans held for sale	2,512,546	2,998,377
	177,766,433	170,868,223
Subserviced for Advised Entities	76,636,300	73,651,608
Total prime servicing	254,402,733	244,519,831
Special servicing – Subserviced for Advised Entities	903,138	1,328,660
Total mortgage loans serviced	$255,305,871	$245,848,491

Net mortgage loan servicing fees increased $42.6 million during the quarter ended March 31, 2018, compared to the same period in 2017. The increase was due to a combination of increased mortgage loan servicing fees resulting from growth in our mortgage loan servicing portfolio and a net gain in fair value of MSRs, MSLs and ESS, net of hedging results, reflecting the effect of rising interest rates during the quarter ended March 31, 2018.

Mortgage loan servicing fees increased $31.4 million during the quarter ended March 31, 2018, compared to the same period in 2017 reflecting increases in our average servicing portfolio of 26% for the quarter ended March 31, 2018 compared to the same period in 2017. The decrease of $11.3 million in amortization, impairment and MSR, MSL and ESS valuation adjustments during the quarter ended March 31, 2018 compared to the same periods in 2017 reflect the effect of generally higher interest rates in the market during the quarter ended March 31, 2018. Higher interest rates discourage refinancings which extend the expected life of the servicing asset, thereby contributing to a smaller decline in the fair value of MSRs.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Management Fees:
PennyMac Mortgage Investment Trust:
Base management	$5,696	$5,008
Performance incentive	—	—
	5,696	5,008
Investment Funds	79	366
Total management fees	5,775	5,374
Carried Interest	(180)	(128)
Total management fees and Carried Interest	$5,595	$5,246
Net assets of Advised Entities at quarter end:
PennyMac Mortgage Investment Trust	$1,542,258	$1,458,590
Investment Funds	2,668	97,551
	$1,544,926	$1,556,141

Management fees from PMT increased $688,000 during the quarter ended March 31, 2018 compared to the same period in 2017. The increase was due to increases in PMT’s average shareholders’ equity, upon which its base management fees are calculated. The increase of PMT’s average shareholders’ equity during the quarter ended March 31, 2018 compared to the same period in 2017 was primarily due to the issuance of additional equity by PMT in the form of preferred shares in July 2017.

Management fees from the Investment Funds decreased $287,000 during the quarter ended March 31, 2018, compared to the same period in 2017. The reduction of management fees was anticipated as the Investment Funds sold or liquidated all of their investment assets in 2017 through the quarter ended March 31, 2018 and distributed most of the sale proceeds to the funds’ investors. We expect to complete liquidation of the Investment Funds and make final distributions to the Investment Funds’ investors during 2018.

Other revenues

Net interest income increased $11.5 million during the quarter ended March 31, 2018 compared to the same period in 2017. The increase in net interest income is primarily due to recognition of incentives that we received relating to our financing of certain mortgage loans satisfying certain consumer relief characteristics. In September 2017, we entered into a master repurchase agreement that provides us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. We recorded $10.2 million of such incentives as a reduction of Interest expense for the quarter ended March 31, 2018. The master repurchase agreement has an initial term of six months extendable for three additional six-month terms at the option of the lender. The lender extended the master repurchase agreement on April 18, 2018. There is no assurance that the lender will exercise the remaining extension options upon the maturity of this agreement.

Change in fair value of investment in and dividends received from PMT, increased $43,000 during the quarter ended March 31, 2018, compared to the same period in 2017. The change reflects the increase in share price of our investment in PMT. We held 75,000 common shares of PMT during each of the periods ended March 31, 2018 and 2017, with fair values of $1.4 million and $1.3 million, respectively, at March 31, 2018 and 2017.

Expenses

Compensation

Our compensation expense is summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Salaries and wages	$63,380	$56,903
Incentive compensation	19,576	11,528
Taxes and benefits	12,886	11,284
Stock and unit-based compensation	6,171	5,525
	$102,013	$85,240
Head count:
Average	3,233	2,956
Quarter end	3,241	2,864

Compensation expense increased $16.8 million during the quarter ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to an increase in incentive compensation reflecting our expectation of improved results of operations during 2018, as well as an increase in salaries and wages due to increased average head count resulting from the growth in our mortgage banking activities.

Servicing

Servicing expense decreased $544,000 during the quarter ended March 31, 2018 compared to the same period in 2017. The decrease was primarily due to a decrease in provision for servicing advance losses reflecting improved credit performance in our portfolio of MSRs backed by government-insured or guaranteed mortgage loans, partially offset by an increase in other servicing expenses due to growth in our mortgage loan servicing portfolio.

Technology

Technology expense increased $3.3 million during the quarter ended March 31, 2018 compared to the same period in 2017 primarily due to our continued investment in loan production and servicing infrastructure.

Occupancy and equipment

Occupancy and equipment expenses increased $1.3 million during the quarter ended March 31, 2018 compared to the same period in 2017. The increase was primarily attributable to expansion of our facilities made to accommodate our growth.

Marketing

Marketing expenses increased $425,000 during the year ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to increased outsourced loan solicitation calling campaigns.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead and personnel expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT. We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Subtopic 606) (“ASU 2014-09”) using the modified retrospective method effective January 1, 2018. Adoption of the ASU using the modified retrospective method required us to include those expenses in Other income starting January 1, 2018.

The expense amounts presented in our income statement are net of these allocations during 2017 and a component of Other revenue during 2018. Common overhead and personnel expense amounts allocated to PMT are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Technology	$220	$457
Occupancy and equipment	589	787
Compensation	120	—
Other	192	190
Total expenses	$1,121	$1,434

Provision for Income Taxes

Our effective tax rate was 8.3% during the quarter ended March 31 2018, compared to 12.3% during the same period in 2017. The lower effective tax rate for 2018 reflects the effect of a reduction in the federal statutory rate from 35% to 21% under the Tax Act of 2017. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares and our ownership in PennyMac is increased through vesting of equity awards, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2018	2017
	(in thousands)
ASSETS
Cash and short-term investments	$243,753	$207,805
Mortgage loans held for sale at fair value	2,584,236	3,099,103
Servicing advances, net	284,145	318,066
Investments in and advances to affiliates	172,106	172,869
Carried Interest due from Investment Funds	538	8,552
Mortgage servicing rights	2,354,489	2,119,588
Mortgage loans eligible for repurchase	1,018,488	1,208,195
Other	245,136	233,915
Total assets	$6,902,891	$7,368,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$3,481,182	$3,821,409
Payable to affiliates	400,052	419,970
Liability for mortgage loans eligible for repurchase	1,018,488	1,208,195
Other	208,970	198,845
Total liabilities	5,108,692	5,648,419
Stockholders' equity	1,794,199	1,719,674
Total liabilities and stockholders' equity	$6,902,891	$7,368,093

Total assets decreased $465.2 million from $7.4 billion at December 31, 2017 to $6.9 billion at March 31, 2018. The decrease was primarily due to a decrease of $514.9 million in mortgage loans held for sale at fair value resulting from a reduction in mortgage loans held for sale and a decrease of $189.7 million in mortgage loans eligible for repurchase, partially offset by an increase of $234.9 million in our investment in MSRs reflecting continued additions from our mortgage loan production activities and servicing portfolio acquisitions and an increase of $35.9 million in cash and short-term investments.

Total liabilities decreased by $539.7 million from $5.6 billion as of December 31, 2017 to $5.1 billion as of March 31, 2018. The decrease was primarily attributable to a decrease in borrowings required to finance a smaller inventory of mortgage loans held for sale at March 31, 2018 as compared to December 31, 2017.

Cash Flows

Our cash flows for the quarters ended March 31, 2018 and 2017 are summarized below:

	Quarter ended March 31,
	2018	2017	Change
	(in thousands)
Operating	$537,392	$(111,292)	$648,684
Investing	(81,263)	(60,354)	(20,909)
Financing	(355,981)	145,099	(501,080)
Net increase (decrease) in cash and restricted cash	$100,148	$(26,547)	$126,695

Our cash flows resulted in a net increase in cash and restricted cash of $100.1 million during the quarter ended March 31, 2018 as discussed below.

Operating activities

Net cash provided by operating activities totaled $537.4 million during the quarter ended March 31, 2018 and net cash used in operating activities totaled $111.3 million during the same period in 2017. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Cash flows from:
Mortgage loans held for sale at fair value	$473,727	$(138,588)
Other operating sources	63,665	27,296
	$537,392	$(111,292)

Investing activities

Net cash used in investing activities during the quarter ended March 31, 2018 totaled $81.3 million primarily due to a $128.1 million net use of cash in net settlement of derivative financial instruments used to hedge our investment in MSRs and purchases of MSRs totaling $27.6 million, partially offset by a $64.2 million decrease in short-term investments. Net cash used in investing activities during the quarter ended March 31, 2017 totaled $60.4 million primarily due to a $30.4 million increase in short-term investments and $20.5 million in net settlements of derivative financial instruments used to hedge our investment in MSRs.

Financing activities

Net cash used in financing activities totaled $356.0 million during the quarter ended March 31, 2018, primarily due to net repurchases of assets sold under agreements to repurchase, reflecting a reduction in our financing of mortgage loans held for sale. Net cash provided by financing activities totaled $145.1 million during the quarter ended March 31, 2017, primarily to finance the growth in our inventory of mortgage loans held for sale at fair value and our investments in MSRs.

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

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation certificates, ESS, notes payable (including a revolving credit agreement) and a capital lease.  All of our borrowings other than ESS, term notes payable and our obligation under capital lease have short-term maturities and provide for terms of approximately one year. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Average balance	$1,643,443	$1,516,480
Maximum daily balance	$2,380,121	$2,093,542
Balance at quarter end	$1,813,463	$2,036,366

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

We have purchased portfolios of MSRs and have financed them in part through the sale to PMT of the right to receive ESS. The outstanding amount of the ESS is based on the current valuation of such ESS and amounts received on the underlying mortgage loans.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2018, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2018 we had contractual obligations aggregating $8.5 billion, comprised of borrowings, commitments to purchase and originate mortgage loans and a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement. We also lease our office facilities and license certain software to support our loan servicing operations.

All agreements to repurchase assets and mortgage loan participation purchase and sale agreements that matured between March 31, 2018 and the date of this Report have been renewed, extended or repaid and are described in Note 11—Borrowings in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by year
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate mortgage loans	$4,275,126	$4,275,126	$—	$—	$—
Short-term debt	2,324,046	2,324,046	—	—	—
Long-term debt	1,402,969	12,101	4,334	1,150,000	236,534
Interest on long-term debt	356,851	71,007	194,466	54,555	36,823
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,037	—	12,763	7,681	25,593
Software licenses (1)	30,102	17,250	12,852	—	—
Office leases	94,916	14,029	28,990	21,886	30,011
Total	$8,530,047	$6,713,559	$253,405	$1,234,122	$328,961

(1)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $1.6 million per month. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 1.3 million at March 31, 2018. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the quarter ended March 31, 2018, software license fees totaled $6.2 million.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2018:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$266,554	April 27, 2018	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC (2)	$188,287	April 21, 2018	April 27, 2018
Deutsche Bank AG	$99,415	June 18, 2018	September 30, 2018
Bank of America, N.A.	$19,246	May 6, 2018	May 25, 2018
JP Morgan Chase Bank, N.A.	$7,313	May 21, 2018	October 12, 2018
Morgan Stanley Bank, N.A.	$5,823	June 15, 2018	August 24, 2018
Royal Bank of Canada	$1,907	June 13, 2018	June 29, 2018
BNP Paribas	$615	May 14, 2018	November 16, 2018
Citibank, N.A.	$277	April 26, 2018	May 1, 2018

(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.

(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under agreement to repurchase.

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements, three notes payable, ESS and a capital lease. The borrower under each of these facilities is PLS with the exception of the Credit Agreement, which is classified as a note payable, and the capital lease, in each case where the borrower is PennyMac. All PLS obligations as previously noted are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of March 31, 2018, we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$518,639	$1,100,000	$300,000	April 27, 2018
Credit Suisse First Boston Mortgage Capital LLC (3)	$100,000	$400,000	$400,000	April 27, 2018
Deutsche Bank AG	$720,504	$750,000	$—	November 9, 2018
Bank of America, N.A.	$246,356	$500,000	$225,000	May 25, 2018
JPMorgan Chase Bank, N.A.	$93,179	$500,000	$50,000	October 12, 2018
Morgan Stanley Bank, N.A.	$86,880	$500,000	$175,000	August 24, 2018
Royal Bank of Canada	$29,489	$135,000	$40,000	June 29, 2018
BNP Paribas	$12,463	$200,000	$100,000	November 16, 2018
Citibank, N.A.	$5,953	$700,000	$275,000	May 1, 2018
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$510,583	$550,000	$—	May 25, 2018
Notes payable
GMSR 2017-GT2 Term Note	$500,000	$500,000	$—	August 25, 2022
GMSR 2018-GT1 Term Note	$650,000	$650,000	$—	February 25, 2023
Credit Suisse AG	$—	$150,000	$150,000	November 16, 2018
Obligations under capital lease
Banc of America Leasing and Capital LLC	$16,435	$35,000	$—	March 23, 2020

(1)	Outstanding indebtedness as of March 31, 2018.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

(3)	The borrowing of $100 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.

All debt financing arrangements that matured between March 31, 2018 and the date of this Report have been renewed or extended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value method as of March 31, 2018, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,543,382	$2,445,291	$2,399,027	$2,311,585	$2,270,233	$2,191,875
Change in fair value:
$	$188,893	$90,802	$44,539	$(42,903)	$(84,255)	$(162,614)
%	8.0%	3.9%	1.9%	(1.8)%	(3.6)%	(6.9)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,500,450	$2,424,940	$2,389,115	$2,321,000	$2,288,592	$2,226,813
Change in fair value:
$	$145,962	$70,451	$34,626	$(33,489)	$(65,896)	$(127,676)
%	6.2%	3.0%	1.5%	(1.4)%	(2.8)%	(5.4)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,430,008	$2,392,248	$2,373,369	$2,335,609	$2,316,729	$2,278,969
Change in fair value:
$	$75,520	$37,760	$18,880	$(18,880)	$(37,760)	$(75,520)
%	3.2%	1.6%	0.8%	(0.8)%	(1.6)%	(3.2)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of March 31, 2018, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$243,968	$239,922	$237,946	$234,088	$232,204	$228,523
Change in fair value:
$	$7,967	$3,920	$1,944	$(1,914)	$(3,798)	$(7,479)
%	3.4%	1.7%	0.8%	(0.8)%	(1.6)%	(3.2)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$257,841	$246,468	$241,128	$231,077	$226,343	$217,403
Change in fair value:
$	$21,839	$10,466	$5,126	$(4,925)	$(9,659)	$(18,599)
%	9.3%	4.4%	2.2%	(2.1)%	(4.1)%	(7.9)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of March 31, 2018, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018 and our Quarterly Reports on Form 10-Q filed thereafter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2018.

Repurchases of our Common Stock

The following table summarizes the stock repurchase activity since the stock repurchase program was approved:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
July 1, 2017 – July 31, 2017	—	$—	—	$50,000,000
August 1, 2017 – August 31, 2017	270,905	$17.06	270,905	$45,379,288
September 1, 2017 – September 30, 2017	233,911	$17.01	233,911	$41,401,192
October 1, 2017 – December 31, 2017	—	$—	—	$41,401,192
January 1, 2018 – March 31, 2018	—	—	—	$41,401,192
Total	504,816	$17.03	504,816	$41,401,192

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Incorporated by Reference from the Below‑Listed Form (Each Filed under SEC File Number 15‑ 68669)
Exhibit No.	Exhibit Description	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PennyMac Financial Services, Inc.	8-K	May 14, 2013

3.2	Second Amended and Restated Bylaws of PennyMac Financial Services, Inc.	8-K	March 6, 2018

10.1	Loan and Security Agreement, dated as of February 1, 2018, by and among Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	8-K	February 7, 2018

10.2

Amendment No. 3 to Third Amended and Restated Master Repurchase Agreement, dated as of February 1, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		8-K	February 7, 2018

10.3

Amendment No. 1 to Second Amended and Restated Base Indenture, dated as of February 28, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		8-K	March 6, 2018

10.4

Series 2018-GT1 Indenture Supplement to Indenture, dated as of February 28, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 6, 2018

10.5

Amended and Restated Series 2016-MSRVF1 Indenture Supplement to Indenture, dated as of February 28, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 6, 2018

10.6

Amendment No. 1 to Master Repurchase Agreement, dated as of February 28, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, and PennyMac Loan Services, LLC.

		8-K	March 6, 2018

10.7	Amendment No. 1 to Third Amended and Restated Flow Servicing Agreement, dated as of March 1, 2018, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	*

10.8	Amendment Number Two to Amended and Restated Master Repurchase Agreement, dated as of March 2, 2018, by and between Citibank, N.A. and PennyMac Loan Services, LLC.	*

10.9	Amendment Number Eleven to Master Repurchase Agreement, dated March 20, 2018, by and between PennyMac Loan Services, LLC, Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	*

Incorporated by Reference from the Below‑Listed Form (Each Filed under SEC File Number 15‑ 68669)
Exhibit No.	Exhibit Description	Form	Filing Date
10.10	Amendment No. 1 to Master Repurchase Agreement, dated as of April 17, 2018, by and among Deutsche Bank AG, Cayman Islands Branch and PennyMac Loan Services LLC.	*

10.11

Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated April 20, 2018, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

*

10.12	Amendment No. 12 to Master Repurchase Agreement, dated as of April 20, 2018, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company LLC.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (ii) the Consolidated Statements of Income for the quarters ended March 31, 2018 and March 31, 2017, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2018 and March 31, 2017, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2018 and March 31, 2017 and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith

**The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: May 4, 2018	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: May 4, 2018	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Chief Financial Officer