Form 10-Q
period 2018-06-30
PENNYMAC FINANCIAL SERVICES, INC.
filed 2018-08-02
CIK 1568669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Class A Common Stock, $0.0001 par value	25,101,553
Class B Common Stock, $0.0001 par value	45

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2018	2017
	(in thousands, except share amounts)
ASSETS
Cash (includes $152,382 and $20,765 pledged to creditors)	$189,663	$37,725
Short-term investments at fair value	98,571	170,080
Mortgage loans held for sale at fair value (includes $2,498,583 and $3,081,987 pledged to creditors)	2,527,231	3,099,103
Derivative assets	92,471	78,179
Servicing advances, net (includes valuation allowance of $61,825 and $59,958; $94,715 and $114,643 pledged to creditors)	258,900	318,066
Carried Interest due from Investment Funds pledged to creditors	370	8,552
Investment in PennyMac Mortgage Investment Trust at fair value	1,424	1,205
Mortgage servicing rights (includes $2,486,157 and $638,010 at fair value; $2,333,750 and $2,098,067 pledged to creditors)	2,486,157	2,119,588
Real estate acquired in settlement of loans	2,300	2,447
Furniture, fixtures, equipment and building improvements, net (includes $20,656 and $23,915 pledged to creditors)	29,607	29,453
Capitalized software, net (includes $1,347 and $1,568 pledged to creditors)	31,913	25,729
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	138,582	144,128
Receivable from PennyMac Mortgage Investment Trust	19,661	27,119
Receivable from Investment Funds	12	417
Mortgage loans eligible for repurchase	879,621	1,208,195
Other	85,223	98,107
Total assets	$6,841,706	$7,368,093
LIABILITIES
Assets sold under agreements to repurchase	$1,825,813	$2,381,538
Mortgage loan participation purchase and sale agreements	528,368	527,395
Notes payable	1,140,546	891,505
Obligations under capital lease	13,032	20,971
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	229,470	236,534
Derivative liabilities	4,094	5,796
Accounts payable and accrued expenses	114,005	106,716
Mortgage servicing liabilities at fair value	10,253	14,120
Payable to Investment Funds	404	2,427
Payable to PennyMac Mortgage Investment Trust	99,309	136,998
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,903	44,011
Income taxes payable	67,357	52,160
Liability for mortgage loans eligible for repurchase	879,621	1,208,195
Liability for losses under representations and warranties	20,587	20,053
Total liabilities	4,979,762	5,648,419

Commitments and contingencies – Note 14

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 25,008,655 and 23,529,970 shares, respectively	3	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 45 and 46 shares, respectively	—	—
Additional paid-in capital	229,941	204,103
Retained earnings	299,951	265,306
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	529,895	469,411
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	1,332,049	1,250,263
Total stockholders' equity	1,861,944	1,719,674
Total liabilities and stockholders’ equity	$6,841,706	$7,368,093

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except earnings per share)
Revenues
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	$46,019	$99,597	$105,047	$188,248
From PennyMac Mortgage Investment Trust	14,927	(1,506)	27,313	(3,201)
	60,946	98,091	132,360	185,047
Mortgage loan origination fees:
From non-affiliates	22,886	28,303	46,241	52,498
From PennyMac Mortgage Investment Trust	1,542	1,890	2,750	3,269
	24,428	30,193	48,991	55,767
Fulfillment fees from PennyMac Mortgage Investment Trust	14,559	21,107	26,503	37,677
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	138,871	112,348	274,354	218,815
From PennyMac Mortgage Investment Trust	9,431	10,099	20,450	20,585
From Investment Funds	3	543	3	1,039
Ancillary and other fees	13,637	11,202	27,808	23,068
	161,942	134,192	322,615	263,507
Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	(47,257)	(94,435)	(84,220)	(152,360)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	(996)	7,156	(7,917)	9,929
	(48,253)	(87,279)	(92,137)	(142,431)
Net mortgage loan servicing fees	113,689	46,913	230,478	121,076
Management fees, net:
From PennyMac Mortgage Investment Trust	5,728	5,638	11,424	10,646
From Investment Funds	(64)	369	15	735
	5,664	6,007	11,439	11,381
Carried Interest from Investment Funds	(168)	241	(348)	113
Net interest income (expense):
Interest income:
From non-affiliates	53,206	32,948	93,845	55,002
From PennyMac Mortgage Investment Trust	1,898	2,025	3,874	3,830
	55,104	34,973	97,719	58,832
Interest expense:
To non-affiliates	28,706	32,511	61,517	57,338
To PennyMac Mortgage Investment Trust	3,910	4,366	7,844	9,013
	32,616	36,877	69,361	66,351
Net interest income (expense)	22,488	(1,904)	28,358	(7,519)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	108	76	290	215
Results of real estate acquired in settlement of loans	13	(119)	(15)	(144)
Other	2,571	1,116	4,443	2,581
Total net revenues	244,298	201,721	482,499	406,194
Expenses
Compensation	98,540	82,967	200,553	168,207
Servicing	28,490	24,702	54,789	51,545
Technology	15,154	11,581	29,774	22,937
Occupancy and equipment	6,507	5,965	12,884	11,007
Professional services	5,587	4,523	11,325	8,341
Loan origination	5,144	5,116	7,259	9,249
Marketing	2,218	2,483	4,379	4,219
Other	7,960	6,424	13,842	10,697
Total expenses	169,600	143,761	334,805	286,202
Income before provision for income taxes	74,698	57,960	147,694	119,992
Provision for income taxes	6,293	7,214	12,363	14,860
Net income	68,405	50,746	135,331	105,132
Less: Net income attributable to noncontrolling interest	50,568	40,267	100,875	83,774
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$17,837	$10,479	$34,456	$21,358

Earnings per share
Basic	$0.71	$0.45	$1.41	$0.93
Diluted	$0.70	$0.44	$1.38	$0.91
Weighted average shares outstanding
Basic	24,959	23,388	24,399	23,006
Diluted	78,825	77,650	78,947	77,641

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Class A Common Stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)

Balance at December 31, 2016	22,427	$2	$182,772	$164,549	$1,052,033	$1,399,356
Net income	—	—	—	21,358	83,774	105,132
Stock and unit-based compensation	—	—	3,450	—	7,256	10,706
Issuance of Class A common stock in settlement of directors' fees	—	—	108	—	61	169
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	1,046	—	16,927	—	(16,927)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(4,111)	—	—	(4,111)
Balance at June 30, 2017	23,473	$2	$199,146	$185,907	$1,126,197	$1,511,252

Balance at December 31, 2017	23,530	$2	$204,103	$265,306	$1,250,263	$1,719,674
Cumulative effect of change in accounting principle – accounting for all existing classes of mortgage servicing rights at fair value	—	—	—	189	587	776
Balance at January 1, 2018	23,530	2	204,103	265,495	1,250,850	1,720,450
Net income	—	—	—	34,456	100,875	135,331
Stock and unit-based compensation	230	—	7,728	—	8,340	16,068
Issuance of Class A common stock in settlement of directors' fees	—	—	51	—	109	160
Repurchase of Class A common stock	(236)	—	(4,826)	—	—	(4,826)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc. by noncontrolling interest unitholders and issued as equity compensation	1,485	1	28,124	—	(28,125)	—
Tax effect of exchange and repurchases of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc., net	—	—	(5,239)	—	—	(5,239)
Balance at June 30, 2018	25,009	$3	$229,941	$299,951	$1,332,049	$1,861,944

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2018	2017
	(in thousands)
Cash flow from operating activities
Net income	$135,331	$105,132
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(132,360)	(185,047)
Accrual of servicing rebate payable to Investment Funds	—	100
Amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	92,137	142,431
Carried Interest from Investment Funds	348	(113)
Capitalization of interest on mortgage loans held for sale at fair value	(39,390)	(21,615)
Accrual of interest on excess servicing spread financing	7,844	9,013
Amortization of premiums and debt issuance costs	(13,385)	7,122
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(219)	(144)
Results of real estate acquired in settlement in loans	15	144
Stock-based compensation expense	12,235	10,390
Provision for servicing advance losses	12,097	18,030
Loss from disposition of fixed assets and impairment of capitalized software	—	377
Depreciation and amortization	5,647	4,117
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(19,267,316)	(21,244,194)
Originations of mortgage loans held for sale	(2,518,992)	(2,353,899)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(2,002,582)	(1,814,080)
Sale and principal payments of mortgage loans held for sale to non-affiliates	22,832,809	24,497,179
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	1,427,637	40,222
Repurchase of mortgage loans subject to representations and warranties	(12,974)	(11,520)
Settlement of repurchase agreeement derivatives	7,478	—
Decrease in servicing advances	47,980	38,821
Collection of Carried Interest	7,834	—
Sale of real estate acquired in settlement of loans	2,130	—
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	5,873	(1,092)
Decrease (increase) in receivable from Investment Funds	405	(211)
Decrease (increase) in other assets	7,792	(29,492)
Increase (decrease) in accounts payable and accrued expenses	5,349	(30,395)
Decrease in payable to Investment Funds	(2,023)	(5,157)
Decrease in payable to PennyMac Mortgage Investment Trust	(38,580)	(37,650)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(6,221)
Increase in income taxes payable	12,778	14,824
Net cash provided by (used in) operating activities	595,898	(852,928)
Cash flow from investing activities
Decrease (increase) in short-term investments	71,509	(59,476)
Net settlement of derivative financial instruments used for hedging	(126,918)	(30,949)
Purchase of mortgage servicing rights	(30,129)	(159,465)
Purchase of furniture, fixtures, equipment and leasehold improvements	(4,321)	(4,668)
Acquisition of capitalized software	(7,664)	(7,719)
Net change in assets purchased from PMT under agreement to resell	5,546	—
Increase in margin deposits	(3,774)	(12,071)
Net cash used in investing activities	(95,751)	(274,348)
Cash flow from financing activities
Sale of assets under agreements to repurchase	20,763,584	13,332,610
Repurchase of assets sold under agreements to repurchase	(21,319,387)	(12,046,244)
Issuance of mortgage loan participation certificates	12,486,542	10,491,796
Repayment of mortgage loan participation certificates	(12,485,880)	(10,919,650)
Advances on notes payable	650,000	435,000
Repayment of notes payable	(400,000)	(153,073)
Advances of obligations under capital lease	—	10,298
Repayment of obligations under capital lease	(7,939)	(7,081)
Repayment of excess servicing spread financing	(24,309)	(28,910)
Payment of debt issuance costs	(9,788)	(11,059)
Issuance of common stock pursuant to exercise of stock options	3,833	316
Repurchase of common stock	(4,826)	—
Net cash (used in) provided by financing activities	(348,170)	1,104,003
Net increase (decrease) in cash and restricted cash	151,977	(23,273)
Cash and restricted cash at beginning of period	38,173	99,642
Cash and restricted cash at end of period	$190,150	$76,369
Cash and restricted cash at end of period are comprised of the following:
Cash	$189,663	$75,978
Restricted cash included in Other assets	487	391
	$190,150	$76,369

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

Presently, PCM has a management agreement with PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust (“REIT”). Previously, PCM had management agreements with PNMAC Mortgage Opportunity Fund, LLC (the “Registered Fund”) and PNMAC Mortgage Opportunity Fund, L.P. (the “Master Fund”), both formerly registered under the Investment Company Act of 1940, as amended, an affiliate of these registered funds, and PNMAC Mortgage Opportunity Fund Investors, LLC (the Private Fund”) (collectively, the “Investment Funds”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.” In 2017 and through the six months ended June 30, 2018, the Investment Funds sold or liquidated all of their remaining investments. The Registered Fund and the Master Fund obtained orders of de-registration on July 25, 2018, and the management agreements with the Registered Fund, the Master Fund and the Private Fund expired or were otherwise terminated on or before August 2, 2018. PCM expects to complete liquidation of the Investment Funds during 2018.

•

PennyMac Loan Services, LLC (“PLS”) — a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates and PMT, purchases, originates and sells new prime credit quality residential mortgage loans and engages in other mortgage banking activities for its own account and the account of PMT.

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

Accounting Changes

During the six months ended June 30, 2018, the Company adopted changes to the accounting principles used in the preparation of its financial statements summarized below.

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

The Company’s revenues from contracts with customers that are subject to ASU 2014-09 include fulfillment fees, management fees, Carried Interest and certain reimbursed overhead costs. Other revenue and income streams are not subject to ASU 2014-09 as they are financial instruments or other contractual rights and obligations accounted for under the Receivables,  Investments and Debt and Equity Securities,  Transfers and Servicing,  Financial Instruments and  Derivatives and Hedging topics of the ASC.

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

	Quarter ended	Six months ended
Income statement line	June 30, 2018	June 30, 2018
	(in thousands)
Occupancy and equipment	$647	$1,236
Technology	302	522
Compensation	120	240
Other	227	419
Total expense reimbursements included in Other revenue	$1,296	$2,417

Cash Flows

During the six months ended June 30, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. Accordingly, the Company retrospectively changed the presentation of its consolidated statements of cash flows to conform to the requirements of ASU 2016-18. For the purpose of reporting statement of cash flows, the Company has identified tenant security deposits relating to rental properties owned by PMT and managed by the Company as restricted cash. The tenant security deposits are included in Other asset on the Company’s consolidated balance sheets. As the result of adoption of ASU 2016-18, the Company’s consolidated statements of cash flows for the six months ended June 30, 2017 changed as follows:

	As previously	Effect of adoption
	reported	of ASU 2016-18	As reported
	(in thousands)
Cash flow from operating activities	$(853,044)	$116	$(852,928)
Cash and restricted cash at quarter end	$75,978	$391	$76,369

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Revenues generated from these entities (generally comprised of gains on mortgage loans held for sale, mortgage loan origination fees, fulfillment fees, mortgage loan servicing fees, change in fair value of excess servicing spread financing (“ESS”), management fees, Carried Interest, net interest charged to these entities and change in fair value of investment and dividend received from PMT) totaled 18% and 21% of total net revenue for the quarters ended June 30, 2018 and 2017, respectively, and 16% and 19% for the six months ended June 30, 2018 and 2017, respectively.

Note 4—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and Mortgage Servicing Rights (“MSR”) Recapture

The Company sells newly originated loans to PMT under a mortgage loan purchase agreement. Historically, the Company has used the mortgage loan purchase agreement for the purpose of selling to PMT prime jumbo residential mortgage loans. Beginning in the quarter ended September 30, 2017, the Company also sells non-government insured or guaranteed mortgage loans to PMT under the mortgage loan purchase agreement.

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

Following is a summary of mortgage loan production activities and MSR recapture between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net gain (loss) on mortgage loans held for sale at fair value:
Net gain on mortgage loans held for sale to PMT	$15,863	$—	$29,674	$—
Mortgage servicing rights and excess servicing spread recapture incurred	(936)	(1,506)	(2,361)	(3,201)
	$14,927	$(1,506)	$27,313	$(3,201)
Sale of mortgage loans held for sale to PMT	$646,311	$18,692	$1,427,637	$40,222

Fulfillment fee revenue	$14,559	$21,107	$26,503	$37,677
Unpaid principal balance of mortgage loans fulfilled for PMT subject to fulfillment fees	$5,396,370	$5,918,027	$9,622,001	$10,549,933

Sourcing fees paid to PMT	$2,891	$3,204	$5,532	$6,065
Unpaid principal balance of mortgage loans purchased from PMT	$9,639,495	$10,641,243	$18,487,368	$20,215,960

Tax service fees received from PMT included in Mortgage loan origination fees	$1,542	$1,890	$2,750	$3,269
Early purchase program fees earned from PMT included in Mortgage loan servicing fees	$—	$1	$—	$6

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

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base and supplemental	$96	$82	$152	$147
Activity-based	149	176	271	319
	245	258	423	466
Mortgage loans at fair value:
Base and supplemental	709	1,754	1,714	3,713
Activity-based	463	1,767	2,543	4,157
	1,172	3,521	4,257	7,870
Mortgage servicing rights:
Base and supplemental	7,900	6,188	15,549	12,025
Activity-based	114	132	221	224
	8,014	6,320	15,770	12,249
	$9,431	$10,099	$20,450	$20,585
Property management fees received from PMT included in Other income	$112	$95	$211	$166

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to PMT’s common shares of beneficial interest computed in accordance with GAAP adjusted for certain other non‑cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Base management	$5,728	$5,334	$11,424	$10,342
Performance incentive	—	304	—	304
	$5,728	$5,638	$11,424	$10,646

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company (1)	$1,176	$1,593	$2,177	$3,027
Compensation	120	—	240	—
Expenses incurred on (the Company's) PMT's behalf, net	(514)	398	59	653
	$782	$1,991	$2,476	$3,680
Payments and settlements during the quarter (2)	$15,957	$16,070	$23,615	$40,463

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

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019. The Company received no reimbursement of underwriting fees from PMT during the six months ended June 30, 2018 and 2017.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$1,898	$2,025	$3,874	$3,830
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received from PennyMac Mortgage Investment Trust	$36	$35	$71	$71
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	72	41	219	144
	$108	$76	$290	$215

	June 30,	December 31,
	2018	2017
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$138,582	$144,128
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,424	$1,205
Number of shares	75	75

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

Following is a summary of financing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Excess servicing spread financing:
Issuance pursuant to recapture agreement	$580	$1,380	$1,484	$2,953
Repayment	$12,018	$14,278	$24,309	$28,910
Change in fair value	$996	$(7,156)	$7,917	$(9,929)
Interest expense	$3,910	$4,366	$7,844	$9,013
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on mortgage loans held for sale at fair value	$524	$1,271	$1,354	$2,674

			June 30,	December 31,
			2018	2017
			(in thousands)
Excess servicing spread financing at fair value			$229,470	$236,534

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	June 30,	December 31,
	2018	2017
	(in thousands)
Receivable from PMT:
Management fees	$5,728	$5,901
Fulfillment fees	4,696	346
Allocated expenses and expenses incurred on PMT's behalf	3,496	11,542
Servicing fees	3,110	6,583
Correspondent production fees	1,633	1,735
Conditional Reimbursement	870	870
Interest on assets purchased under agreements to resell	128	142
	$19,661	$27,119
Payable to PMT:
Deposits made by PMT to fund servicing advances	$95,299	$132,844
Mortgage servicing rights recapture payable	153	282
Other	3,857	3,872
	$99,309	$136,998

Investment Funds

Management Agreements

The Company had investment management agreements with the Investment Funds pursuant to which it received management fees consisting of base management fees and Carried Interest. The management fees were based on the lesser of the funds’ net asset values or aggregate capital contributions. The base management fees accrued at annual rates ranging from 1.5% to 2.0% of the applicable amounts on which they were based.

The Carried Interest that the Company recognizes from the Investment Funds is determined by the Investment Funds’ performance and its contractual rights to share in the Investments Funds’ returns in excess of the preferred returns, if any, accruing to the funds’ investors. The Company recognizes Carried Interest as a participation in the profits in the Investment Funds after the investors in the Investment Funds have achieved a preferred return as defined in the fund agreements. After the investors have achieved the preferred returns specified in the respective fund agreements, a “catch up” return accrues to the Company until it receives a specified percentage of the preferred return. Thereafter, the Company participates in future returns in excess of the preferred return at the rates specified in the fund agreements. The Company received $61.3 million in cash in settlement of the majority of its Carried Interest in 2017. During the six months ended June 30, 2018, the Company received an additional distribution of $7.8 million in cash.

In 2017 and through the six months ended June 30, 2018, the Investment Funds sold or liquidated all of their remaining investment assets. During the six months ended June 30, 2018, the Company discontinued charging management fees to the Investment Funds. The Registered Fund and the Master Fund obtained orders of de-registration on July 25, 2018, and all of the management agreements with the Registered Fund, the Master Fund and the Private Fund expired or were otherwise terminated on or before August 2, 2018. The Company expects to complete liquidation of the Investment Funds during 2018.

Mortgage Loan Servicing Agreements

The Company had loan servicing agreements with the Investment Funds. The loan servicing provided by the Company under the loan servicing agreements with the Investment Funds included collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which included, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. The Company also engaged in certain loan origination activities that included refinancing mortgage loans and arranging financings that facilitate sales of REOs.

The loan servicing agreements with the Investment Funds generally provided for fee revenue, which varied depending on the type and quality of the loans being serviced. The Company was also entitled to certain customary market-based fees and charges. All of the servicing agreements with the Investment Funds expired or were otherwise terminated on or before August 2, 2018.

Amounts due from and payable to the Investment Funds are summarized below:

	June 30,	December 31,
	2018	2017
	(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$191	$6,389
PNMAC Mortgage Opportunity Fund Investors, LLC	179	2,163
	$370	$8,552
Receivable from Investment Funds:
Mortgage loan servicing fees	$11	$2
Expense reimbursements	1	27
Mortgage loan servicing fee rebate deposit	—	300
Management fees	—	88
	$12	$417
Payable to Investment Funds:
Deposits received to fund servicing advances	$—	$2,329
Other	404	98
	$404	$2,427

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

Based on the PennyMac unitholder exchanges to date, the Company has recorded a $46.9 million and $44.0 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2018 and December 31, 2017, respectively. The Company did not make any payments under the tax receivable agreement during the six months ended June 30, 2018. The Company made payments of $6.2 million during the six months ended June 30, 2017.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement as servicer of the mortgage loans:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cash flows:
Sales proceeds	$11,729,024	$12,637,046	$22,832,809	$24,497,179
Servicing fees received (1)	$117,818	$89,970	$230,909	$174,991
Net servicing advances	$(14,082)	$15,700	$(24,719)	$13,791

(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes the UPB of the mortgage loans sold by the Company in which it maintains continuing involvement:

	June 30,	December 31,
	2018	2017
	(in thousands)
Unpaid principal balance of mortgage loans outstanding	$133,557,592	$120,853,138
Delinquencies:
30-89 days	$4,505,170	$5,097,688
90 days or more:
Not in foreclosure	$2,279,270	$2,303,114
In foreclosure	$619,365	$606,744
Foreclosed	$30,777	$30,310
Bankruptcy	$829,270	$657,368

The following tables summarize the UPB of the Company’s mortgage loan servicing portfolio:

	June 30, 2018
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$133,557,592	$—	$133,557,592
Purchased	46,276,250	—	46,276,250
	179,833,842	—	179,833,842
Advised Entities	—	81,214,629	81,214,629
Mortgage loans held for sale	2,448,908	—	2,448,908
	$182,282,750	$81,214,629	$263,497,379
Subserviced for the Company (1)	$319,772	$—	$319,772
Delinquent mortgage loans:
30 days	$4,755,968	$406,645	$5,162,613
60 days	1,388,516	99,027	1,487,543
90 days or more:
Not in foreclosure	3,110,052	353,653	3,463,705
In foreclosure	893,302	164,000	1,057,302
Foreclosed	44,394	216,052	260,446
	$10,192,232	$1,239,377	$11,431,609
Bankruptcy	$1,214,891	$124,107	$1,338,998
Custodial funds managed by the Company (2)	$3,833,295	$1,184,620	$5,017,915

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers on a transitional basis when the Company has purchased the rights to service the loans but servicing of the loans has not yet been transferred to the Company’s servicing system.

(2)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which are included in Interest income in the Company’s consolidated statements of income.

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

(1)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of mortgage loans included in the Company’s mortgage loan servicing portfolio for the top five and all other states as measured by UPB:

	June 30,	December 31,
State	2018	2017
	(in thousands)
California	$48,100,011	$45,621,369
Texas	21,041,435	19,741,970
Florida	19,258,138	17,490,194
Virginia	17,205,597	16,210,673
Maryland	12,423,212	11,350,939
All other states	145,468,986	135,433,346
	$263,497,379	$245,848,491

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$98,571	$—	$—	$98,571
Mortgage loans held for sale at fair value	—	2,193,065	334,166	2,527,231
Derivative assets:
Interest rate lock commitments	—	—	58,370	58,370
Repurchase agreement derivatives	—	—	25,781	25,781
Forward purchase contracts	—	11,450	—	11,450
Forward sales contracts	—	1,256	—	1,256
MBS put options	—	844	—	844
Put options on interest rate futures purchase contracts	772	—	—	772
Call options on interest rate futures purchase contracts	2,117	—	—	2,117
Total derivative assets before netting	2,889	13,550	84,151	100,590
Netting	—	—	—	(8,119)
Total derivative assets	2,889	13,550	84,151	92,471
Investment in PennyMac Mortgage Investment Trust	1,424	—	—	1,424
Mortgage servicing rights at fair value	—	—	2,486,157	2,486,157
	$102,884	$2,206,615	$2,904,474	$5,205,854
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$229,470	$229,470
Derivative liabilities:
Interest rate lock commitments	—	—	2,681	2,681
Forward purchase contracts	—	377	—	377
Forward sales contracts	—	12,720	—	12,720
Total derivative liabilities before netting	—	13,097	2,681	15,778
Netting	—	—	—	(11,684)
Total derivative liabilities	—	13,097	2,681	4,094
Mortgage servicing liabilities at fair value	—	—	10,253	10,253
	$—	$13,097	$242,404	$243,817

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$170,080	$—	$—	$170,080
Mortgage loans held for sale at fair value	—	2,316,892	782,211	3,099,103
Derivative assets:
Interest rate lock commitments	—	—	60,012	60,012
Repurchase agreement derivatives	—	—	10,656	10,656
Forward purchase contracts	—	4,288	—	4,288
Forward sales contracts	—	2,101	—	2,101
MBS put options	—	3,481	—	3,481
Put options on interest rate futures purchase contracts	3,570	—	—	3,570
Call options on interest rate futures purchase contracts	938	—	—	938
Total derivative assets before netting	4,508	9,870	70,668	85,046
Netting	—	—	—	(6,867)
Total derivative assets	4,508	9,870	70,668	78,179
Investment in PennyMac Mortgage Investment Trust	1,205	—	—	1,205
Mortgage servicing rights at fair value	—	—	638,010	638,010
	$175,793	$2,326,762	$1,490,889	$3,986,577
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$—	$236,534	$236,534
Derivative liabilities:
Interest rate lock commitments	—	—	1,740	1,740
Forward purchase contracts	—	1,272	—	1,272
Forward sales contracts	—	7,031	—	7,031
Total derivative liabilities before netting	—	8,303	1,740	10,043
Netting	—	—	—	(4,247)
Total derivative liabilities	—	8,303	1,740	5,796
Mortgage servicing liabilities at fair value	—	—	14,120	14,120
	$—	$8,303	$252,394	$256,450

As shown above, all or a portion of the Company’s mortgage loans held for sale, Interest Rate Lock Commitments (“IRLCs”), repurchase agreement derivatives, MSRs at fair value, ESS at fair value and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for each of the quarters and six months ended June 30, 2018 and 2017:

	Quarter ended June 30, 2018
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance, March 31, 2018	$460,399	$50,896	$20,974	$2,354,489	$2,886,758
Purchases and issuances, net	824,592	50,330	12,970	2,523	890,415
Sales and repayments	(286,433)	—	(7,471)	—	(293,904)
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	155,694	155,694
Changes in fair value included in income arising from:					—
Changes in instrument-specific credit risk	3,727	—	—	—	3,727
Other factors	—	5,590	(692)	(26,549)	(21,651)
	3,727	5,590	(692)	(26,549)	(17,924)
Transfers from Level 3 to Level 2	(665,298)	—	—	—	(665,298)
Transfers to real estate acquired in settlement of loans	(2,821)	—	—	—	(2,821)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(51,127)	—	—	(51,127)
Balance, June 30, 2018	$334,166	$55,689	$25,781	$2,486,157	$2,901,793
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2018	$(3,584)	$55,689	$—	$(26,549)	$25,556

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended June 30, 2018
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, March 31, 2018	$236,002	$12,063	$248,065
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	580	—	580
Accrual of interest	3,910	—	3,910
Repayments	(12,018)	—	(12,018)
Mortgage servicing liabilities resulting from mortgage loan sales	—	1,770	1,770
Changes in fair value included in income	996	(3,580)	(2,584)
Balance, June 30, 2018	$229,470	$10,253	$239,723
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2018	$996	$(3,580)	$(2,584)

	Quarter ended June 30, 2017
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, March 31, 2017	$327,682	$66,007	$506,916	$900,605
Purchases	625,492	—	183,586	809,078
Sales and repayments	(264,558)	—	—	(264,558)
Interest rate lock commitments issued, net	—	71,062	—	71,062
Mortgage servicing rights resulting from mortgage loan sales	—	—	7,945	7,945
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(3,046)	—	—	(3,046)
Other factors	—	32,613	(20,006)	12,607
	(3,046)	32,613	(20,006)	9,561
Transfers from Level 3 to Level 2	(305,486)	—	—	(305,486)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(123,524)	—	(123,524)
Balance, June 30, 2017	$380,084	$46,158	$678,441	$1,104,683
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2017	$(3,042)	$46,158	$(20,006)	$23,110

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended June 30, 2017
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, March 31, 2017	$277,484	$15,994	$293,478
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,380	—	1,380
Accrual of interest	4,366	—	4,366
Repayments	(14,278)	—	(14,278)
Mortgage servicing liabilities resulting from mortgage loan sales	—	3,810	3,810
Changes in fair value included in income	(7,156)	(1,509)	(8,665)
Balance, June 30, 2017	$261,796	$18,295	$280,091
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2017	$(7,156)	$(1,509)	$(8,665)

	Six months ended June 30, 2018
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2017	$782,211	$58,272	$10,656	$638,010	$1,489,149
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to a change in accounting principle	—	—	—	1,482,426	1,482,426
Balance, January 1, 2018	782,211	58,272	10,656	2,120,436	2,971,575
Purchases and issuances, net	1,471,861	115,928	23,721	30,129	1,641,639
Sales and repayments	(890,527)	—	(7,478)	—	(898,005)
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	299,604	299,604
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(5,028)	—	—	—	(5,028)
Other factors	—	(39,323)	(1,118)	35,988	(4,453)
	(5,028)	(39,323)	(1,118)	35,988	(9,481)
Transfers from Level 3 to Level 2	(1,021,530)	—	—	—	(1,021,530)
Transfers to real estate acquired in settlement of loans	(2,821)	—	—	—	(2,821)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(79,188)	—	—	(79,188)
Balance, June 30, 2018	$334,166	$55,689	$25,781	$2,486,157	$2,901,793
Changes in fair value recognized during the period relating to assets still held at June 30, 2018	$(5,061)	$55,689	$—	$35,988	$86,616

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2018
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2017	$236,534	$14,120	$250,654
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,484	—	1,484
Accrual of interest	7,844	—	7,844
Repayments	(24,309)	—	(24,309)
Mortgage servicing liabilities resulting from mortgage loan sales	—	3,807	3,807
Changes in fair value included in income	7,917	(7,674)	243
Balance, June 30, 2018	$229,470	$10,253	$239,723
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2018	$7,917	$(7,674)	$243

	Six months ended June 30, 2017
	Mortgage	Net interest	Mortgage
	loans held	rate lock	servicing
	for sale	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance December 31, 2016	$47,271	$59,391	$515,925	$622,587
Purchases	1,315,963	—	183,789	1,499,752
Sales and repayments	(538,860)	—	—	(538,860)
Interest rate lock commitments issued, net	—	142,819	—	142,819
Mortgage servicing rights resulting from mortgage loan sales	—	—	13,929	13,929
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(4,974)	—	—	(4,974)
Other factors	—	57,732	(35,202)	22,530
	(4,974)	57,732	(35,202)	17,556
Transfers from Level 3 to Level 2	(439,316)	—	—	(439,316)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(213,784)	—	(213,784)
Balance, June 30, 2017	$380,084	$46,158	$678,441	$1,104,683
Changes in fair value recognized during the year relating to assets still held at June 30, 2017	$(4,620)	$46,158	$(35,202)	$6,336

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2017
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance December 31, 2016	$288,669	$15,192	$303,861
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,953	—	2,953
Accrual of interest	9,013	—	9,013
Repayments	(28,910)	—	(28,910)
Mortgage servicing liabilities resulting from mortgage loan sales	—	7,869	7,869
Mortgage servicing liabilities assumed	—	—	—
Changes in fair value included in income	(9,929)	(4,766)	(14,695)
Balance, June 30, 2017	$261,796	$18,295	$280,091
Changes in fair value recognized during the year relating to liabilities still outstanding at June 30, 2017	$(9,929)	$(4,766)	$(14,695)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended June 30,
	2018			2017
	Net gains on			Net gains on
	mortgage	Net mortgage		mortgage	Net mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$56,861	$—	$56,861	$123,657	$—	$123,657
Mortgage servicing rights at fair value	—	(26,549)	(26,549)	—	(20,006)	(20,006)
	$56,861	$(26,549)	$30,312	$123,657	$(20,006)	$103,651
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$(996)	$(996)	$—	$7,156	$7,156
Mortgage servicing liabilities at fair value	—	3,580	3,580	—	1,509	1,509
	$—	$2,584	$2,584	$—	$8,665	$8,665

	Six months ended June 30,
	2018			2017
	Net gains on	Net		Net gains on	Net
	mortgage	mortgage		mortgage	mortgage
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$50,743	$—	$50,743	$205,967	$—	$205,967
Mortgage servicing rights at fair value	—	35,988	35,988	—	(35,202)	(35,202)
	$50,743	$35,988	$86,731	$205,967	$(35,202)	$170,765
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$—	$(7,917)	$(7,917)	$—	$9,929	$9,929
Mortgage servicing liabilities at fair value	—	7,674	7,674	—	4,766	4,766
	$—	$(243)	$(243)	$—	$14,695	$14,695

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	June 30, 2018			December 31, 2017
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
	value	maturity	Difference	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,272,208	$2,187,924	$84,284	$2,430,517	$2,326,772	$103,745
90 days or more delinquent:
Not in foreclosure	201,899	204,529	(2,630)	614,329	614,357	(28)
In foreclosure	53,124	56,455	(3,331)	54,257	57,248	(2,991)
	$2,527,231	$2,448,908	$78,323	$3,099,103	$2,998,377	$100,726

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets and liabilities that were measured at fair value on a nonrecurring basis during the periods presented:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$2,036	$2,036

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,463,552	$1,463,552
Real estate acquired in settlement of loans	—	—	2,355	2,355
	$—	$—	$1,465,907	$1,465,907

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$(30,635)	$—	$(16,636)
Real estate acquired in settlement of loans	(26)	(73)	(42)	(105)
	$(26)	$(30,708)	$(42)	$(16,741)

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

Valuation Techniques and Inputs

Most of the Company’s financial assets, and all of its MSRs, ESS, derivative liabilities and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs, ESS and MSLs are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s executive chairman, chief executive, chief financial, chief risk and deputy chief financial officers.

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

Certain of the Company’s mortgage loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Mortgage loans held for sale categorized as “Level 3” fair value assets include:

•

Certain delinquent government guaranteed or insured mortgage loans purchased by the Company from Ginnie Mae guaranteed pools in its mortgage loan servicing portfolio. The Company’s right to purchase delinquent government guaranteed or insured mortgage loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased mortgage loans may be resold to third-party investors and thereafter may be repurchased to the extent they become eligible for resale into a new Ginnie Mae guaranteed pool. Government guaranteed mortgage loans generally become eligible for resale when the repurchased mortgage loans become current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs	June 30, 2018	December 31, 2017
Discount rate:
Range	2.8% – 7.9%	2.9% – 10.0%
Weighted average	2.8%	2.9%
Twelve-month projected housing price index change:
Range	2.8% – 4.9%	3.1% – 5.6%
Weighted average	3.5%	3.6%
Voluntary prepayment / resale speed (1):
Range	0.2% – 73.3%	0.2% – 72.2%
Weighted average	29.5%	44.6%
Total prepayment speed (2):
Range	0.2% – 75.8%	0.2% – 75.2%
Weighted average	44.5%	55.8%

(1)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on mortgage loans acquired for sale at fair value and may be allocated to Net mortgage loan servicing fees – Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities as a hedge of the fair value of MSRs in the consolidated statements of income when it is included as a component of the Company’s MSR hedging strategy.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of IRLCs:

Key inputs	June 30, 2018	December 31, 2017
Pull-through rate:
Range	27.2% – 100%	25.0% – 100%
Weighted average	84.9%	85.6%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.4 – 5.7	1.4 – 5.8
Weighted average	3.9	4.0
Percentage of unpaid principal balance:
Range	0.4% – 2.7%	0.3% – 3.0%
Weighted average	1.3%	1.4%

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

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified for financial reporting purposes as embedded derivatives and are accounted for separate from the master repurchase agreement. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable input into the valuation of these derivative assets is the ratio of derivative value to the outstanding receivable, which represents a discount for the time value of money and the Company’s expected approval rate of the mortgage loans financed under the master repurchase agreement. The ratio included in the Company’s fair value estimate was 97% at June 30, 2018 and December 31, 2017.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (discount rate), the prepayment rates of the underlying mortgage loans, and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSRs are included in Net mortgage loan servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income. Through December 31, 2017, the Company accounted for certain of its MSRs using the amortization method. Beginning January 1, 2018 and prospectively, the Company accounts for all MSRs at fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Quarter ended June 30,
	2018	2017
	Fair	Fair	Amortized
	value	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$155,694	$7,945	$128,927
Unpaid principal balance of underlying mortgage loans	$11,142,743	$795,875	$11,005,607
Weighted average servicing fee rate (in basis points)	36	29	30
Key inputs:
Pricing spread (1)
Range	7.3% – 13.8%	7.6% – 11.0%	7.6% – 15.2%
Weighted average	10.2%	10.4%	10.7%
Annual total prepayment speed (2)
Range	4.0% – 61.8%	4.2% – 71.8%	4.0% – 45.7%
Weighted average	10.9%	12.9%	9.7%
Life (in years)
Range	1.1 – 11.5	0.8 – 11.5	1.6 – 11.7
Weighted average	7.3	6.5	7.7
Per-loan annual cost of servicing
Range	$78 – $98	$78 – $98	$79 – $98
Weighted average	$90	$88	$89

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs.

(2)	Prepayment speed is measured using Life Total CPR.

	Six months ended June 30,
	2018	2017
	Fair	Fair	Amortized
	value	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$299,604	$13,929	$259,145
Unpaid principal balance of underlying mortgage loans	$21,305,059	$1,299,940	$21,706,206
Weighted average servicing fee rate (in basis points)	35	30	29
Key inputs:
Pricing spread (1)
Range	7.3% – 14.1%	7.6% – 11.0%	7.6% – 15.2%
Weighted average	10.3%	10.5%	10.7%
Annual total prepayment speed (2)
Range	3.9% – 61.8%	4.2% – 71.8%	3.4% – 45.7%
Weighted average	9.9%	12.1%	9.0%
Life (in years)
Range	1.1 – 11.6	0.8 – 11.5	1.6 – 12.2
Weighted average	7.7	6.7	8.0
Per-loan annual cost of servicing
Range	$78 – $98	$78 – $101	$79 – $101
Weighted average	$90	$89	$90

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

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs as of the dates presented and the effect on fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	June 30, 2018	December 31, 2017
	Fair	Fair	Amortized
	value	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$2,486,157	$638,010	$1,481,578
Unpaid principal balance of underlying mortgage loans	$178,264,241	$51,883,539	$114,365,698
Weighted average note interest rate	3.9%	4.0%	3.8%
Weighted average servicing fee rate (in basis points)	32	32	31
Key inputs:
Pricing spread (1):
Range	7.3% – 13.7%	7.6% – 14.1%	7.6% – 14.1%
Weighted average	9.9%	9.8%	10.3%
Effect on fair value of (2):
5% adverse change	($44,840)	($10,760)	($27,700)
10% adverse change	($88,081)	($21,155)	($54,376)
20% adverse change	($170,079)	($40,916)	($104,869)
Prepayment speed (3):
Range	7.1% – 74.6%	7.9% – 46.2%	7.4% – 44.1%
Weighted average	8.7%	10.5%	9.7%
Average life (in years):
Range	0.6 – 8.3	1.2 – 7.8	2.0 – 8.3
Weighted average	7.8	6.6	7.5
Effect on fair value of (2):
5% adverse change	($34,318)	($10,809)	($23,544)
10% adverse change	($67,530)	($21,239)	($46,284)
20% adverse change	($130,851)	($41,038)	($89,514)
Annual per-loan cost of servicing:
Range	$78 – $98	$78 – $97	$79 – $97
Weighted average	$90	$89	$89
Effect on fair value of (2):
5% adverse change	($19,703)	($6,247)	($11,216)
10% adverse change	($39,407)	($12,494)	($22,431)
20% adverse change	($78,813)	($24,987)	($44,863)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)

For MSRs carried at fair value, an adverse change in one of the above-mentioned key inputs is expected to result in a reduction in fair value which will be recognized in income. For MSRs carried at lower of amortized cost or fair value, an adverse change in one of the above-mentioned key inputs may have resulted in recognition of MSR impairment. The extent of the recognized MSR impairment depended on the relationship of fair value to the carrying value of such MSRs.

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

Excess Servicing Spread Financing at Fair Value

The Company categorizes ESS as a “Level 3” fair value liability. Because the ESS is a claim to a portion of the cash flows from MSRs, the fair value measurement of the ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring the ESS as it uses to measure MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSR and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS. The key inputs used in the estimation of ESS fair value include pricing spread (discount rate) and prepayment speed. Significant changes to either of those inputs in isolation could result in a significant change in the fair value of ESS. Changes in these key inputs are not necessarily directly related.

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

Following are the key inputs used in estimating the fair value of ESS:

	June 30,	December 31,
	2018	2017
Carrying value (in thousands)	$229,470	$236,534
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$25,123,598	$27,217,199
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs:
Pricing spread (1):
Range	3.4% – 3.9%	3.8% – 4.3%
Weighted average	3.7%	4.1%
Annualized prepayment speed (2):
Range	7.9% – 75.3%	8.4% – 41.4%
Weighted average	9.5%	10.8%
Average life (in years):
Range	0.6 – 7.9	1.4 – 7.7
Weighted average	6.9	6.5

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

Following are the key inputs used in determining the fair value of MSLs:

	June 30,	December 31,
	2018	2017
MSL and pool characteristics:
Carrying value (in thousands)	$10,253	$14,120
Unpaid principal balance of underlying mortgage loans (in thousands)	$1,569,602	$1,620,609
Weighted average servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	8.5%	7.7%
Prepayment speed (2)	29.1%	32.9%
Average life (in years)	4.2	3.5
Annual per-loan cost of servicing	$374	$404

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSLs.
(2)	Prepayment speed is measured using Life Total CPR.

Note 7—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Government-insured or guaranteed	$2,059,692	$2,085,764
Conventional conforming	133,373	231,128
Purchased from Ginnie Mae pools serviced by the Company	328,233	777,300
Repurchased pursuant to representations and warranties	5,933	4,911
	$2,527,231	$3,099,103
Fair value of mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,947,689	$2,530,299
Mortgage loan participation purchase and sale agreements	550,894	551,688
	$2,498,583	$3,081,987

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

The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2018			December 31, 2017
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	4,291,135	$58,370	$2,681	3,654,955	$60,012	$1,740
Repurchase agreement derivatives		25,781	—		10,656	—
Used for hedging purposes:
Forward purchase contracts	6,617,888	11,450	377	4,920,883	4,288	1,272
Forward sales contracts	7,107,202	1,256	12,720	5,204,796	2,101	7,031
MBS put options	2,675,000	844	—	4,925,000	3,481	—
Put options on interest rate futures purchase contracts	1,852,500	772	—	2,125,000	3,570	—
Call options on interest rate futures purchase contracts	800,000	2,117	—	100,000	938	—
Treasury futures purchase contracts	835,000	—	—	100,000	—	—
Treasury futures sale contracts	1,450,000	—	—	—	—	—
Interest rate swap futures purchase contracts	465,000	—	—	1,400,000	—	—
Total derivatives before netting		100,590	15,778		85,046	10,043
Netting		(8,119)	(11,684)		(6,867)	(4,247)
		$92,471	$4,094		$78,179	$5,796
Deposits (received from) placed with derivative counterparties		$(3,565)			$2,620

The following table summarizes the notional amount activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended June 30, 2018
	Amount			Amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	6,543,783	47,789,665	(47,715,560)	6,617,888
Forward sale contracts	6,924,346	59,686,130	(59,503,274)	7,107,202
MBS put options	3,750,000	4,375,000	(5,450,000)	2,675,000
MBS call options	—	5,450,000	(5,450,000)	—
Put options on interest rate futures purchase contracts	2,800,000	6,177,500	(7,125,000)	1,852,500
Call options on interest rate futures purchase contracts	225,000	1,075,000	(500,000)	800,000
Put options on interest rate futures sale contracts	—	7,125,000	(7,125,000)	—
Call options on interest rate futures sale contracts	—	500,000	(500,000)	—
Treasury futures purchase contracts	510,000	2,991,300	(2,666,300)	835,000
Treasury futures sale contracts	1,250,000	2,866,300	(2,666,300)	1,450,000
Interest rate swap futures purchase contracts	465,000	—	—	465,000

	Quarter ended June 30, 2017
	Amount			Amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	9,292,052	46,756,266	(48,228,612)	7,819,706
Forward sale contracts	11,383,749	56,284,621	(60,026,391)	7,641,979
MBS put options	2,950,000	7,325,000	(4,200,000)	6,075,000
MBS call options	—	4,200,000	(4,200,000)	—
Put options on interest rate futures purchase contracts	1,160,000	1,400,000	(1,310,000)	1,250,000
Call options on interest rate futures purchase contracts	482,300	534,300	(816,600)	200,000
Put options on interest rate futures sale contracts	—	1,510,000	(1,310,000)	200,000
Call options on interest rate futures sale contracts	57,300	759,300	(816,600)	—
Treasury futures purchase contracts	—	61,300	(61,300)	—
Treasury futures sale contracts	—	61,300	(61,300)	—
Interest rate swap futures purchase contracts	200,000	325,000	(200,000)	325,000
Interest rate swap futures sale contracts	—	200,000	(200,000)	—

	Six months ended June 30, 2018
	Amount			Amount
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	4,920,883	93,120,450	(91,423,445)	6,617,888
Forward sale contracts	5,204,796	116,041,682	(114,139,276)	7,107,202
MBS put options	4,925,000	8,875,000	(11,125,000)	2,675,000
MBS call options	—	11,125,000	(11,125,000)	—
Put options on interest rate futures purchase contracts	2,125,000	11,702,500	(11,975,000)	1,852,500
Call options on interest rate futures purchase contracts	100,000	1,450,000	(750,000)	800,000
Put options on interest rate futures sale contracts	—	11,975,000	(11,975,000)	—
Call options on interest rate futures sale contracts	—	750,000	(750,000)	—
Treasury futures purchase contracts	100,000	4,896,200	(4,161,200)	835,000
Treasury futures sale contracts	—	6,272,500	(4,822,500)	1,450,000
Interest rate swap futures purchase contracts	1,400,000	465,000	(1,400,000)	465,000
Interest rate swap futures sales contracts	—	1,400,000	(1,400,000)	—

	Six months ended June 30, 2017
	Amount			Amount
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	12,746,191	88,940,575	(93,867,060)	7,819,706
Forward sale contracts	16,577,942	107,934,447	(116,870,410)	7,641,979
MBS put options	1,175,000	12,850,000	(7,950,000)	6,075,000
MBS call options	1,600,000	4,200,000	(5,800,000)	—
Put options on interest rate futures purchase contracts	1,125,000	4,460,000	(4,335,000)	1,250,000
Call options on interest rate futures purchase contracts	900,000	1,489,300	(2,189,300)	200,000
Put options on interest rate futures sale contracts	—	4,535,000	(4,335,000)	200,000
Call options on interest rate futures sales contracts	—	2,189,300	(2,189,300)	—
Treasury futures purchase contracts	—	166,100	(166,100)	—
Treasury futures sale contracts	—	166,100	(166,100)	—
Interest rate swap futures purchase contracts	200,000	525,000	(400,000)	325,000
Interest rate swap futures sales contracts	—	400,000	(400,000)	—

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	June 30, 2018			December 31, 2017
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$58,370	$—	$58,370	$60,012	$—	$60,012
Repurchase agreement derivatives	25,781	—	25,781	10,656	—	10,656
	84,151	—	84,151	70,668	—	70,668
Derivatives subject to master netting arrangements:
Forward purchase contracts	11,450	—	11,450	4,288	—	4,288
Forward sale contracts	1,256	—	1,256	2,101	—	2,101
MBS put options	844	—	844	3,481	—	3,481
Put options on interest rate futures purchase contracts	772	—	772	3,570	—	3,570
Call options on interest rate futures purchase contracts	2,117	—	2,117	938	—	938
Netting	—	(8,119)	(8,119)	—	(6,867)	(6,867)
	16,439	(8,119)	8,320	14,378	(6,867)	7,511
	$100,590	$(8,119)	$92,471	$85,046	$(6,867)	$78,179

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	June 30, 2018				December 31, 2017
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$58,370	$—	$—	$58,370	$60,012	$—	$—	$60,012
Deutsche Bank	25,781	—	—	25,781	10,656	—	—	10,656
Barclays Capital	3,299	—	—	3,299	—	—	—	—
RJ O'Brien	2,889	—	—	2,889	4,508	—	—	4,508
Royal Bank of Canada	543	—	—	543	—	—	—	—
JPMorgan Chase Bank, N.A.	532	—	—	532	267	—	—	267
Wells Fargo Bank, N.A.	511	—	—	511	—	—	—	—
Federal National Mortgage Association	194	—	—	194	1,092	—	—	1,092
Goldman Sachs	—	—	—	—	540	—	—	540
Others	352	—	—	352	1,104	—	—	1,104
	$92,471	$—	$—	$92,471	$78,179	$—	$—	$78,179

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	June 30, 2018			December 31, 2017
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$2,681	$—	$2,681	$1,740	$—	$1,740
Derivatives subject to a master netting arrangement:
Forward purchase contracts	377	—	377	1,272	—	1,272
Forward sale contracts	12,720	—	12,720	7,031	—	7,031
Netting	—	(11,684)	(11,684)	—	(4,247)	(4,247)
	13,097	(11,684)	1,413	8,303	(4,247)	4,056
Total derivatives	15,778	(11,684)	4,094	10,043	(4,247)	5,796
Mortgage loans sold under agreements to repurchase:
Amount outstanding	1,825,063	—	1,825,063	2,380,866	—	2,380,866
Unamortized premiums and debt issuance costs, net	750	—	750	672	—	672
	1,825,813	—	1,825,813	2,381,538	—	2,381,538
	$1,841,591	$(11,684)	$1,829,907	$2,391,581	$(4,247)	$2,387,334

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

	June 30, 2018				December 31, 2017
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$2,681	$—	$—	$2,681	$1,740	$—	$—	$1,740
Credit Suisse First Boston Mortgage Capital LLC	675,589	(675,405)	—	184	1,010,562	(1,010,320)	—	242
Deutsche Bank	644,366	(644,366)	—	—	593,864	(593,864)	—	—
Bank of America, N.A.	175,125	(174,887)	—	238	406,787	(406,355)	—	432
Morgan Stanley Bank, N.A.	131,268	(131,103)	—	165	139,491	(138,983)	—	508
JPMorgan Chase Bank, N.A.	99,584	(99,584)	—	—	90,442	(90,442)	—	—
Royal Bank of Canada	47,126	(47,126)	—	—	24,835	(23,752)	—	1,083
Citibank, N.A.	31,668	(31,650)	—	18	23,010	(23,010)	—	—
BNP Paribas	20,942	(20,942)	—	—	87,753	(87,753)	—	—
Barclays Capital	—	—	—	—	6,387	(6,387)	—	—
Others	808	—	—	808	1,791	—	—	1,791
	$1,829,157	$(1,825,063)	$—	$4,094	$2,386,662	$(2,380,866)	$—	$5,796

Following are the gains and (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Income statement line	2018	2017	2018	2017
		(in thousands)
Interest rate lock commitments	Net gains on mortgage loans held for sale	$4,793	$(19,849)	$(2,583)	$(13,234)
Repurchase agreement derivative	Interest expense	$(692)	$—	$(1,118)	$—
Hedged item:
Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale	$1,855	$(1,918)	$89,602	$(210)
Mortgage servicing rights	Net mortgage loan servicing fees–Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	$(24,289)	$(2,026)	$(127,882)	$(24,192)

Note 9—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds is summarized as follows:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$538	$70,778	$8,552	$70,906
Carried Interest recognized during the period	(168)	241	(348)	113
Cash received during the period	—	—	(7,834)	—
Balance at end of period	$370	$71,019	$370	$71,019

Note 10—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights Carried at Fair Value

The activity in MSRs carried at fair value is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$2,354,489	$506,916	$638,010	$515,925
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to a change in accounting principle	—	—	1,482,426	—
Balance after reclassification	2,354,489	506,916	2,120,436	515,925
Additions:
Purchases	2,523	183,586	30,129	183,789
Mortgage servicing rights resulting from mortgage loan sales	155,694	7,945	299,604	13,929
	158,217	191,531	329,733	197,718
Change in fair value due to:
Changes in inputs used in valuation model (1)	44,796	(1,588)	175,245	404
Other changes in fair value (2)	(71,345)	(18,418)	(139,257)	(35,606)
Total change in fair value	(26,549)	(20,006)	35,988	(35,202)
Balance at end of period	$2,486,157	$678,441	$2,486,157	$678,441

			June 30,	December 31,
			2018	2017
			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable			$2,333,750	$630,711

(1)

Principally reflects changes in discount rate and prepayment speed inputs, primarily due to changes in market interest rates, and changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Rights Carried at Lower of Amortized Cost or Fair Value

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Amortized cost:
Balance at beginning of period	$—	$1,299,093	$1,583,378	$1,206,694
Transfer of mortgage servicing rights to mortgage servicing rights carried at fair value pursuant to a change in accounting principle	—	—	(1,583,378)	—
Balance after reclassification	—	1,299,093	—	1,206,694
Mortgage servicing rights resulting from mortgage loan sales	—	128,927	—	259,145
Amortization	—	(43,279)	—	(81,098)
Balance at end of period	—	1,384,741	—	1,384,741

Valuation allowance:
Balance at beginning of period	—	(80,948)	(101,800)	(94,947)
Reduction resulting from transfer of mortgage servicing rights to mortgage servicing rights carried at fair value pursuant to a change in accounting principle	—	—	101,800	—
Balance after reclassification	—	(80,948)	—	(94,947)
Increase in valuation allowance	—	(30,635)	—	(16,636)
Balance at end of period	—	(111,583)	—	(111,583)
Mortgage servicing rights, net at end of period	$—	$1,273,158	$—	$1,273,158
Fair value of mortgage servicing rights at:
Beginning of period		$1,227,077		$1,112,302
End of period		$1,273,364		$1,273,364

				December 31,
				2017
				(in thousands)
Fair value of mortgage servicing rights pledged to secure assets sold under agreements to repurchase and note payable				$1,467,356

Mortgage Servicing Liabilities Carried at Fair Value

The activity in MSLs carried at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$12,063	$15,994	$14,120	$15,192
Mortgage servicing liabilities resulting from mortgage loan sales	1,770	3,810	3,807	7,869
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	2,537	4,705	5,180	7,995
Other changes in fair value (2)	(6,117)	(6,214)	(12,854)	(12,761)
Total change in fair value	(3,580)	(1,509)	(7,674)	(4,766)
Balance at end of period	$10,253	$18,295	$10,253	$18,295

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

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

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Contractual servicing fees	$138,871	$112,348	$274,354	$218,815
Ancillary and other fees:
Late charges	7,049	5,905	14,508	12,589
Other	1,814	1,101	3,376	2,026
	$147,734	$119,354	$292,238	$233,430

Note 11—Borrowings

The borrowing facilities described throughout this Note 11 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2018.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$1,574,012	$2,082,668	$1,608,535	$1,801,138
Weighted average interest rate (1)	3.90%	3.13%	3.74%	3.11%
Total interest expense (2)	$4,535	$19,101	$11,267	$33,046
Maximum daily amount outstanding	$2,028,713	$3,617,164	$2,380,121	$3,617,164

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,825,063	$2,380,866
Unamortized premiums and debt issuance costs, net	750	672
	$1,825,813	$2,381,538
Weighted average interest rate	3.92%	3.24%
Available borrowing capacity (3):
Committed	$516,013	$316,503
Uncommitted	2,443,924	2,257,631
	$2,959,937	$2,574,134
Fair value of assets securing repurchase agreements:
Mortgage loans held for sale	$1,947,689	$2,530,299
Servicing advances (4)	$94,715	$114,643
Mortgage servicing rights (4)	$2,333,750	$2,098,067
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$138,582	$144,128
Margin deposits placed with counterparties (5)	$3,750	$3,750

(1)

Excludes the effect of amortization of net premiums totaling $10.8 million and $18.8 million for the quarter and six months ended June 30, 2018, respectively, and commitment fees and issuance costs totaling $2.6 million and $4.9 million for the quarter and six months ended June 30, 2017, respectively.

(2)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $12.5 million and $22.7 million of such incentives as a reduction in Interest expense during the quarter and six months ended June 30, 2018, respectively. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. There can be no assurance that the lender will not terminate this agreement prior to its stated maturity.

(3)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(4)

Beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2017-GT2 Notes and 2018-GT1 Notes. Financing of the VFN is included in Assets sold under agreements to repurchase and 2017-GT2 Notes and 2018-GT1 Notes are included in Notes payable on the Company's consolidated balance sheet.

(5)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2018	Balance
(dollars in thousands)
Within 30 days	$474,187
Over 30 to 90 days	1,250,876
Over one to two years	100,000
Total assets sold under agreements to repurchase	$1,825,063
Weighted average maturity (in months)	2.8

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets under agreements to repurchase is summarized by counterparty below as of June 30, 2018:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$1,178,465	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC	$72,919	July 20, 2018	April 26, 2019
Deutsche Bank AG	$111,443	September 15, 2018	December 31, 2018
Bank of America, N.A.	$14,186	August 1, 2018	August 1, 2018
Morgan Stanley Bank, N.A.	$8,727	August 24, 2018	August 24, 2018
JP Morgan Chase Bank, N.A.	$8,528	August 17, 2018	October 12, 2018
Royal Bank of Canada	$3,170	August 3, 2018	September 28, 2018
Citibank, N.A.	$1,768	September 21, 2018	June 7, 2019
BNP Paribas	$1,090	September 20, 2018	November 16, 2018

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Average balance	$246,368	$180,968	$231,076	$193,326
Weighted average interest rate (1)	3.21%	2.32%	3.06%	2.12%
Total interest expense	$2,190	$1,164	$3,917	$2,296
Maximum daily amount outstanding	$528,368	$286,138	$528,368	$719,434

(1)

Excludes the effect of amortization of facility fees totaling $212,000 and $102,000 for the quarters ended June 30, 2018 and 2017, respectively, and $383,000 and $231,000 for the six months ended June 30, 2018 and 2017, respectively.

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$528,368	$527,706
Unamortized debt issuance costs	—	(311)
	$528,368	$527,395
Weighted average interest rate	3.34%	2.81%
Fair value of mortgage loans pledged to secure mortgage loan participation purchase and sale agreements	$550,894	$551,688

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

Notes payable are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Average balance	$1,150,000	$461,365	$1,069,890	$378,638
Weighted average interest rate (1)	5.33%	5.79%	5.44%	5.78%
Total interest expense	$16,348	$8,059	$34,570	$12,999
Maximum daily amount outstanding	$1,150,000	$471,868	$1,150,000	$546,868

(1)

Excluding the effect of amortization of debt issuance costs totaling $0.9 million and $1.1 million for the quarters ended June 30, 2018 and 2017, respectively, and $5.1 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively. Also excludes the effect of non-utilization fees of $192,000 and $383,000 for the quarter and six months ended June 30, 2018, respectively.

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,150,000	$900,006
Unamortized debt issuance costs	(9,454)	(8,501)
	$1,140,546	$891,505
Weighted average interest rate	5.31%	5.66%
Unused amount	$150,000	$280,000
Assets pledged to secure notes payable:
Cash	$152,382	$20,765
Carried Interest	$370	$8,552
Servicing advances (1)	$94,715	$114,643
Mortgage servicing rights (1)	$2,333,750	$2,098,067

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

Obligations under capital lease are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Average balance	$14,544	$29,053	$18,703	$25,739
Weighted average interest rate	3.92%	2.69%	3.78%	2.69%
Total interest expense	$152	$221	$322	$380
Maximum daily amount outstanding	$16,435	$30,044	$20,971	$30,044

	June 30,	December 31,
	2018	2017
	(in thousands)
Unpaid principal balance	$13,032	$20,971
Weighted average interest rate	3.93%	3.26%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$20,656	$23,915
Capitalized software	$1,347	$1,568

Excess Servicing Spread Financing Payable to PennyMac Mortgage Investment Trust

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

Following is a summary of ESS:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$236,002	$277,484	$236,534	$288,669
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust pursuant to recapture agreement	580	1,380	1,484	2,953
Accrual of interest	3,910	4,366	7,844	9,013
Repayment	(12,018)	(14,278)	(24,309)	(28,910)
Change in fair value	996	(7,156)	7,917	(9,929)
Balance at end of period	$229,470	$261,796	$229,470	$261,796

Note 12—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$20,429	$19,436	$20,053	$19,067
Provision for losses on mortgage loans sold:
Resulting from sales of mortgage loans	1,216	1,296	2,708	2,698
Reduction in liability due to change in estimate	(1,359)	(1,020)	(2,472)	(1,892)
Recoveries (incurred losses), net	301	(144)	298	(305)
Balance at end of period	$20,587	$19,568	$20,587	$19,568
Unpaid principal balance of mortgage loans subject to representations and warranties at end of period	$133,585,457	$106,284,973

Note 13—Income Taxes

The Company’s effective income tax rates were 8.4% for the quarter and six months ended June 30, 2018 and 12.4% for the same periods ended in 2017. The lower effective tax rate for 2018 reflects the effect of the change in the federal statutory tax rate from 35% to 21%, resulting from the December 22, 2017 enactment of H.R.1, known as the Tax Cuts and Jobs Act (the “Tax Act”).

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

Note 14—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of June 30, 2018, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

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

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund mortgage loans totaled $4.3 billion as of June 30, 2018.

Leases

The Company leases office facilities. Rent expense was $4.4 million and $4.2 million for the quarters ended June 30, 2018 and 2017, respectively and $8.7 million and $7.6 million for the six months ended June 30, 2018 and 2017, respectively.

The following table provides a summary of future minimum lease payments required under lease agreements as of June 30, 2018:

Twelve months ended June 30,	Future minimum lease payments
(in thousands)
2019	$14,941
2020	15,474
2021	13,595
2022	11,056
2023	10,135
Thereafter	27,558
$92,759

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

The following table summarizes the Company’s stock repurchase activity:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2018	2017	2018	2017	Total (1)
	(in thousands)
Shares of Class A common stock repurchased	236	—	236	—	741
Cost of shares of Class A common stock repurchased	$4,826	$—	$4,826	$—	$13,425

(1)	Amounts represent the total shares of Class A common stock repurchased under the Repurchase Program through June 30, 2018.

The shares of repurchased Class A common stock were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common stock pool.

Note 16—Noncontrolling Interest

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$17,837	$10,479	$34,456	$21,358
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$13,265	$8,164	$28,124	$16,927
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC by noncontrollong interest unitholders and issued as equity compensation	737	555	1,485	1,046

	June 30,	December 31,
	2018	2017
Percentage of noncontrolling interest in Private National Mortgage Acceptance Company, LLC	67.7%	69.2%

Note 17—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
From non-affiliates:
Cash (loss) gain:
Mortgage loans	$(110,242)	$1,904	$(292,043)	$(56,777)
Hedging activities	(12,567)	5,317	91,829	6,424
	(122,809)	7,221	(200,214)	(50,353)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	153,924	133,062	295,797	265,205
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,216)	(1,296)	(2,708)	(2,698)
Reduction in liability due to change in estimate	1,359	1,020	2,472	1,892
Change in fair value relating to mortgage loans and hedging derivatives held at quarter end:
Interest rate lock commitments	4,793	(19,849)	(2,583)	(13,234)
Mortgage loans	(4,454)	(13,326)	14,510	(5,930)
Hedging derivatives	14,422	(7,235)	(2,227)	(6,634)
	46,019	99,597	105,047	188,248
From PennyMac Mortgage Investment Trust	14,927	(1,506)	27,313	(3,201)
	$60,946	$98,091	$132,360	$185,047

Note 18—Net Interest Income (Expense)

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$579	$657	$1,187	$994
Mortgage loans held for sale at fair value	34,434	23,714	61,041	40,329
Placement fees relating to custodial funds	18,193	8,577	31,617	13,679
	53,206	32,948	93,845	55,002
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	1,898	2,025	3,874	3,830
	55,104	34,973	97,719	58,832

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	4,535	19,101	11,267	33,046
Mortgage loan participation purchase and sale agreements	2,190	1,164	3,917	2,296
Notes payable	16,348	8,059	34,570	12,999
Obligations under capital lease	152	221	322	380
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,546	3,304	9,376	6,927
Interest on mortgage loan impound deposits	935	662	2,065	1,690
	28,706	32,511	61,517	57,338
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	3,910	4,366	7,844	9,013
	32,616	36,877	69,361	66,351
	$22,488	$(1,904)	$28,358	$(7,519)

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $12.5 million and $22.7 million of such incentives as a reduction in Interest expense during the quarter and six months ended June 30, 2018, respectively. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. There can be no assurance that the lender will not terminate this agreement prior to its stated maturity.

Note 19—Stock-based Compensation

As of June 30, 2018, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Grants:
Units:
Performance-based RSUs	—	—	524	694
Stock options	—	—	674	861
Time-based RSUs	—	—	316	405
Grant date fair value:
Performance-based RSUs	$—	$—	$12,791	$12,474
Stock options	—	—	6,147	5,772
Time-based RSUs	—	—	7,703	7,302
Total	$—	$—	$26,641	$25,548
Vestings and exercises:
Performance-based RSUs vested	774	446	774	446
Stock options exercised	33	5	229	25
Time-based RSUs vested	11	22	244	160
Compensation expense	$6,063	$4,866	$12,234	$10,390

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to common stockholders	$17,837	$10,479	$34,456	$21,358
Weighted average shares of common stock outstanding	24,959	23,388	24,399	23,006
Basic earnings per share of common stock	$0.71	$0.45	$1.41	$0.93

Diluted earnings per share of common stock:
Net income attributable to common stockholders	$17,837	$10,479	$34,456	$21,358
Net income attributable to dilutive stock-based compensation units	614	253	1,842	661
Effect of net income attributable to PennyMac Class A units exchangeable to Class A common stock, net of income taxes	36,766	23,596	72,396	48,742
Net income attributable to common stockholders for diluted earnings per share	$55,217	$34,328	$108,694	$70,761
Weighted average shares of common stock outstanding applicable to basic earnings per share	24,959	23,388	24,399	23,006
Effect of dilutive shares:
Common shares issuable under stock-based compensation plan	1,381	887	1,965	1,154
PennyMac Class A units exchangeable to Class A common stock	52,485	53,375	52,583	53,481
Weighted average shares of common stock applicable to diluted earnings per share	78,825	77,650	78,947	77,641
Diluted earnings per share of common stock	$0.70	$0.44	$1.38	$0.91

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive restricted stock units (“RSUs”) and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	1,190	1,433	1,003	1,192
Time-based RSUs	209	134	132	87
Stock options (2)	1,299	2,636	629	2,335
Total anti-dilutive stock-based compensation units	2,698	4,203	1,764	3,614
Weighted average exercise price of anti-dilutive stock options (2)	$17.79	$16.38	$17.79	$16.38

(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock price for the period.

Note 21—Supplemental Cash Flow Information

	Six months ended June 30,
	2018	2017
	(in thousands)
Cash paid for interest	$85,540	$68,884
(Refunds received) cash paid for income taxes, net	$(416)	$36
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$299,604	$273,074
Mortgage servicing liabilities resulting from mortgage loan sales	$3,807	$7,869
Unsettled portion of MSR acquisitions	$—	$24,323
Non-cash financing activity:
Transfer of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$1,484	$2,953
Issuance of Class A common stock in settlement of director fees	$160	$169

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

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2018		December 31, 2017
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$1,700,168	$458,207	$1,561,977	$429,671
Ginnie Mae – PLS	$1,471,829	$676,720	$1,307,580	$674,133
Ginnie Mae – PennyMac	$1,692,354	$744,392	$1,511,201	$741,574
HUD – PLS	$1,471,829	$2,500	$1,307,580	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$272,858	$62,942	$196,415	$58,754
Ginnie Mae – PLS	$272,858	$166,071	$196,415	$153,431
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	22%	6%	21%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 23—Segments and Related Information

The Company operates in three segments: production, servicing and investment management.

Two of the segments are in the mortgage banking business: production and servicing. The production segment performs mortgage loan origination, acquisition and sale activities. The servicing segment performs servicing of newly originated mortgage loans, execution and management of early buyout transactions and servicing of mortgage loans sourced and managed by the investment management segment for PMT, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions, managing correspondent production activities for PMT and managing the acquired assets for PMT.

Financial performance and results by segment are as follows:

	Quarter ended June 30, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$33,966	$26,980	$60,946	$—	$60,946
Mortgage loan origination fees	24,428	—	24,428	—	24,428
Fulfillment fees from PennyMac Mortgage Investment Trust	14,559	—	14,559	—	14,559
Net mortgage loan servicing fees	—	113,689	113,689	—	113,689
Management fees	—	—	—	5,664	5,664
Carried Interest from Investment Funds	—	—	—	(168)	(168)
Net interest income (expense):
Interest income	16,874	38,230	55,104	—	55,104
Interest expense	1,025	31,576	32,601	15	32,616
	15,849	6,654	22,503	(15)	22,488
Other	536	728	1,264	1,428	2,692
Total net revenue	89,338	148,051	237,389	6,909	244,298
Expenses	70,320	93,483	163,803	5,797	169,600
Income before provision for income taxes	$19,018	$54,568	$73,586	$1,112	$74,698
Segment assets at quarter end (2)	$2,280,251	$4,542,815	$6,823,066	$10,633	$6,833,699

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $8.0 million.

	Quarter ended June 30, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$74,706	$23,385	$98,091	$—	$98,091
Mortgage loan origination fees	30,193	—	30,193	—	30,193
Fulfillment fees from PennyMac Mortgage Investment Trust	21,107	—	21,107	—	21,107
Net mortgage loan servicing fees	—	46,913	46,913	—	46,913
Management fees	—	—	—	6,007	6,007
Carried Interest from Investment Funds	—	—	—	241	241
Net interest income (expense):
Interest income	15,279	19,694	34,973	—	34,973
Interest expense	11,330	25,534	36,864	13	36,877
	3,949	(5,840)	(1,891)	(13)	(1,904)
Other	531	446	977	96	1,073
Total net revenue	130,486	64,904	195,390	6,331	201,721
Expenses	63,780	76,117	139,897	3,864	143,761
Income (loss) before provision for income taxes	$66,706	$(11,213)	$55,493	$2,467	$57,960
Segment assets at quarter end (2)	$2,732,947	$3,574,239	$6,307,186	$94,525	$6,401,711

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $3.0 million.

	Six months ended June 30, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$70,164	$62,196	$132,360	$—	$132,360
Loan origination fees	48,991	—	48,991	—	48,991
Fulfillment fees from PennyMac Mortgage Investment Trust	26,503	—	26,503	—	26,503
Net servicing fees	—	230,478	230,478	—	230,478
Management fees	—	—	—	11,439	11,439
Carried Interest from Investment Funds	—	—	—	(348)	(348)
Net interest income (expense):
Interest income	31,122	66,597	97,719	—	97,719
Interest expense	3,127	66,203	69,330	31	69,361
	27,995	394	28,389	(31)	28,358
Other	852	1,123	1,975	2,743	4,718
Total net revenue	174,505	294,191	468,696	13,803	482,499
Expenses	138,317	184,748	323,065	11,740	334,805
Income before provision for income taxes	$36,188	$109,443	$145,631	$2,063	$147,694
Segment assets at period end (2)	$2,280,251	$4,542,815	$6,823,066	$10,633	$6,833,699

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $8.0 million.

	Six months ended June 30, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on mortgage loans held for sale at fair value	$137,543	$47,504	$185,047	$—	$185,047
Loan origination fees	55,767	—	55,767	—	55,767
Fulfillment fees from PennyMac Mortgage Investment Trust	37,677	—	37,677	—	37,677
Net servicing fees	—	121,076	121,076	—	121,076
Management fees	—	—	—	11,381	11,381
Carried Interest from Investment Funds	—	—	—	113	113
Net interest income (expense):
Interest income	28,215	30,617	58,832	—	58,832
Interest expense	20,152	46,175	66,327	24	66,351
	8,063	(15,558)	(7,495)	(24)	(7,519)
Other	1,476	917	2,393	259	2,652
Total net revenue	240,526	153,939	394,465	11,729	406,194
Expenses	126,316	151,736	278,052	8,150	286,202
Income (loss) before provision for income taxes	$114,210	$2,203	$116,413	$3,579	$119,992
Segment assets at period end (2)	$2,732,947	$3,574,239	$6,307,186	$94,525	$6,401,711

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $3.0 million.

Note 24—Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors) and supersedes previous lease accounting standards. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential effect that the adoption of ASU 2016-02 will have on its consolidated financial statements. As shown in Note 14 – Commitments and Contingencies, the Company had approximately $92.8 million in future minimum lease payment commitments as of June 30, 2018. Were the Company to adopt ASU 2016-02 as of June 30, 2018, it would be required to recognize a right-of-use asset and a corresponding liability based on the present value of such obligation as of June 30, 2018. The Company does not expect to recognize a significant cumulative effect adjustment to its stockholders’ equity as a result of adopting ASU 2016-02.

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	During July 2018, the Company acquired from three non-affiliate sellers bulk portfolios of Ginnie Mae MSRs with a total UPB of approximately $6.5 billion.

•

During July 2018, the Company entered into letters of intent to acquire approximately $7.4 billion in UPB of bulk MSRs from three different non-affiliate sellers. The MSR acquisitions by the Company are subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•

On July 30, 2018, the Company, through its indirect controlled subsidiary, PennyMac Loan Services, LLC (“PLS”), executed a Temporary Increase Letter (the “DB Temporary Increase”) in connection with that certain Master Repurchase Agreement, dated as of August 21, 2017, by and among Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank”) and PLS (the “Repurchase Agreement”). Pursuant to the terms of the DB Temporary Increase, the maximum aggregate principal amount outstanding provided for thereunder was temporarily increased from $750 million to $950 million. The period for the DB Temporary Increase commenced on July 30, 2018 and will expire on September 28, 2018. Upon the expiration of the DB Temporary Increase, the maximum aggregate principal amount outstanding will revert back to $750 million. All other terms and conditions of the Repurchase Agreement and the related guaranty remain the same in all material respects.

•

On July 30, 2018, the Company, through PLS, executed a Temporary Increase Letter (the “BANA Temporary Increase”) in connection with that certain Mortgage Loan Participation Purchase and Sale Agreement, dated December 23, 2011, by and among Bank of America, N.A. (“BANA”) and the Company (the “BANA Participation Agreement”). Pursuant to the terms of the BANA Temporary Increase, the aggregate transaction limit of purchase prices for participation certificates owned by BANA provided for thereunder was temporarily increased from $550 million to $750 million. The period for the BANA Temporary Increase commenced on July 30, 2018 and will expire on September 15, 2018.  Upon the expiration of the BANA Temporary Increase, the aggregate transaction limit of purchase prices will revert back to $550 million. All other terms and conditions of the BANA Participation Agreement remain the same in all material respects.

•

On August 2, 2018, the Company’s board of directors declared a special, one-time cash dividend of $0.40 per share of the Company’s Class A common stock to holders of record of Class A common stock as of August 13, 2018 that is to be distributed on or about August 30, 2018.

•

On August 2, 2018, the Company’s board of directors approved and the Company entered into a Contribution Agreement and Plan of Merger to reorganize under a new public holding company (the “Reorganization”). The Reorganization will allow the Company, among other things, to eliminate its “Up-C” structure and to transition to a single class of common stock held by all stockholders of the Company, as opposed to the two classes of common stock, Class A and Class B, that are currently authorized, issued and outstanding today.

•	All agreements to sell assets under agreements to repurchase that matured between June 30, 2018 and the date of this Report were extended or renewed.

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

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT. PCM also previously managed PNMAC Mortgage Opportunity Fund, LLC (the “Registered Fund”) and PNMAC Mortgage Opportunity Fund, LP (the “Master Fund”), both formerly registered under the Investment Company Act of 1940, as amended, an affiliate of these funds and PNMAC Mortgage Opportunity Fund Investors, LLC (the “Private Fund”). We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.” In 2017 through the six months ended June 30, 2018, the Investment Funds sold or liquidated all of their remaining investments. The Registered Fund and the Master Fund obtained orders of de-registration on July 25, 2018 and the management agreements with the Registered Fund, the Master Fund and the Private Fund expired or were otherwise terminated on or before August 2, 2018. We expect to complete liquidation of the Investment Funds during 2018.

We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management.

•	The production segment performs mortgage loan origination, acquisition and sale activities.
•	The servicing segment performs mortgage loan servicing for both newly originated loans and loans we service for others, including for PMT.
•

The investment management segment represents our investment management activities, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement; managing correspondent production activities for PMT; and managing the acquired investments for PMT.

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Net gains on mortgage loans held for sale at fair value	$60,946	$98,091	$132,360	$185,047
Mortgage loan origination fees	24,428	30,193	48,991	55,767
Fulfillment fees from PennyMac Mortgage Investment Trust	14,559	21,107	26,503	37,677
Net mortgage loan servicing fees	113,689	46,913	230,478	121,076
Management fees & Carried Interest	5,496	6,248	11,091	11,494
Net interest income (expense)	22,488	(1,904)	28,358	(7,519)
Other	2,692	1,073	4,718	2,652
Total net revenue	244,298	201,721	482,499	406,194
Expenses	169,600	143,761	334,805	286,202
Provision for income taxes	6,293	7,214	12,363	14,860
Net income	$68,405	$50,746	$135,331	$105,132
Annualized return on average stockholders' equity	13.7%	11.1%	13.7%	11.7%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$19,018	$66,706	$36,188	$114,210
Servicing	54,568	(11,213)	109,443	2,203
Total mortgage banking	73,586	55,493	145,631	116,413
Investment management	1,112	2,467	2,063	3,579
	$74,698	$57,960	$147,694	$119,992
During the quarter:
Interest rate lock commitments issued	$11,854,920	$13,489,651	$22,712,555	$24,595,550
Unpaid principal balance of mortgage loans fulfilled for PMT subject to fulfillment fees	$5,396,370	$5,918,027	$9,622,001	$10,549,933
At quarter end:
Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$178,264,240	$157,223,909
Mortgage servicing liabilities	1,569,602	1,698,588
Mortgage loans held for sale	2,448,908	2,915,346
	182,282,750	161,837,843
Subserviced for Advised Entities	81,214,629	67,125,932
	$263,497,379	$228,963,775
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,545,487	$1,454,832
Investment Funds	765	144,744
	$1,546,252	$1,599,576
Book value per share	$21.19	$16.40

During the quarter and six months ended June 30, 2018, net income increased $17.7 million and $30.2 million, respectively, compared to the same periods in 2017. The increases were primarily due to an increase in Net mortgage loan servicing fees, which reflects both growth in our servicing portfolio and improved fair value related adjustments, and an increase in net interest income, which reflects the effect of incentives we receive for financing mortgage loans held for sale approved for satisfying certain customer relief characteristics. The increases were partially offset by decreases in Net gains on mortgage loans held for sale at fair value,  Fulfillment fees from PennyMac Mortgage Investment Trust and Mortgage loan origination fees, which reflect the reduced size of the mortgage origination market during 2018 as compared to 2017.

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

During the quarter and six months ended June 30, 2018, we recognized Net gains on mortgage loans held for sale at fair value totaling $60.9 million and $132.4 million, respectively, a decrease of $37.1 million and $52.7 million, respectively, compared to the same periods in 2017. The decreases were primarily due to decreases in profit margins reflecting the generally rising interest rates in the mortgage market, which has a negative influence on demand for mortgage lending. Reduced demand negatively influences profit margins by causing increased price competition in the acquisition and origination of mortgage loans.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(110,242)	$1,904	$(292,043)	$(56,777)
Hedging activities	(12,567)	5,317	91,829	6,424
	(122,809)	7,221	(200,214)	(50,353)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	153,924	133,062	295,797	265,205
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,216)	(1,296)	(2,708)	(2,698)
Reduction in liability due to change in estimate	1,359	1,020	2,472	1,892
Change in fair value of mortgage loans and derivative financial instruments outstanding at quarter end:
Interest rate lock commitments	4,793	(19,849)	(2,583)	(13,234)
Mortgage loans	(4,454)	(13,326)	14,510	(5,930)
Hedging derivatives	14,422	(7,235)	(2,227)	(6,634)
	46,019	99,597	105,047	188,248
From PennyMac Mortgage Investment Trust	14,927	(1,506)	27,313	(3,201)
	$60,946	$98,091	$132,360	$185,047
During the period:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$10,757,969	$12,685,150	$20,513,407	$23,122,464
Conventional mortgage loans	1,096,951	804,501	2,199,148	1,473,086
	$11,854,920	$13,489,651	$22,712,555	$24,595,550
At period end:
Mortgage loans held for sale at fair value	$2,527,231	$3,037,602
Commitments to fund and purchase mortgage loans	$4,291,135	$3,999,761

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

We recorded provisions for losses under representations and warranties relating to current mortgage loan sales as a component of Net gains on mortgage loans held for sale at fair value totaling $1.2 million and $2.7 million during the quarter and six months ended June 30, 2018, respectively, compared to $1.3 million and $2.7 million during the quarter and six months ended June 30, 2017, respectively. We also recorded reductions in the liability of $1.4 million and $2.5 million during the quarter and six months ended June 30, 2018, respectively compared to $1.0 million and $1.9 million during the quarter and six months ended June 30, 2017, respectively. The reductions in the liability resulted from reductions relating to mortgage loans meeting previously announced limitations on pursuit by the Agencies of claims on mortgage loans with certain performance histories.

Following is a summary of mortgage loan repurchase activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
During the period:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$10,001	$6,288	$7,579	$5,599
New indemnifications	546	723	3,178	1,412
Less:
Indemnified mortgage loans sold, repaid or refinanced	213	214	423	214
Mortgage loans indemnified by PFSI at end of period	$10,334	$6,797	$10,334	$6,797
Repurchase activity
Total mortgage loans repurchased by PFSI	$6,672	$6,217	$12,985	$11,520
Less:
Mortgage loans repurchased by correspondent lenders	4,259	4,827	10,905	7,410
Mortgage loans repaid by borrowers or resold with defects resolved	450	2,332	566	5,551
Net mortgage loans resold or repaid with losses chargeable to liability for representations and warranties	$1,963	$(942)	$1,514	$(1,441)
Net (recoveries credited) losses charged to liability for representations and warranties	$(301)	$144	$(298)	$305

At period end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$133,585,457	$106,284,973
Liability for representations and warranties	$20,587	$19,568

During the quarter and six months ended June 30, 2018, we repurchased mortgage loans totaling $6.7 million and $13.0 million, respectively, in UPB. We recorded net recoveries of $301,000 and $298,000, respectively, as a result of these repurchases during the quarter and six months ended June 30, 2018. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect that the level of repurchase activity may increase.

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

Other mortgage loan production-related revenues

Mortgage loan origination fees decreased $5.8 million and $6.8 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease was primarily due to a decrease in volume of mortgage loans we produced, which reflects the reduced size of the mortgage origination market during 2018 as compared to 2017.

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of mortgage loans. The fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT.

Summarized below are our fulfillment fees:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fulfillment fee revenue	$14,559	$21,107	$26,503	$37,677
Unpaid principal balance of mortgage loans fulfilled subject to fulfillment fees	$5,396,370	$5,918,027	$9,622,001	$10,549,933
Average fulfillment fee rate (in basis points)	27	36	28	36

Fulfillment fees decreased $6.5 million and $11.2 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease is primarily due to a lower fulfillment fee rate pursuant to an amendment to our mortgage banking services agreement with PMT.

Net mortgage loan servicing fees

Following is a summary of our net mortgage loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$138,871	$112,348	$274,354	$218,815
From PennyMac Mortgage Investment Trust	9,431	10,099	20,450	20,585
From Investment Funds	3	543	3	1,039
Ancillary and other fees	13,637	11,202	27,808	23,068
	161,942	134,192	322,615	263,507
Amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	(48,253)	(87,279)	(92,137)	(142,431)
Net mortgage loan servicing fees	$113,689	$46,913	$230,478	$121,076
Average mortgage loan servicing portfolio	$259,413,456	$212,671,694	$254,525,871	$206,055,588

Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Amortization and realization of cash flows	$(65,227)	$(55,482)	$(126,403)	$(103,942)
Other changes in fair value of, and provision for impairment of, mortgage servicing rights and mortgage servicing liabilities	42,259	(36,927)	170,065	(24,226)
Change in fair value of excess servicing spread	(996)	7,156	(7,917)	9,929
Hedging results	(24,289)	(2,026)	(127,882)	(24,192)
Total fair value adjustments, net of hedging results	16,974	(31,797)	34,266	(38,489)
Total amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	$(48,253)	$(87,279)	$(92,137)	$(142,431)
Average mortgage servicing rights balances:
Carried at fair value	$2,437,780	$1,235,077	$2,351,373	$1,199,327
Carried at lower of amortized cost or fair value	—	551,740	—	534,918
	$2,437,780	$1,786,817	$2,351,373	$1,734,245
Average mortgage servicing liabilities	$10,854	$15,241	$11,372	$15,084

Mortgage servicing rights at period end:
Carried at fair value	$2,486,157	$1,273,158
Carried at lower of amortized cost or fair value	—	678,441
	$2,486,157	$1,951,599
Mortgage servicing liabilities at period end	$10,253	$18,295

Following is a summary of our mortgage loan servicing portfolio:

	June 30,	December 31,
	2018	2017
	(in thousands)
Mortgage loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$132,307,067	$119,673,403
Acquired	45,957,173	46,575,834
	178,264,240	166,249,237
Mortgage servicing liabilities	1,569,602	1,620,609
Mortgage loans held for sale	2,448,908	2,998,377
	182,282,750	170,868,223
Subserviced for Advised Entities	80,359,635	73,651,608
Total prime servicing	262,642,385	244,519,831
Special servicing – Subserviced for Advised Entities	854,994	1,328,660
Total mortgage loans serviced	$263,497,379	$245,848,491

Net mortgage loan servicing fees increased $66.8 million and $109.4 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases were due to a combination of increased mortgage loan servicing fees resulting from growth in our mortgage loan servicing portfolio and a net gain in fair value of MSRs, MSLs and ESS, net of hedging results, reflecting the effect of rising interest rates during the quarter and six months ended June 30, 2018.

Mortgage loan servicing fees increased $27.8 million and $59.1 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 reflecting increases in our average servicing portfolio of 22% and 24% for the quarter and six months ended ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease of $39.0 million and $50.3 million in amortization, impairment and MSR, MSL and ESS valuation adjustments net of hedging results during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 reflect the effect of generally increasing interest rates in the market during 2018 compared to generally decreasing interest rates during the same periods in 2017. Increasing interest rates discourage refinancings which extend the expected life of the servicing asset, thereby increasing cash flow expectations and the fair value of MSRs.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Management Fees:
PennyMac Mortgage Investment Trust:
Base management	$5,728	$5,334	$11,424	$10,342
Performance incentive	—	304	—	304
	5,728	5,638	11,424	10,646
Investment Funds	(64)	369	15	735
Total management fees	5,664	6,007	11,439	11,381
Carried Interest	(168)	241	(348)	113
Total management fees and Carried Interest	$5,496	$6,248	$11,091	$11,494
Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,545,487	$1,454,832
Investment Funds	765	144,744
	$1,546,252	$1,599,576

Management fees from PMT increased $90,000 and $778,000 during the quarter and six months ended June 30, 2018 compared to the same period in 2017. The increases were due to increases in PMT’s average shareholders’ equity, upon which its base management fees are calculated. The increases in PMT’s average shareholders’ equity during the quarter and six months ended June 30, 2018 compared to the same periods in 2017 were primarily due to the issuance of additional equity by PMT in the form of preferred shares in July 2017.

Management fees from the Investment Funds decreased $433,000 and $720,000 during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The reduction of management fees was anticipated as the Investment Funds sold or liquidated all of their investment assets in 2017 and through the six months ended June 30, 2018 and distributed most of the sale proceeds to the funds’ investors. Due to their substantial liquidation during the six months ended June 30, 2018, we stopped charging management fees to the Investment Funds.

Other revenues

Net Interest Income

Net interest income increased $24.4 million and $35.9 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in net interest income is primarily due to an increase in placement fees relating to custodial funds and recognition of incentives that we received relating to our financing of certain mortgage loans satisfying certain consumer relief characteristics.

The placement fees relating to custodial funds increased $9.6 million and $17.9 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 reflected an increase in the placement fee rate we receive and the growth of our servicing portfolio resulting in an increase in average custodial funds managed by the Company in 2018 compared to 2017.

In September 2017, we entered into a master repurchase agreement that provides us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. We recorded $12.5 million and $22.7 million of such incentives as a reduction of Interest expense for the quarter and six months ended June 30, 2018, respectively. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. There is no assurance that the lender will not terminate this agreement prior to its stated maturity.

Change in Fair Value of Investment in and Dividends Received from PMT

Change in fair value of investment in and dividends received from PMT increased $32,000 and $75,000 during the quarter and six months ended June 30, 2018, compared to the same periods in 2017. The change reflects the increase in share price of our investment in PMT. We held 75,000 common shares of PMT during each of the periods ended June 30, 2018 and 2017, with a fair value of $1.4 million at the end of each period.

Expenses

Compensation

Our compensation expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Salaries and wages	$63,109	$55,971	$126,489	$112,874
Incentive compensation	16,938	12,100	36,514	23,628
Taxes and benefits	12,430	10,031	25,316	21,315
Stock and unit-based compensation	6,063	4,865	12,234	10,390
	$98,540	$82,967	$200,553	$168,207
Head count:
Average	3,300	2,912	3,270	2,944
Quarter end	3,323	2,976

Compensation expense increased $15.6 million and $32.3 million during the quarter and six months ended June 30, 2018 compared to the same periods in 2017. The increases were primarily due to an increase in salaries and wages due to increased average head count resulting from the growth in our mortgage banking activities, as well as an increase in incentive compensation reflecting our expectation of improved results of operations during 2018.

Servicing

Servicing expenses increased $3.8 million and $3.2 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to growth in the Company’s mortgage loan servicing portfolio.

Technology

Technology expense increased $3.6 million and $6.8 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to our continued investment in loan production and servicing infrastructure.

Occupancy and equipment

Occupancy and equipment expenses increased $542,000 and $1.9 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily attributable to expansion of our facilities made to accommodate our growth.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead and personnel expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT. We adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Subtopic 606) (“ASU 2014-09”) using the modified retrospective method effective January 1, 2018. Adoption of ASU 2014-09 using the modified retrospective method required us to include those expenses in Other income starting January 1, 2018.

The expense amounts presented in our income statement are net of these allocations during 2017 and a component of Other revenue during 2018. Common overhead and personnel expense amounts allocated to PMT are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Technology	$302	$424	$522	$881
Occupancy and equipment	647	839	1,236	1,626
Compensation	120	—	240	—
Other	227	330	419	520
Total expenses	$1,296	$1,593	$2,417	$3,027

Provision for Income Taxes

Our effective tax rate was 8.4% during the quarter and six months ended June 30, 2018, compared to 12.4% during the same periods in 2017. The lower effective tax rate for 2018 reflects the effect of a reduction in the federal statutory rate from 35% to 21% under the Tax Act of 2017. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. As the noncontrolling interest unitholders convert their ownership units into our shares and our ownership in PennyMac is increased through vesting of equity awards, we expect an increase in allocated earnings that will be subject to corporate federal and state statutory tax rates, which will in turn increase our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2018	2017
	(in thousands)
ASSETS
Cash and short-term investments	$288,234	$207,805
Mortgage loans held for sale at fair value	2,527,231	3,099,103
Servicing advances, net	258,900	318,066
Investments in and advances to affiliates	159,679	172,869
Carried Interest due from Investment Funds	370	8,552
Mortgage servicing rights	2,486,157	2,119,588
Mortgage loans eligible for repurchase	879,621	1,208,195
Other	241,514	233,915
Total assets	$6,841,706	$7,368,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings	$3,507,759	$3,821,409
Payable to affiliates	376,086	419,970
Liability for mortgage loans eligible for repurchase	879,621	1,208,195
Other	216,296	198,845
Total liabilities	4,979,762	5,648,419
Stockholders' equity	1,861,944	1,719,674
Total liabilities and stockholders' equity	$6,841,706	$7,368,093

Total assets decreased $526.4 million from $7.4 billion at December 31, 2017 to $6.8 billion at June 30, 2018. The decrease was primarily due to a decrease of $571.8 million in mortgage loans held for sale at fair value resulting from a reduction in mortgage loans held for sale and a decrease of $328.6 million in mortgage loans eligible for repurchase, partially offset by an increase of $366.6 million in our investment in MSRs reflecting continued additions from our mortgage loan production activities and servicing portfolio acquisitions and an increase of $80.4 million in cash and short-term investments.

Total liabilities decreased by $668.7 million from $5.6 billion as of December 31, 2017 to $5.0 billion as of June 30, 2018. The decrease was primarily attributable to a decrease in borrowings required to finance a smaller inventory of mortgage loans held for sale at June 30, 2018 as compared to December 31, 2017.

Cash Flows

Our cash flows for the six months ended June 30, 2018 and 2017 are summarized below:

	Six months ended June 30,
	2018	2017	Change
	(in thousands)
Operating	$595,898	$(852,928)	$1,448,826
Investing	(95,751)	(274,348)	178,597
Financing	(348,170)	1,104,003	(1,452,173)
Net increase (decrease) in cash and restricted cash	$151,977	$(23,273)	$175,250

Our cash flows resulted in a net increase in cash and restricted cash of $152.0 million during the six months ended June 30, 2018 as discussed below.

Operating activities

Net cash provided by operating activities totaled $595.9 million during six months ended June 30, 2018 and net cash used in operating activities totaled $852.9 million during the same period in 2017. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Six months ended June 30,
	2018	2017
	(in thousands)
Cash flows from:
Mortgage loans held for sale at fair value	$458,582	$(886,292)
Other operating sources	137,316	33,364
	$595,898	$(852,928)

Investing activities

Net cash used in investing activities during the six months ended June 30, 2018 totaled $95.8 million primarily due to a $126.9 million net use of cash in net settlement of derivative financial instruments used to hedge our investment in MSRs and purchases of MSRs totaling $30.1 million, partially offset by a $71.5 million decrease in short-term investments. Net cash used in investing activities during the six months ended June 30, 2017 totaled $274.3 million primarily due to purchases of MSRs totaling $181.6 million.

Financing activities

Net cash used in financing activities totaled $348.2 million during the six months ended June 30, 2018 primarily due to net repurchases of assets sold under agreements to repurchase, reflecting a reduction in our financing of mortgage loans held for sale. Net cash provided by financing activities totaled $1.1 billion during the six months ended June 30, 2017, primarily to finance the growth in our inventory of mortgage loans held for sale at fair value and our investments in MSRs.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Average balance	$1,574,012	$2,082,668	$1,608,535	$1,801,138
Maximum daily balance	$2,028,713	$3,617,164	$2,380,121	$3,617,164
Balance at period end	$1,825,063	$2,036,366

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

We have purchased portfolios of MSRs and have financed them in part through the sale to PMT of the right to receive ESS. The outstanding amount of the ESS is based on the current fair value of such ESS and amounts received on the underlying mortgage loans.

Our Board of Directors approved stock repurchase program allows us to repurchase up to $50 million of our Class A common stock using open market stock purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of Class A common stock. We intend to finance the stock repurchase program through cash on hand.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2018, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2018 we had contractual obligations aggregating $8.6 billion, comprised of borrowings, commitments to purchase and originate mortgage loans and a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement. We also lease our office facilities and license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by year
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate mortgage loans	$4,291,135	$4,291,135	$—	$—	$—
Short-term debt	2,353,431	2,353,431	—	—	—
Long-term debt	1,392,502	9,860	3,172	1,150,000	229,470
Interest on long-term debt	358,521	74,628	144,750	102,851	36,292
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,903	—	—	—	46,903
Software licenses (1)	26,179	17,908	8,271	—	—
Office leases	92,759	14,941	29,069	21,191	27,558
Total	$8,561,430	$6,761,903	$185,262	$1,274,042	$340,223

(1)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $1.7 million per month. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately $1.3 million at June 30, 2018. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the six months ended June 30, 2018, software license fees totaled $12.4 million.

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of June 30, 2018, we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$575,405	$1,100,000	$300,000	April 26, 2019
Credit Suisse First Boston Mortgage Capital LLC (3)	$100,000	$400,000	$400,000	April 26, 2020
Deutsche Bank AG	$644,366	$750,000	$—	February 1, 2019
Bank of America, N.A.	$174,887	$500,000	$225,000	October 1, 2018
Morgan Stanley Bank, N.A.	$131,103	$500,000	$175,000	August 24, 2018
JPMorgan Chase Bank, N.A.	$99,584	$500,000	$50,000	October 12, 2018
Royal Bank of Canada	$47,126	$135,000	$40,000	September 28, 2018
Citibank, N.A.	$31,650	$700,000	$350,000	June 7, 2019
BNP Paribas	$20,942	$200,000	$100,000	November 16, 2018
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$528,368	$550,000	$—	July 1, 2019
Notes payable
GMSR 2017-GT2 Term Note	$500,000	$—	$—	August 25, 2022
GMSR 2018-GT1 Term Note	$650,000	$—	$—	February 25, 2023
Credit Suisse AG	$—	$150,000	$—	November 16, 2018
Credit Suisse AG (3)	$—	$—	$—	February 1, 2020
Obligations under capital lease
Banc of America Leasing and Capital LLC	$13,032	$35,000	$—	March 23, 2020

(1)	Outstanding indebtedness as of June 30, 2018.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

(3)

The borrowing of $100 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase up to a maximum of $400 million. To the extent not utilized, $130 million can be allocated to the Credit Suisse AG note payable facility.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2018:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,178,465	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC (2)	$72,919	July 20, 2018	April 26, 2019
Deutsche Bank AG	$111,443	September 15, 2018	December 31, 2018
Bank of America, N.A.	$14,186	August 1, 2018	August 1, 2018
Morgan Stanley Bank, N.A.	$8,727	August 24, 2018	August 24, 2018
JP Morgan Chase Bank, N.A.	$8,528	August 17, 2018	October 12, 2018
Royal Bank of Canada	$3,170	August 3, 2018	September 28, 2018
Citibank, N.A.	$1,768	September 21, 2018	June 7, 2019
BNP Paribas	$1,090	September 20, 2018	November 16, 2018

(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.

(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between June 30, 2018 and the date of this Report have been renewed or extended and are described in Note 11—Borrowings to the accompanying consolidated financial statements.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2018, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,683,287	$2,580,978	$2,532,681	$2,441,317	$2,398,076	$2,316,078
Change in fair value:
$	$197,130	$94,821	$46,523	$(44,840)	$(88,081)	$(170,079)
%	7.9%	3.8%	1.9%	(1.8)%	(3.5)%	(6.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,635,715	$2,558,347	$2,521,639	$2,451,839	$2,418,627	$2,355,306
Change in fair value:
$	$149,558	$72,190	$35,482	$(34,318)	$(67,530)	$(130,851)
%	6.0%	2.9%	1.4%	(1.4)%	(2.7)%	(5.3)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,564,970	$2,525,564	$2,505,860	$2,466,454	$2,446,750	$2,407,344
Change in fair value:
$	$78,813	$39,407	$19,703	$(19,703)	$(39,407)	$(78,813)
%	3.2%	1.6%	0.8%	(0.8)%	(1.6)%	(3.2)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of June 30, 2018, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$236,984	$233,169	$231,306	$227,663	$225,882	$222,401
Change in fair value:
$	$7,514	$3,699	$1,835	$(1,808)	$(3,588)	$(7,070)
%	3.3%	1.6%	0.8%	(0.8)%	(1.6)%	(3.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$249,944	$239,292	$234,284	$224,841	$220,387	$211,965
Change in fair value:
$	$20,473	$9,822	$4,813	$(4,629)	$(9,083)	$(17,506)
%	8.9%	4.3%	2.1%	(2.0)%	(4.0)%	(7.6)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of June 30, 2018, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018 and our Quarterly Reports on Form 10-Q filed thereafter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the six months ended June 30, 2018.

Repurchases of our Common Stock

The following table summarizes the stock repurchase activity since the stock repurchase program was approved:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
July 1, 2017 – July 31, 2017	—	$—	—	$50,000,000
August 1, 2017 – August 31, 2017	270,905	$17.06	270,905	$45,379,288
September 1, 2017 – September 30, 2017	233,911	$17.01	233,911	$41,401,192
October 1, 2017 – December 31, 2017	—	$—	—	$41,401,192
January 1, 2018 – March 31, 2018	—	$—	—	$41,401,192
April 1, 2018 – April 30, 2018	—	$—	—	$41,401,192
May 1, 2018 – May 31, 2018	236,423	$20.43	236,423	$36,575,218
June 1, 2018 – June 30, 2018	—	$—	—	$36,575,218
Total	741,239	$—	741,239	$36,575,218

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 31, 2018, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s 2013 Equity Incentive Plan, as previously amended (the “2013 Plan”).  The Amendment became effective on the date of the Annual Meeting. The principal purpose of the Amendment was to increase the total number of shares authorized to be issued pursuant to awards under the 2013 Plan by an additional 2 million shares of Class A common stock.

Item 6.  Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PennyMac Financial Services, Inc.	8-K	May 14, 2013

3.2	Second Amended and Restated Bylaws of PennyMac Financial Services, Inc.	8-K	March 6, 2018

10.1†	Second Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	DEF14A	April 17, 2018

10.2†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (2018).	*

10.3†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (2018).	*

10.4†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2018).	*

10.5	Amendment No. 1 to Master Repurchase Agreement, dated as of April 17, 2018, by and between Deutsche Bank AG, Cayman Islands Branch and PennyMac Loan Services LLC.	10-Q	May 4, 2018

10.6

Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of April 20, 2018, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	May 4, 2018

10.7	Amendment No. 12 to Master Repurchase Agreement, dated as of April 20, 2018, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company LLC.	10-Q	May 4, 2018

10.8

Amendment No. 4 to Third Amended and Restated Master Repurchase Agreement, dated as of April 27, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

*

10.9	Amendment Number Three to the Amended and Restated Master Repurchase Agreement, dated as of May 1, 2018, by and between PennyMac Loan Services, LLC and Citibank, N.A.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669)
Exhibit No.	Exhibit Description	Form	Filing Date
10.10	Amendment Number Four to the Amended and Restated Master Repurchase Agreement, dated as of May 9, 2018, by and between PennyMac Loan Services, LLC and Citibank, N.A.	*

10.11	Amendment Number Five to the Amended and Restated Master Repurchase Agreement, dated as of May 14, 2018, by and between PennyMac Loan Services, LLC and Citibank, N.A.	8-K	May 18, 2018

10.12	Amendment Number Six to the Amended and Restated Master Repurchase Agreement, dated as of June 8, 2018, by and between PennyMac Loan Services, LLC and Citibank, N.A.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (ii) the Consolidated Statements of Income for the quarters ended June 30, 2018 and June 30, 2017, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended June 30, 2018 and June 30, 2017, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2018 and June 30, 2017 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: August 2, 2018	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: August 2, 2018	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Chief Financial Officer